Form 10-Q
period 1995-03-31
ANCHOR NATIONAL LIFE INSURANCE CO
filed 1995-05-15
CIK 6342

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                               ______________

                                  FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            March 31, 1995
                                    -----------------------------------
                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________to______________

                       Commission file number 33-47472


                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                               ---------------
           (Exact Name of Registrant as Specified in Its Charter)

                   California                         86-0198983
                     --------                         ----------
      (State or Other Jurisdiction of     (IRS Employer Identification No.)
        Incorporation or Organization)

           1 SunAmerica Center, Los Angeles, California 90067-6022
           -------------------------------------------------------
           (Address of Principal Executive Offices)     (Zip Code)

Registrant's telephone number, including area code: (310)772-6000

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes  X   No   .
                                               ---    ---

      The number of shares outstanding of the registrants Common Stock on March 31, 1995 was as follows:

      Common Stock, par value $1,000 per share, 3,511 shares outstanding





                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                                    INDEX


                                                                      Page
                                                                    Number(s)
                                                                   ---------
Part I - Financial Information

      Consolidated Balance Sheet -
      March 31, 1995 and September 30, 1994 (Unaudited)                3


      Consolidated Income Statement -
      Three Months and Six Months Ended March 31, 1995 and 1994
      (Unaudited)                                                      4


      Consolidated Statement of Cash Flows -
      Six Months Ended March 31, 1995 and 1994 (Unaudited)             5-6


      Note to Consolidated Financial Statements                        7


      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                              8-18


Part II - Other Information                                            19

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                  March 31,      September 30,
                                                    1995             1994
                                               --------------    -------------
ASSETS
Investments:
  Cash and short-term investments              $  179,229,000   $  157,438,000
  Bonds, notes and redeemable
   preferred stocks:
    Available for sale, at fair value
      (amortized cost:  March 1995,
      $1,220,909,000; September 1994,
      $1,108,271,000)                           1,161,351,000    1,026,120,000
    Held for investment, at amortized cost
      (fair value:  March 1995, $170,794,000;
      September 1994, $180,247,000)               165,335,000      175,885,000
  Mortgage loans                                  104,659,000      108,332,000
  Common stocks, at fair value (cost:
    March 1995, $10,543,000; September 1994,
    $8,789,000)                                     8,655,000        7,550,000
  Real estate                                      57,290,000       89,539,000
  Other invested assets                            62,941,000       67,208,000
                                                -------------    -------------
  Total investments                             1,739,460,000    1,632,072,000

  Variable annuity assets                       4,509,284,000    4,486,703,000
  Accrued investment income                        16,656,000       17,565,000
  Deferred acquisition costs                      408,056,000      416,289,000
  Other assets                                     49,380,000       49,497,000
                                               --------------   --------------
TOTAL ASSETS                                   $6,722,836,000   $6,602,126,000
                                               ==============   ==============

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEET (Continued)
                                  (Unaudited)

                                                  March 31,      September 30,
                                                    1995             1994
                                               --------------   --------------
LIABILITIES AND SHAREHOLDER'S EQUITY
Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts         $1,506,907,000   $1,437,488,000
  Payable to brokers for purchases of
    securities                                    108,012,000      124,624,000
  Income taxes currently payable                   26,663,000       12,331,000
  Other liabilities                                63,253,000       58,891,000
                                               --------------   --------------
  Total reserves, payables
    and accrued liabilities                     1,704,835,000    1,633,334,000
                                               --------------   --------------
Variable annuity liabilities                    4,509,284,000    4,486,703,000
                                               --------------   --------------
Subordinated notes payable to Parent               34,000,000       34,000,000
                                               --------------   --------------
Deferred income taxes                              59,445,000       64,567,000
                                               --------------   --------------
Shareholder's equity:
  Common Stock                                      3,511,000        3,511,000
  Additional paid-in capital                      252,876,000      252,876,000
  Retained earnings                               177,375,000      152,088,000
  Net unrealized losses on debt and
    equity securities available for sale          (18,490,000)     (24,953,000)
                                               --------------   --------------
  Total shareholder's equity                      415,272,000      383,522,000
                                               --------------   --------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY     $6,722,836,000   $6,602,126,000
                                               ==============   ==============

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                         CONSOLIDATED INCOME STATEMENT
       For the three months and six months ended March 31, 1995 and 1994
                                  (Unaudited)
                                            Three months                 Six months
                                     -------------------------   -------------------------
                                            1995          1994          1995          1994
                                     -----------   -----------   -----------   -----------
Investment income                    $32,089,000   $34,119,000   $60,334,000   $65,515,000
                                     -----------   -----------   -----------   -----------
Interest expense on:
  Fixed annuity contracts            (17,957,000)  (16,203,000)  (34,623,000)  (34,677,000)
  Senior indebtedness                       ---         (3,000)      (16,000)       (3,000)
  Subordinated notes payable
    to Parent                           (608,000)     (595,000)   (1,203,000)   (1,190,000)
                                     -----------   -----------   -----------   -----------
Total interest expense               (18,565,000)  (16,801,000)  (35,842,000)  (35,870,000)
                                     -----------   -----------   -----------   -----------
NET INVESTMENT INCOME                 13,524,000    17,318,000    24,492,000    29,645,000
                                     -----------   -----------   -----------   -----------
NET REALIZED INVESTMENT LOSSES          (577,000)   (7,528,000)   (5,368,000)  (20,320,000)
                                     -----------   -----------   -----------   -----------
Fee income:
  Variable annuity fees               19,675,000    19,630,000    40,032,000    39,122,000
  Asset management fees                6,662,000     8,127,000    13,687,000    16,476,000
  Net retained commissions             5,345,000     4,926,000     9,971,000     9,550,000
                                     -----------   -----------   -----------   -----------
TOTAL FEE INCOME                      31,682,000    32,683,000    63,690,000    65,148,000
                                     -----------   -----------   -----------   -----------
Other income and expenses:
  Surrender charges                    1,909,000     1,348,000     3,366,000     2,500,000
  General and administrative
    expenses                         (13,030,000)  (12,609,000)  (25,716,000)  (25,921,000)
  Amortization of deferred
    acquisition costs                (12,009,000)  (10,282,000)  (23,951,000)  (19,715,000)
  Other, net                            (354,000)    1,886,000       826,000     2,669,000
                                     -----------   -----------   -----------   -----------
TOTAL OTHER INCOME AND EXPENSES      (23,484,000)  (19,657,000)  (45,475,000)  (40,467,000)
                                     -----------   -----------   -----------   -----------
PRETAX INCOME                         21,145,000    22,816,000    37,339,000    34,006,000
Income tax expense                    (6,445,000)   (7,815,000)  (12,052,000)  (11,890,000)
                                     -----------   -----------   -----------   -----------
INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING FOR
  INCOME TAXES                        14,700,000    15,001,000    25,287,000    22,116,000

Cumulative effect of change in
  accounting for income taxes               ---           ---           ---    (20,463,000)
                                     -----------   -----------   -----------   -----------
NET INCOME                           $14,700,000   $15,001,000   $25,287,000    $1,653,000
                                     ===========   ===========   ===========   ===========

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                     CONSOLIDATED STATEMENT OF CASH FLOWS
               For the six months ended March 31, 1995 and 1994
                                  (Unaudited)

                                                     1995             1994
                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $ 25,287,000     $  1,653,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Interest credited to fixed annuity
       contracts                                   34,623,000       34,680,000
      Net realized investment losses                5,368,000       20,320,000
      Accretion of net discounts on investments    (3,673,000)        (395,000)
      Amortization of goodwill                        584,000          584,000
      Provision for deferred income taxes          (8,603,000)       5,416,000
      Cumulative effect of change in
        accounting for income taxes                      ---        20,463,000
      Change in:
        Deferred acquisition costs                 (3,767,000)     (24,226,000)
        Other assets                                 (467,000)      (5,445,000)
        Income taxes currently payable             14,332,000        5,268,000
        Other liabilities                           1,083,000        1,481,000
      Other, net                                      928,000        3,152,000
                                                 ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES          65,695,000       62,951,000
                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable preferred
      stocks available for sale                  (316,021,000)    (729,173,000)
    Bonds, notes and redeemable preferred
      stocks held for investment                         ---        (1,808,000)
    Mortgage loans                                       ---       (12,075,000)
    Other investments, excluding short-term
      investments                                  (7,036,000)     (16,871,000)
  Sales of:
    Bonds, notes and redeemable preferred
      stocks available for sale                   199,084,000      642,581,000
    Real estate                                    35,328,000       31,103,000
    Other investments, excluding short-term
      investments                                     312,000        3,238,000
  Redemptions and maturities of:
    Bonds, notes and redeemable preferred
      stocks available for sale                    19,434,000       72,817,000
    Bonds, notes and redeemable preferred
      stocks held for investment                   10,824,000       12,577,000
    Other investments, excluding short-term
      investments                                  13,192,000       13,347,000
                                                 ------------     ------------
NET CASH PROVIDED (USED) BY INVESTING
  ACTIVITIES                                      (44,883,000)      15,736,000
                                                 ------------     ------------


                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
               For the six months ended March 31, 1995 and 1994
                                  (Unaudited)


                                                     1995             1994
                                                 ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Premium receipts on fixed annuity contracts    $146,409,000     $ 36,318,000
  Net exchanges to (from) the fixed accounts
    of variable annuity contracts                  45,812,000      (38,220,000)
  Withdrawal payments on fixed annuity
    contracts                                    (140,047,000)    (126,526,000)
  Claims and annuity payments on fixed
    annuity contracts                             (17,397,000)     (15,818,000)
  Net repayments of other short-term
    financings                                    (33,798,000)     (92,265,000)
                                                 ------------     ------------
NET CASH PROVIDED (USED) BY FINANCING
  ACTIVITIES                                          979,000     (236,511,000)
                                                 ------------     ------------
NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                           21,791,000     (157,824,000)

CASH AND SHORT-TERM
  INVESTMENTS AT BEGINNING OF PERIOD              157,438,000      500,624,000
                                                 ------------     ------------
CASH AND SHORT-TERM
  INVESTMENTS AT END OF PERIOD                   $179,229,000     $342,800,000
                                                 ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness                  $    664,000     $    460,000
                                                 ============     ============

  Income taxes paid, net of refunds received     $    465,000     $  1,586,000
                                                 ============     ============

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                       PART I - FINANCIAL INFORMATION
                  ITEM 1 - FINANCIAL STATEMENTS (Continued)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  Basis of Presentation
    ---------------------

    Anchor National Life Insurance Company (the "Company") is an indirect wholly-owned subsidiary of SunAmerica Inc. (the "Parent"). In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1995 and September 30, 1994, the results of its consolidated operations for the three and six months ended March 31, 1995 and 1994 and its consolidated cash flows for the six months ended March 31, 1995 and 1994. The results of operations for the three and six months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1994, contained in the Company's Annual Report on Form 10-K. Certain items have been reclassified to conform to the current period's presentation.

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                       PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following is management's discussion and analysis of financial condition and results of operations of Anchor National Life Insurance Company (the
"Company") for the three months and six months ended March 31, 1995 and 1994.

RESULTS OF OPERATIONS

  INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME TAXES totaled $14.7 million in the second quarter of 1995, compared with $15.0 million in the second quarter of 1994. For the six months, such income amounted to $25.3 million in 1995, compared with $22.1 million in 1994. The cumulative effect of the change in accounting for income taxes resulting from the implementation of Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes," amounted to a nonrecurring non-cash charge of $20.4 million in the first quarter of fiscal 1994. Accordingly, net income amounted to $1.7 million for the six months of 1994.

  PRETAX INCOME totaled $21.1 million in the second quarter of 1995 and $22.8 million in the second quarter of 1994. For the six months, pretax income totaled $37.3 million in 1995, compared with $34.0 million in 1994. The $3.3 million improvement in year to date pretax income primarily resulted from decreased net realized investment losses, partially offset by declines in net investment income and fee income and an increase in amortization of deferred acquisition costs.

  NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, decreased to $13.5 million in the second quarter of 1995 from $17.3 million in the second quarter of 1994. These amounts represent net investment spreads of 3.30% on average invested assets (computed on a daily basis) of $1.64 billion in the second quarter of 1995 and 4.46% on average invested assets of $1.55 billion in the second quarter of 1994. For the six months, net investment income decreased to $24.5 million in 1995 from $29.6 million in 1994, representing net investment spreads of 3.05% and 3.76%, respectively, on average invested assets of $1.61 billion and $1.58 billion, respectively. These declines primarily resulted from declines in investment yield and increases in the rates paid on average fixed annuity contracts.

  Investment income totaled $32.1 million in the second quarter of 1995, compared with $34.1 million in the second quarter of 1994. For the six months, investment income totaled $60.3 million in 1995, compared with $65.5 million in 1994. These declines resulted primarily from decreased investment yields, partially offset by a higher level of average invested assets. The yield on average invested assets totaled 7.84% in the second quarter of 1995, compared with 8.79% in the second quarter of 1994. For the six months, the yield on average invested assets decreased to 7.51% in 1995 from 8.30% in 1994. Yields are computed without subtracting net realized investment losses. If net realized investment losses were included in the computation, the yields would be 7.70% in the second quarter of 1995, 6.85% in the second quarter of 1994, 6.84% in the six months of 1995 and 5.73% in the six months of 1994. Over the last six fiscal quarters, the Company's yields (before considering net realized investment losses) on average invested assets have ranged from 7.17% to 8.79%;
however, there can be no assurance that the Company will achieve similar yields in future periods.


  Decreased investment yields primarily resulted from decreased contributions from the Company's partnership investments. Investment income includes $0.5 million of partnership income in the second quarter of 1995, compared with $4.6 million in the second quarter of 1994. This income represents a yield of 4.53% on related average invested assets of $46.9 million in the second quarter of 1995, versus 59.64% on average partnership assets of $31.2 million in the second quarter of 1994. For the six months, partnership income totaled $0.9 million in 1995 (representing a yield of 3.68%) and $7.1 million in 1994
(representing a yield of 42.63%).

  The Company has historically enhanced investment yield through its use of dollar roll transactions ("Dollar Rolls"). Although the Company continues to use these programs, their use did not have a significant impact on investment income in fiscal 1995. (See "Asset-Liability Matching" for additional discussion of Dollar Rolls and Total Return Agreements).

  Total interest expense aggregated $18.6 million in the second quarter of 1995 and $16.8 million in the second quarter of 1994. For the six months, interest expense aggregated $35.8 million in 1995, compared with $35.9 million in 1994.
The average rate paid on all interest-bearing liabilities increased to 4.85% in the second quarter of 1995 from 4.46% in the second quarter of 1994. For the six months, the average rate paid on all interest-bearing liabilities increased to 4.76% in 1995 from 4.67% in 1994. Interest-bearing liabilities averaged $1.53 billion during the second quarter of 1995, compared with $1.51 billion during the second quarter of 1994. For the six months, interest bearing liabilities averaged $1.51 billion in 1995, compared with $1.54 billion in 1994.

  NET REALIZED INVESTMENT LOSSES totaled $0.6 million in the second quarter of 1995 and $7.5 million in the second quarter of 1994 and include impairment writedowns of $2.0 million and $3.1 million, respectively. Therefore, net gains from sales of investments totaled $1.4 million in the second quarter of 1995 and $4.4 million in the second quarter of 1994. For the six months, net realized investment losses totaled $5.4 million in 1995, compared with $20.3 million in 1994 and included impairment writedowns of $3.8 million and $9.7 million, respectively. Therefore, for the six months net losses from sales of investments totaled $1.6 million in 1995 and $10.6 million in 1994.

  Net losses in 1995 include $4.8 million of net losses ($0.6 million in the second quarter) realized on $206.4 million of sales of bonds ($160.1 million in the second quarter). These bond sales include sales of certain CMOs and asset-backed securities, high yield investments, U.S. Treasury securities and MBSs, all which were primarily made to maximize total return.

  Net losses in 1994 include $10.5 million of net losses ($4.4 million in the second quarter) realized on $489.4 million of sales of bonds ($266.6 million in the second quarter). These bond sales include sales of MBSs made primarily to acquire other MBSs that were then used in Dollar Rolls. In addition, bond sales include sales of high-yield investments primarily made to improve the overall credit quality of the portfolio.

  Impairment writedowns include additional provisions applied to bonds amounting to $3.8 million in 1995 ($2.0 million in the second quarter) and $9.7 million in 1994 ($3.1 million in the second quarter). Impairment writedowns in the first quarter of 1995 included $1.8 million of additional provisions applied to certain interest-only strips ("IOs"). IOs, a type of MBS used as an asset-liability matching tool to hedge against rising interest rates, are investment grade securities that give the holder the right to receive only the interest payments on a pool of underlying mortgage loans. At March 31, 1995, the amortized cost of the IOs held by the Company was $7.6 million and their fair value was $10.3 million.

  VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees totaled $19.7 million in the second quarter of 1995 and $19.6 million in the second quarter of 1994. For the six months, variable annuity fees totaled $40.0 million in 1995, compared with $39.1 million in 1994. Variable annuity assets averaged
$4.40 billion during the second quarter of 1995 and $4.47 billion during the second quarter of 1994. For the six months, variable annuity assets averaged
$4.41 billion in 1995, compared with $4.37 billion in 1994. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, have aggregated $503.7 million since March 31, 1994.
Variable annuity premiums declined to $109.2 million in the second quarter of 1995 from $248.6 million in the second quarter of 1994. For the six months, variable annuity premiums totaled $211.0 million in 1995 and $476.9 million in 1994. These declines in premiums can be attributed, in part, to a rising demand for fixed-rate investment options, including the fixed accounts of variable annuities, as prevailing interest rates increased during the latter half of the 1994 fiscal year and during fiscal 1995. The Company has encountered increased competition in the variable annuity marketplace in fiscal
1994 and 1995 and anticipates that the market will remain highly competitive for the foreseeable future.

  ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds and private accounts by SunAmerica Asset Management Corp. Such fees totaled $6.7 million on average assets managed of $2.03 billion in the second quarter of 1995 and $8.1 million on average assets managed of $2.46 billion in the second quarter of 1994. For the six months, asset management fees totaled
$13.7 million on average assets managed of $2.07 billion in 1995, compared with $16.5 million on average assets managed of $2.50 billion in 1994. Asset management fees decreased primarily due to a decline in the market value of assets managed and redemptions since March 31, 1994, both a reflection of adverse market conditions for fixed-income and equity securities which can be attributed, in part, to rising interest rates during the latter half of the 1994 fiscal year and into fiscal 1995. Mutual fund sales in 1995 also were affected by these adverse market conditions. Sales of mutual funds, excluding sales of money market funds, totaled $30.9 million in the second quarter of 1995, compared with $124.0 million in the second quarter of 1994. For the six months, such sales totaled $60.5 million in 1995, compared with $236.3 million in 1994.

  NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiary, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled
$5.3 million in the second quarter of 1995 and $4.9 million in the second quarter of 1994. For the six months, net retained commissions totaled $10.0 million in 1995, compared with $9.6 million in 1994. Sales of nonproprietary products (mainly mutual funds and general securities) totaled $1.34 billion in the second quarter of 1995 and $1.33 billion in the second quarter of 1994.
For the six months, sales of nonproprietary products totaled $2.27 billion in 1995, compared with $2.50 billion in 1994. Net retained commissions are not proportionate to sales primarily due to differences in sales mix.

  SURRENDER CHARGES on fixed and variable annuities totaled $1.9 million in the second quarter of 1995, compared with $1.3 million in the second quarter of 1994. For the six months, surrender charges totaled $3.4 million in 1995 and $2.5 million in 1994. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first five to seven years of the contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $235.6 million in the second quarter of 1995 and $204.5 million in the second quarter of 1994. These payments represent 16.2% and 13.9%, respectively, of average fixed and variable annuity reserves. For the six months, withdrawal payments totaled $448.1 million in 1995 and $347.4 million in 1994, and represent 15.4% and 12.0%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $164.1 million in the second quarter of 1995, $133.6 million in the second quarter of 1994, $308.1 million in the six months of 1995 and $222.0 million in the six months of 1994. Variable annuity surrenders have increased primarily due to surrenders on a closed block of business, policies coming off surrender charge restrictions and increased competition in the marketplace. In addition, fixed annuity surrenders have increased largely due to policies coming off surrender charge restrictions.
Management anticipates that withdrawal rates will remain relatively stable for the foreseeable future and the Company's investment portfolio has been structured to provide sufficient liquidity for anticipated withdrawals.

  GENERAL AND ADMINISTRATIVE EXPENSES totaled $13.0 million in the second quarter of 1995, compared with $12.6 million in the second quarter of 1994.
For the six months, general and administrative expenses totaled $25.7 million in 1995, compared with $25.9 million in 1994, and represent 0.8% of average total assets. General and administrative expenses remain closely controlled through a company-wide cost containment program.

  AMORTIZATION OF DEFERRED ACQUISITION COSTS increased from that recorded during the 1994 periods primarily due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other acquisition costs. Amortization of all deferred acquisition costs totaled $12.0 million in the second quarter of 1995 and $10.3 million in the second quarter of 1994. For the six months, such amortization totaled $24.0 million in 1995 and $19.7 million in 1994.

  INCOME TAX EXPENSE totaled $6.4 million in the second quarter of 1995 and $7.8 million in the second quarter of 1994, representing effective tax rates of 30% and 34%, respectively. For the six months, income tax expense totaled
$12.1 million in 1995, compared with $11.9 million in 1994, representing effective tax rates of 32% and 35%, respectively.


FINANCIAL CONDITION AND LIQUIDITY

  SHAREHOLDER'S EQUITY increased by $23.9 million to $415.3 million at March
31, 1995 from $391.4 million at December 31, 1994. This increase primarily reflects $14.7 million of net income and a $9.2 million decrease in net unrealized losses on debt and equity securities available for sale charged directly to shareholder's equity.

  TOTAL ASSETS increased by $195.7 million to $6.72 billion at March 31, 1995 from $6.53 billion at December 31, 1994, principally due to increases in invested assets and variable annuity assets.

  INVESTED ASSETS at March 31, 1995 totaled $1.74 billion, compared with $1.70 billion at December 31, 1994. This $39.0 million increase primarily resulted from an increase in reserves for fixed annuity contracts and a decrease in net unrealized losses on debt and equity securities available for sale.


  The Company managed most of its investments internally. The Company's general investment philosophy is to hold fixed maturity assets for long-term investment. Thus, it does not have a trading portfolio. The Company carries the portion of its portfolio of bonds, notes and redeemable preferred stocks that is available for sale (the "Available for Sale Portfolio") at estimated fair value. The remaining portion of its portfolio of bonds, notes and redeemable preferred stocks is held for investment and is carried at amortized cost.

  BONDS, NOTES AND REDEEMABLE PREFERRED STOCKS, including those held for investment and the Available for Sale Portfolio (the "Bond Portfolio"), at
March 31, 1995, had an aggregate amortized cost that exceeded its fair value by $54.1 million (including net unrealized losses of $59.6 million on the Available for Sale Portfolio). The aggregate amortized cost of the Bond
Portfolio was $88.7 million above its fair value at December 31, 1994
(including net unrealized losses of $91.0 million on the Available for Sale
Portfolio).  The decrease in net unrealized losses on the Bond Portfolio since
December 31, 1994 principally resulted from a decrease in prevailing long-term interest rates and the corresponding effect on the Bond Portfolio.

  Approximately $1.39 billion or 99.9% of the Bond Portfolio (at amortized cost) at March 31, 1995 was rated by Standard and Poor's Corporation ("S&P"),
Moody's Investors Service ("Moody's") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners
("NAIC") and implemented by either the NAIC or the Company. At March 31, 1995, approximately $1.25 billion (at amortized cost) was rated investment grade by one or both of these agencies or under the NAIC guidelines, including $948.6 million of U.S. government/agency securities and mortgage-backed securities
("MBSs").

  At March 31, 1995, the Bond Portfolio included $133.2 million (fair value,
$126.2 million) of bonds not rated investment grade by S&P, Moody's or the NAIC. Based on their March 31, 1995 amortized cost, these bonds accounted for 1.97% of the Company's total assets and 7.40% of invested assets.

  Non-investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade securities. The
Company intends that its holdings of such securities not exceed current levels, but its policies may change from time to time, including in connection with any possible acquisition. The Company had no material concentrations of non-investment grade securities at March 31, 1995.

  The table on the following page summarizes the Company's rated bonds by rating classification as of March 31, 1995.

                                          Rated Bonds By Rating Classification
                                                 (Dollars in thousands)

                                                  Issues not rated by S&P(Moody's)
          Issues Rated by S&P(Moody's)                   By NAIC Category                            Total
- - - - ----------------------------------------------  -----------------------------------  ----------------------------------
                                     Estimated    NAIC                   Estimated               Percent of  Estimated
 S&P (Moody's)         Amortized        fair    category   Amortized        fair     Amortized    invested      fair
  category(1)             cost         value       (2)        cost         value        cost       assets(3)   value
- - - - ---------------        ----------   ----------  --------   ----------   -----------  ----------   ---------  ----------
AAA+ to A-
  (Aaa to A3)            $709,229     $673,911       1       $322,429     $324,297   $1,031,658     52.77%     $998,208
BBB+ to BBB-
  (Baa1 to Baa3)           79,374       73,434       2        142,600      132,729      221,974     12.82       206,163
BB+ to BB-
  (Ba1 to Ba3)              2,395        2,388       3         20,029       19,914       22,424      2.05        22,302
B+ to B-
  (B1 to B3)               76,226       71,459       4         24,993       22,724      101,219      4.29        94,183
CCC+ to C-
  (Caa to C)                1,906        1,906       5          6,999        7,197        8,905      0.42         9,103
D                               -            -       6            639          639          639      0.15           639
                       ----------   ----------             ----------   ----------   ----------              ----------
TOTAL RATED ISSUES       $869,130     $823,098               $517,689     $507,500   $1,386,819              $1,330,598
                       ==========   ==========             ==========   ==========   ==========              ==========

(1)   S&P rates debt securities in eleven rating categories, from AAA (the highest) to D (in payment default).  A plus (+)
      or minus (-) indicates the debt's relative standing within the rating category.  A security rated BBB- or higher is considered investment grade.  Moody's rates debt securities in nine rating categories, from Aaa (the highest) to C
      (extremely poor prospects of attaining real investment standing).  The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt's relative standing within the rating category.  A security rated Baa3 or higher is considered investment grade.  Issues are categorized based on the higher of the S&P or Moody's rating if rated by both agencies.

(2)   Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default.  These six categories correspond with the S&P(Moody's) rating groups listed above, with categories 1 and 2 considered investment grade.  A substantial portion of the assets in the NAIC categories were rated by the Company based on its implementation of NAIC rating guidelines.

(3)   At amortized cost.

      SENIOR SECURED LOANS ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $87.9 million at March 31, 1995. Secured Loans are primarily originated by money center or investment banks or are originated directly by the Company. Secured Loans are senior to subordinated debt and equity, and virtually all are secured by assets of the issuer. At March 31, 1995, Secured Loans consisted of loans to 11 borrowers spanning 10 industries, with no industry concentration constituting more than 17% of these assets.

      While the trading market for Secured Loans is more limited than for publicly traded corporate debt issues, management believes that participation in these transactions has enabled the Company to improve its investment yield. The majority of the Company's Secured Loans are not rated by S&P or Moody's. However, 85% of the Secured Loans (at amortized cost) are rated in NAIC categories 1 and 2. Although, as a result of restrictive financial covenants, Secured Loans involve greater risk of technical default than do publicly traded investment grade securities, management believes that generally the risk of loss upon default for its Secured Loans is mitigated by their financial covenants and senior secured positions.

      MORTGAGE LOANS aggregated $104.7 million at March 31, 1995 and consisted of 16 first mortgage loans with an average loan balance of approximately
$6.5 million, collateralized by properties located in 8 states. Approximately 45% of the portfolio was office, 20% was hotel, 19% was retail and 16% was multifamily residential. At March 31, 1995, approximately 23% of the portfolio was secured by properties located in New Jersey, 20% of the portfolio was secured by properties located in Colorado and approximately 19% of the portfolio was secured by properties located in California. No more than 12% of the portfolio was secured by properties in any other single state. At March 31, 1995, there were no construction, takeout, farm or land loans and there were 2 loans with outstanding balances of $20 million or more, which loans collectively aggregated approximately 43% of the portfolio. At March 31, 1995, approximately 28% of the mortgage loan portfolio consisted of loans with balloon payments due before April 1, 1998. At March 31, 1995, there were no loans delinquent by more than 90 days. There were no loans foreclosed upon and transferred to real estate in the balance sheet during fiscal 1995. At March 31, 1995, one mortgage loan having an aggregate carrying value of $10.3 million had been previously restructured. No mortgage loans were restructured during the 1994 or 1995 fiscal years.

      Approximately 66% of the mortgage loans in the portfolio at March 31, 1995 were seasoned loans underwritten to the Company's standards and purchased at or near par from another financial institution which was downsizing its portfolio. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers represent a higher level of risk for the industry than have mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans, and the effects of general economic conditions on these commercial properties. However, due to the seasoned nature of the Company's mortgage loans and its strict underwriting standards, the Company believes that it has reduced the risk attributable to its mortgage loan portfolio while maintaining attractive yields.



      REAL ESTATE aggregated $57.3 million at March 31, 1995 and consisted of non-income producing land in the Phoenix, Arizona metropolitan area. The Company has undertaken to dispose of this Phoenix-area land during the next one to two years, either to affiliated or nonaffiliated parties, and SunAmerica Inc., the ultimate parent, has guaranteed that the Company will receive its statutory carrying value of these assets.

      OTHER INVESTED ASSETS aggregated $62.9 million at March 31, 1995, including $48.5 million of investments in limited partnerships and an aggregate of $14.4 million of miscellaneous investments, including policy loans, collateralized mortgage obligation residuals and leveraged leases. The Company's limited partnership interests primarily include partnerships, accounted for by using the cost method of accounting, that invest mainly in equity securities.

      ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed maturities that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed maturities are priced over the yield curve and general competitive conditions within the industry. Its portfolio strategy is designed to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges or other limitations on when contracts can be surrendered for cash to encourage persistency and discourage withdrawals. Approximately 59% of the Company's fixed annuity reserves had surrender penalties or other restrictions at March 31, 1995.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of possible future interest rate scenarios. The cash flow obtained from MBSs helps to maintain the anticipated spread, while providing desired liquidity.
At March 31, 1995, the weighted average life of the Company's investments was approximately four-and-one-quarter years and the portfolio had a duration of approximately three-and-three-eighths years. Weighted average life is defined as the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common measure for the price sensitivity of a fixed-income security or portfolio to changes in interest rates. It is the weighted average time to receipt of all expected cash flows, both principal and interest, including the effects of scheduled amortization and expected prepayments, in which the weight attached to each year of receipt is the proportion of the present value of cash to be received during that year to the total present value of the portfolio.

      The Company also seeks to provide liquidity, while enhancing its spread income, by using reverse repurchase agreements ("Reverse Repos"), Dollar Rolls and by investing in MBSs. Reverse Repos involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed upon price and are generally over-collateralized. Dollar Rolls are similar to Reverse Repos except that the repurchase involves securities that are only substantially the same as the securities sold and the arrangement is not collateralized, nor is it governed by a repurchase agreement. MBSs are generally investment grade securities collateralized by large pools of mortgage loans. MBSs generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

      There are risks associated with some of the techniques the Company uses to enhance its spread income and match its assets and liabilities. The primary risk associated with Dollar Rolls and Reverse Repos is the risk associated with counterparty nonperformance. The Company believes, however, that the counterparties to its Dollar Rolls and Reverse Repos are financially responsible and that the counterparty risk associated with those transactions is minimal. Counterparty risk associated with Dollar Rolls is further mitigated by the Company's participation in an MBS trading clearinghouse. The sell and buy transactions that are submitted to this clearinghouse are marked to market on a daily basis and each participant is required to over-collateralize its net loss position by 30% with either cash, letters of credit or government securities. The primary risk associated with MBSs is that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase.

      INVESTED ASSETS EVALUATION routinely includes a review by the Company of its portfolio of debt securities. Management identifies monthly those investments that require additional monitoring and carefully reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews for bonds, management principally considers the adequacy of collateral (if any), compliance with contractual covenants, the borrower's recent financial performance, news reports and other externally generated information concerning the creditor's affairs. In the case of publicly traded bonds, management also considers market value quotations, if available. For mortgage loans, management generally considers information concerning the mortgaged property and, among other things, factors impacting the current and expected payment status of the loan and, if available, the current fair value of the underlying collateral.

      The carrying values of bonds that are determined to have declines in value that are other than temporary are reduced to net realizable value and no further accruals of interest are made. Mortgage loan writedowns are based on losses expected by management to be realized on transfers of mortgage loans to real estate, on the disposition and settlement of mortgage loans and on mortgage loans that management believes may not be collectible in full. Accrual of interest is suspended when principal and interest payments on mortgage loans are past due more than 90 days.

      DEFAULTED INVESTMENTS, comprising all investments (at amortized cost) that are in default as to the payment of principal or interest, totaled $2.4 million at March 31, 1995, all of which were unsecured non-investment grade bonds, and $4.6 million at December 31, 1994. At March 31, 1995, defaulted investments constituted 0.1% of total invested assets at amortized cost and the fair value was equal to the amortized cost. At December 31, 1994, defaulted investments constituted 0.3% of total invested assets at amortized cost.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of existing cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At March 31, 1995, approximately $657.0 million of the Company's Bond Portfolio had an aggregate unrealized gain of $17.9 million, while approximately $729.2 million had an aggregate unrealized loss of $72.0 million. In addition, the Company's investment portfolio also currently provides approximately $17.3 million of monthly cash flow from scheduled principal and interest payments.

      Management is aware that prevailing market interest rates may shift significantly and has strategies in place to manage either an increase or decrease in prevailing rates. In a rising interest rate environment, the Company's average cost of funds would increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. Management would seek to place new funds in investments that were matched in duration to, and higher yielding than, the liabilities assumed. The Company believes that liquidity to fund withdrawals would be available through incoming cash flow, the sale of short-term or floating-rate instruments or Reverse Repos on the Company's substantial MBS segment of the Bond Portfolio, thereby avoiding the sale of fixed-rate assets in an unfavorable bond market.

      In a declining rate environment, the Company's cost of funds would decrease over time, reflecting lower interest crediting rates on its fixed annuities. Should increased liquidity be required for withdrawals, the Company believes that a significant portion of its investments could be sold without adverse consequences in light of the general strengthening that would be expected in the bond market.


REGULATION

      The Company is subject to regulation and supervision by the states in which it is authorized to transact business. State insurance laws establish supervisory agencies with broad administrative and supervisory powers related to granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, regulating the type and amount of investments permitted, limiting the amount of dividends that can be paid without first obtaining regulatory approval and other related matters.

      In recent years, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies. The NAIC has recently approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies. These initiatives include new investment reserve requirements, risk-based capital standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws to govern insurance company investments. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any change would have on the Company.

      SunAmerica Asset Management is registered with the Securities and Exchange Commission (the "Commission") as a registered investment adviser under the Investment Advisers Act of 1940. The mutual funds that it markets are subject to regulation under the Investment Company Act of 1940. SunAmerica Asset Management and the mutual funds are subject to regulation and examination by the Commission. In addition, variable annuities and the related separate accounts of the Company are subject to regulation by the Commission under the Securities Act of 1933 and the Investment Company Act of 1940.

      The Company's broker-dealer subsidiary is subject to regulation and supervision by the states in which it transacts business, as well as by the National Association of Securities Dealers, Inc. (the "NASD"). The NASD has broad administrative and supervisory powers relative to all aspects of business and may examine the subsidiary's business and accounts at any time.

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - - - ------------------------------------------

  No exhibits are filed with this report and no Current Report on Form 8-K was filed during the six months ended March 31, 1995.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                                    -----------------------------------
                                    Registrant



Dated     May 12, 1995              /s/ SCOTT L. ROBINSON
     ----------------------------   -----------------------------------
                                    Scott L. Robinson
                                    Senior Vice President and Director
                                    (Principal Financial Officer)



Dated     May 12, 1995              /s/ N. SCOTT GILLIS
     ----------------------------   -----------------------------------
                                    N. Scott Gillis
                                    Senior Vice President and Controller
                                    (Principal Accounting Officer)