Form 10-Q
period 1995-06-30
ANCHOR NATIONAL LIFE INSURANCE CO
filed 1995-08-14
CIK 6342

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                               ______________

                                  FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            June 30, 1995
                                    -----------------------------------
                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________to______________

                       Commission file number 33-47472


                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                               ---------------
           (Exact Name of Registrant as Specified in Its Charter)

                   California                         86-0198983
                   ----------                         ----------
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

      The number of shares outstanding of the registrants Common Stock on June 30, 1995 was as follows:

      Common Stock, par value $1,000 per share, 3,511 shares outstanding





                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                                    INDEX


                                                                      Page
                                                                    Number(s)
                                                                   ---------
Part I - Financial Information

      Consolidated Balance Sheet -
      June 30, 1995 and September 30, 1994 (Unaudited)                 3-4


      Consolidated Income Statement -
      Three Months and Nine Months Ended June 30, 1995 and 1994
      (Unaudited)                                                      5


      Consolidated Statement of Cash Flows -
      Nine Months Ended June 30, 1995 and 1994 (Unaudited)             6-7


      Note to Consolidated Financial Statements                        8


      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                              9-19


Part II - Other Information                                            20

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                   June 30,      September 30,
                                                    1995             1994
                                               --------------    -------------
ASSETS
Investments:
  Cash and short-term investments              $  206,766,000   $  157,438,000
  Bonds, notes and redeemable
   preferred stocks:
    Available for sale, at fair value
      (amortized cost:  June 1995,
      $1,226,185,000; September 1994,
      $1,108,271,000)                           1,219,010,000    1,026,120,000
    Held for investment, at amortized cost
      (fair value:  June 1995, $167,050,000;
      September 1994, $180,247,000)               159,726,000      175,885,000
  Mortgage loans                                   93,728,000      108,332,000
  Common stocks, at fair value (cost:
    June 1995, $7,645,000; September 1994,
    $8,789,000)                                     5,940,000        7,550,000
  Real estate                                      55,798,000       89,539,000
  Other invested assets                            63,986,000       67,208,000
                                                -------------    -------------
  Total investments                             1,804,954,000    1,632,072,000

  Variable annuity assets                       4,864,463,000    4,486,703,000
  Accrued investment income                        19,927,000       17,565,000
  Deferred acquisition costs                      379,113,000      416,289,000
  Other assets                                     49,876,000       49,497,000
                                               --------------   --------------
TOTAL ASSETS                                   $7,118,333,000   $6,602,126,000
                                               ==============   ==============

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEET (Continued)
                                  (Unaudited)

                                                   June 30,      September 30,
                                                    1995             1994
                                               --------------   --------------
LIABILITIES AND SHAREHOLDER'S EQUITY
Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts         $1,508,072,000   $1,437,488,000
  Reserves for guaranteed investment
    contracts                                      30,155,000              ---
  Payable to brokers for purchases of
    securities                                     82,521,000      124,624,000
  Income taxes currently payable                   29,729,000       12,331,000
  Other liabilities                                71,371,000       58,891,000
                                               --------------   --------------
  Total reserves, payables
    and accrued liabilities                     1,721,848,000    1,633,334,000
                                               --------------   --------------
Variable annuity liabilities                    4,864,463,000    4,486,703,000
                                               --------------   --------------
Subordinated notes payable to Parent               34,000,000       34,000,000
                                               --------------   --------------
Deferred income taxes                              60,705,000       64,567,000
                                               --------------   --------------
Shareholder's equity:
  Common Stock                                      3,511,000        3,511,000
  Additional paid-in capital                      252,876,000      252,876,000
  Retained earnings                               183,647,000      152,088,000
  Net unrealized losses on debt and
    equity securities available for sale           (2,717,000)     (24,953,000)
                                               --------------   --------------
  Total shareholder's equity                      437,317,000      383,522,000
                                               --------------   --------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY     $7,118,333,000   $6,602,126,000
                                               ==============   ==============

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                         CONSOLIDATED INCOME STATEMENT
       For the three months and nine months ended June 30, 1995 and 1994
                                  (Unaudited)
                                            Three months                Nine months
                                     -------------------------   -------------------------
                                        1995          1994          1995          1994
                                     -----------   -----------   -----------   -----------
Investment income                    $34,132,000   $29,692,000   $94,466,000   $95,207,000
                                     -----------   -----------   -----------   -----------
Interest expense on:
  Fixed annuity contracts            (19,145,000)  (15,681,000)  (53,768,000)  (50,358,000)
  Guaranteed investment contracts       (160,000)          ---      (160,000)          ---
  Senior indebtedness                        ---           ---       (16,000)       (3,000)
  Subordinated notes payable
    to Parent                           (609,000)     (595,000)   (1,812,000)   (1,785,000)
                                     -----------   -----------   -----------   -----------
Total interest expense               (19,914,000)  (16,276,000)  (55,756,000)  (52,146,000)
                                     -----------   -----------   -----------   -----------
NET INVESTMENT INCOME                 14,218,000    13,416,000    38,710,000    43,061,000
                                     -----------   -----------   -----------   -----------
NET REALIZED INVESTMENT LOSSES        (3,506,000)   (5,860,000)   (8,874,000)  (26,180,000)
                                     -----------   -----------   -----------   -----------
Fee income:
  Variable annuity fees               21,143,000    19,743,000    61,175,000    58,865,000
  Asset management fees                6,712,000     7,541,000    20,399,000    24,017,000
  Net retained commissions             6,168,000     4,794,000    16,139,000    14,344,000
                                     -----------   -----------   -----------   -----------
TOTAL FEE INCOME                      34,023,000    32,078,000    97,713,000    97,226,000
                                     -----------   -----------   -----------   -----------
Other income and expenses:
  Surrender charges                    1,244,000     1,306,000     4,610,000     3,806,000
  General and administrative
    expenses                         (16,539,000)  (13,034,000)  (42,255,000)  (38,955,000)
  Amortization of deferred
    acquisition costs                (16,603,000)  (11,433,000)  (40,554,000)  (31,148,000)
  Other, net                            (958,000)      571,000      (132,000)    3,240,000
                                     -----------   -----------   -----------   -----------
TOTAL OTHER INCOME AND EXPENSES      (32,856,000)  (22,590,000)  (78,331,000)  (63,057,000)
                                     -----------   -----------   -----------   -----------
PRETAX INCOME                         11,879,000    17,044,000    49,218,000    51,050,000
Income tax expense                    (5,607,000)   (5,750,000)  (17,659,000)  (17,640,000)
                                     -----------   -----------   -----------   -----------
INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING FOR
  INCOME TAXES                         6,272,000    11,294,000    31,559,000    33,410,000

Cumulative effect of change in
  accounting for income taxes               ---           ---           ---    (20,463,000)
                                     -----------   -----------   -----------   -----------
NET INCOME                           $ 6,272,000   $11,294,000   $31,559,000   $12,947,000
                                     ===========   ===========   ===========   ===========

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                     CONSOLIDATED STATEMENT OF CASH FLOWS
               For the nine months ended June 30, 1995 and 1994
                                  (Unaudited)

                                                     1995             1994
                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $ 31,559,000     $ 12,947,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Interest credited to:
       Fixed annuity contracts                     53,768,000       50,358,000
       Guaranteed investment contracts                160,000              ---
      Net realized investment losses                8,874,000       26,180,000
      Accretion of net discounts on investments    (5,947,000)        (678,000)
      Amortization of goodwill                        876,000          876,000
      Provision for deferred income taxes         (15,836,000)      17,283,000
      Cumulative effect of change in
        accounting for income taxes                      ---        20,463,000
      Change in:
        Deferred acquisition costs                 (3,124,000)     (30,772,000)
        Other assets                               (1,256,000)      (2,047,000)
        Income taxes currently payable             17,398,000         (964,000)
        Other liabilities                          (1,198,000)         285,000
      Other, net                                   (2,336,000)        (891,000)
                                                 ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES          82,938,000       93,040,000
                                                 ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable preferred
      stocks available for sale                  (678,324,000)    (935,039,000)
    Bonds, notes and redeemable preferred
      stocks held for investment                         ---        (1,808,000)
    Mortgage loans                                       ---       (19,463,000)
    Other investments, excluding short-term
      investments                                 (11,086,000)     (19,759,000)
  Sales of:
    Bonds, notes and redeemable preferred
      stocks available for sale                   478,051,000      751,420,000
    Real estate                                    36,821,000       33,444,000
    Other investments, excluding short-term
      investments                                   4,623,000        3,768,000
  Redemptions and maturities of:
    Bonds, notes and redeemable preferred
      stocks available for sale                    95,781,000      111,075,000
    Bonds, notes and redeemable preferred
      stocks held for investment                   18,682,000       27,523,000
    Mortgage loans                                 14,834,000       25,124,000
    Other investments, excluding short-term
      investments                                  11,718,000        6,939,000
                                                 ------------     ------------
NET CASH USED BY INVESTING ACTIVITIES             (28,900,000)     (16,776,000)
                                                 ------------     ------------


                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
               For the nine months ended June 30, 1995 and 1994
                                  (Unaudited)


                                                     1995             1994
                                                 ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Premium receipts on:
    Fixed annuity contracts                      $210,264,000     $ 84,248,000
    Guaranteed investment contracts                30,000,000              ---
  Net exchanges to (from) the fixed accounts
    of variable annuity contracts                  40,989,000      (36,500,000)
  Withdrawal payments on:
    Fixed annuity contracts                      (209,358,000)    (200,331,000)
    Guaranteed investment contracts                    (5,000)             ---
  Claims and annuity payments on fixed
    annuity contracts                             (25,104,000)     (23,538,000)
  Net repayments of other short-term
    financings                                    (51,496,000)    (141,340,000)
                                                 ------------     ------------
NET CASH USED BY FINANCING ACTIVITIES              (4,710,000)    (317,461,000)
                                                 ------------     ------------
NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                           49,328,000     (241,197,000)

CASH AND SHORT-TERM
  INVESTMENTS AT BEGINNING OF PERIOD              157,438,000      500,624,000
                                                 ------------     ------------
CASH AND SHORT-TERM
  INVESTMENTS AT END OF PERIOD                   $206,766,000     $259,427,000
                                                 ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness                  $  2,562,000     $    784,000
                                                 ============     ============

  Income taxes paid, net of refunds received     $ 16,026,000     $  1,317,000
                                                 ============     ============

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                       PART I - FINANCIAL INFORMATION
                  ITEM 1 - FINANCIAL STATEMENTS (Continued)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  Basis of Presentation
    ---------------------

    Anchor National Life Insurance Company (the "Company") is an indirect wholly owned subsidiary of SunAmerica Inc. (the "Parent"). In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1995 and September 30, 1994, the results of its consolidated operations for the three and nine months ended June 30, 1995 and 1994 and its consolidated cash flows for the nine months ended June 30, 1995 and 1994. The results of operations for the three and nine months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1994, contained in the Company's Annual Report on Form 10-K. Certain items have been reclassified to conform to the current period's presentation.

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                       PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following is management's discussion and analysis of financial condition and results of operations of Anchor National Life Insurance Company (the
"Company") for the three months and nine months ended June 30, 1995 and 1994.

RESULTS OF OPERATIONS

  INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME TAXES totaled $6.3 million in the third quarter of 1995, compared with $11.3 million in the third quarter of 1994. For the nine months, such income amounted to $31.6 million in 1995, compared with $33.4 million in 1994. The cumulative effect of the change in accounting for income taxes resulting from the implementation of Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes," amounted to a nonrecurring non-cash charge of $20.5 million in the first quarter of fiscal 1994. Accordingly, net income amounted to $12.9 million for the nine months of 1994.

  PRETAX INCOME totaled $11.9 million in the third quarter of 1995 and $17.0 million in the third quarter of 1994.  The $5.1 million decline in the third quarter of 1995 primarily resulted from increased amortization of deferred
acquisition costs.   For the nine months, pretax income totaled $49.2 million
in 1995, compared with $51.1 million in 1994.

  NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $14.2 million in the third quarter of 1995 from $13.4 million in the third quarter of 1994. These amounts represent net investment spreads of 3.40% on average invested assets (computed on a daily basis) of $1.67 billion in the third quarter of 1995 and 3.49% on average invested assets of $1.54 billion in the third quarter of 1994. For the nine months, net investment income decreased to $38.7 million in 1995 from $43.1 million in 1994, representing net investment spreads of 3.17% and 3.67%, respectively, on average invested assets of $1.63 billion and $1.56 billion, respectively.

  Investment income totaled $34.1 million in the third quarter of 1995, compared with $29.7 million in the third quarter of 1994. For the nine months, investment income totaled $94.5 million in 1995, compared with $95.2 million in 1994. Investment income increased in the third quarter of 1995 as a result of increased yields on higher levels of average invested assets. The yield on average invested assets rose to 8.16% in the third quarter of 1995, from 7.73% in the third quarter of 1994. Investment income declined for the nine months of 1995, as the yield on average invested assets decreased to 7.73% in 1995 from 8.12% in 1994. Yields are computed without subtracting net realized investment losses. If net realized investment losses were included in the computation, the yields would be 7.32% in the third quarter of 1995, 6.21% in the third quarter of 1994, 7.01% in the nine months of 1995 and 5.88% in the nine months of 1994. Over the last seven fiscal quarters, the Company's yields
(before considering net realized investment losses) on average invested assets have ranged from 7.17% to 8.79%; however, there can be no assurance that the Company will achieve similar yields in future periods.

  Increased investment yields in the third quarter of 1995 primarily resulted from increased contributions from the Company's investments in partnerships.
The decline in investment yield for the nine months of 1995 was primarily due to lower contributions from the Company's investment in partnerships compared with 1994. Partnership income in 1995 totaled $4.8 million ($3.9 million in the third quarter), compared with $8.2 million in 1994 ($1.1 million in the third quarter). This income represents a yield of 13.18% on average investments in partnerships of $48.5 million in 1995 (33.08% on average investments in partnerships of $47.4 million in the third quarter), compared with a yield of 28.77% on average investments in partnerships of $37.8 million in 1994 (9.97% on average investments in partnerships of $44.4 million in the third quarter).

  The Company has historically enhanced investment yield through its use of dollar roll transactions ("Dollar Rolls"). Although the Company continues to use these programs, their use did not have a significant impact on investment income in fiscal 1995. (See "Asset-Liability Matching" for additional discussion of Dollar Rolls).

  Total interest expense aggregated $19.9 million in the third quarter of 1995 and $16.3 million in the third quarter of 1994. For the nine months, interest expense aggregated $55.8 million in 1995, compared with $52.1 million in 1994.
The average rate paid on all interest-bearing liabilities increased to 5.12% in the third quarter of 1995 from 4.40% in the third quarter of 1994. For the nine months, the average rate paid on all interest-bearing liabilities increased to 4.88% in 1995 from 4.58% in 1994. Interest-bearing liabilities averaged $1.55 billion during the third quarter of 1995, compared with $1.48 billion during the third quarter of 1994. For the nine months, interest bearing liabilities averaged $1.52 billion in 1995 and 1994.

    The increases in the average rate paid on all interest-bearing liabilities primarily resulted from increased average crediting rates on the Company's fixed annuity contracts. Average fixed annuity crediting rates were 5.07% in the third quarter of 1995, 4.34% in the third quarter of 1994, 4.83% in the nine months of 1995 and 4.52% in the nine months of 1994. During 1995, the Company increased its average crediting rates on fixed annuity contracts relative to those issued in the comparable 1994 periods to maintain a generally competitive market rate. This increase was reflected in a corresponding increase in the average crediting rate on fixed annuity contracts, the majority of which reprice annually as interest rate guarantees are renewed.

  NET REALIZED INVESTMENT LOSSES totaled $3.5 million in the third quarter of 1995 and $5.9 million in the third quarter of 1994, and include no impairment writedowns in the third quarter of 1995 and $4.5 million in the third quarter of 1994. Therefore, net losses from sales of investments totaled $3.5 million in the third quarter of 1995 and $1.4 million in the third quarter of 1994.
For the nine months, net realized investment losses totaled $8.9 million in 1995, compared with $26.2 million in 1994 and include impairment writedowns of $3.8 million and $14.2 million, respectively. Therefore, for the nine months net losses from sales of investments totaled $5.1 million in 1995 and $12.0 million in 1994.

  Net losses in 1995 include $9.2 million of net losses ($4.4 million in the third quarter) realized on $518.2 million of sales of bonds ($311.8 million in the third quarter). These bond sales include sales of certain collateralized mortgage obligations ("CMOs") and asset-backed securities, U.S. Treasury securities, high yield investments and mortgage-backed securities ("MBSs"), all of which were primarily made to maximize total return.

  Net losses in 1994 include $11.6 million of net losses ($1.1 million in the third quarter) realized on $563.0 million of sales of bonds ($73.6 million in the third quarter). These bond sales include sales of MBSs made primarily to acquire other MBSs that were then used in Dollar Rolls. In addition, bond sales include sales of high-yield investments primarily made to improve the overall credit quality of the portfolio.

  Impairment writedowns include additional provisions applied to bonds amounting to $3.8 million in 1995 (none in the third quarter) and $14.2 million in 1994 ($4.5 million in the third quarter). Impairment writedowns in the first quarter of 1995 included $1.8 million of additional provisions applied to certain interest-only strips ("IOs"). IOs, a type of MBS used as an asset-liability matching tool to hedge against rising interest rates, are investment grade securities that give the holder the right to receive only the interest payments on a pool of underlying mortgage loans. At June 30, 1995, the amortized cost of the IOs held by the Company was $6.4 million and their fair value was $8.6 million.

  VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees totaled $21.1 million in the third quarter of 1995 and $19.7 million in the third quarter of 1994. For the nine months, variable annuity fees totaled $61.2 million in 1995, compared with $58.9 million in 1994. Variable annuity assets averaged
$4.69 billion during the third quarter of 1995 and $4.39 billion during the third quarter of 1994. For the nine months, variable annuity assets averaged
$4.50 billion in 1995, compared with $4.38 billion in 1994. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, aggregated $485.1 million since June 30, 1994. Variable annuity premiums declined to $151.6 million in the third quarter of 1995 from $170.1 million in the third quarter of 1994. For the nine months, variable annuity premiums declined to $362.5 million in 1995 from $647.0 million in 1994. These declines in premiums can be attributed, in part, to a heightened demand for fixed-rate investment options, including the fixed accounts of variable annuities. The Company has encountered increased competition in the variable annuity marketplace in fiscal 1994 and 1995 and anticipates that the market will remain highly competitive for the foreseeable future.

  ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds and private accounts by SunAmerica Asset Management Corp. Such fees totaled $6.7 million on average assets managed of $2.06 billion in the third quarter of 1995, compared with $7.5 million on average assets managed of $2.31 billion in the third quarter of 1994. For the nine months, asset management fees totaled $20.4 million on average assets managed of $2.07 billion in 1995, compared with $24.0 million on average assets managed of $2.44 billion in 1994.
Asset management fees decreased due to a decline in assets managed, principally resulting from $468.2 million of redemptions, excluding redemptions of money market funds, since June 30, 1994. Mutual fund sales in 1995 were also affected by these adverse market conditions. Sales of mutual funds, excluding sales of money market funds, totaled $39.5 million in the third quarter of 1995, compared with $65.9 million in the third quarter of 1994. For the nine months, such sales totaled $100.0 million in 1995, compared with $302.2 million in 1994.

  NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiary, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled
$6.2 million in the third quarter of 1995 and $4.8 million in the third quarter of 1994. For the nine months, net retained commissions totaled $16.1 million in 1995, compared with $14.3 million in 1994. Broker-dealer sales (mainly mutual funds and general securities) totaled $1.53 billion in the third quarter of 1995 and $1.37 billion in the third quarter of 1994. For the nine months, broker-dealer sales totaled $3.80 billion in 1995, compared with $3.87 billion in 1994. Net retained commissions are not proportionate to sales primarily due to differences in sales mix.

  SURRENDER CHARGES on fixed and variable annuities totaled $1.2 million in the third quarter of 1995, compared with $1.3 million in the third quarter of 1994.
For the nine months, surrender charges totaled $4.6 million in 1995 and $3.8 million in 1994. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first five to seven years of the contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $228.9 million in the third quarter of 1995 and $186.1 million in the third quarter of 1994. These payments represent 14.9% and 12.9%, respectively, of average fixed and variable annuity reserves. For the nine months, withdrawal payments totaled $677.0 million in 1995 and $533.5 million in 1994, and represent 14.9% and 12.3%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $159.6 million in the third quarter of 1995, $112.5 million in the third quarter of 1994, $467.7 million in the nine months of 1995 and $334.5 million in the nine months of 1994. Variable annuity surrenders have increased primarily due to surrenders on a closed block of business, policies coming off surrender charge restrictions and increased competition in the marketplace. In addition, fixed annuity surrenders have increased in the nine months of 1995 largely due to policies coming off surrender charge restrictions. Management anticipates that withdrawal rates will remain relatively stable for the foreseeable future and the Company's investment portfolio has been structured to provide sufficient liquidity for anticipated withdrawals.

  GENERAL AND ADMINISTRATIVE EXPENSES totaled $16.5 million in the third quarter of 1995, compared with $13.0 million in the third quarter of 1994. For the nine months, general and administrative expenses totaled $42.3 million in 1995, compared with $39.0 million in 1994. General and administrative expenses in fiscal 1995 include expenses related to a national advertising campaign to increase the Company's brand name awareness. General and administrative expenses remain closely controlled through a company-wide cost containment program and represent approximately 1% of average total assets.

  AMORTIZATION OF DEFERRED ACQUISITION COSTS increased from that recorded during 1994 primarily due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other acquisition costs. Amortization also has been impacted by a reduction in net realized capital losses and increases in mutual fund redemptions.
Amortization of all deferred acquisition costs totaled $16.6 million in the third quarter of 1995 and $11.4 million in the third quarter of 1994. For the nine months, such amortization totaled $40.6 million in 1995 and $31.1 million in 1994.

  INCOME TAX EXPENSE totaled $5.6 million in the third quarter of 1995 and $5.8 million in the third quarter of 1994. For the nine months, income tax expense totaled $17.7 million in 1995, compared with $17.6 million in 1994, representing effective tax rates of 36% and 35%, respectively.

FINANCIAL CONDITION AND LIQUIDITY

  SHAREHOLDER'S EQUITY increased by $22.0 million to $437.3 million at June 30, 1995 from $415.3 million at March 31, 1995. This increase primarily reflects
$6.3 million of net income and a $15.7 million decrease in net unrealized losses on debt and equity securities available for sale charged directly to shareholder's equity.

  TOTAL ASSETS increased by $395.5 million to $7.12 billion at June 30, 1995 from $6.72 billion at March 31, 1995, principally due to a $355.2 million increase in the separate account for variable annuities and a $65.5 million increase in invested assets.

  INVESTED ASSETS at June 30, 1995 totaled $1.80 billion, compared with $1.74 billion at March 31, 1995. This $65.5 million increase primarily resulted from a $52.6 million decrease in net unrealized losses on debt and equity securities available for sale.

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

  BONDS, NOTES AND REDEEMABLE PREFERRED STOCKS, including those held for investment and the Available for Sale Portfolio (the "Bond Portfolio"), at June
30, 1995, had a fair value that exceeded its aggregate amortized cost by $0.1 million (including net unrealized losses of $7.2 million on the Available for Sale Portfolio). The aggregate amortized cost of the Bond Portfolio was $54.1 million above its fair value at March 31, 1995 (including net unrealized losses of $59.6 million on the Available for Sale Portfolio). The decrease in net unrealized losses on the Bond Portfolio since March 31, 1995 principally resulted from a decrease in prevailing long-term interest rates and the corresponding effect on the fair value of the Bond Portfolio.

  Approximately $1.38 billion or 99.9% of the Bond Portfolio (at amortized cost) at June 30, 1995 was rated by Standard and Poor's Corporation ("S&P"),
Moody's Investors Service ("Moody's") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners
("NAIC") and implemented by either the NAIC or the Company. At June 30, 1995, approximately $1.24 billion (at amortized cost) was rated investment grade by one or both of these agencies or under the NAIC guidelines, including $969.8 million of U.S. government/agency securities and mortgage-backed securities
("MBSs").

  At June 30, 1995, the Bond Portfolio included $144.1 million (fair value,
$144.5 million) of bonds not rated investment grade by S&P, Moody's or the NAIC. Based on their June 30, 1995 amortized cost, these bonds accounted for 2.02% of the Company's total assets and 7.91% of invested assets.

  Non-investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade securities. The
Company intends that its holdings of such securities not exceed current levels, but its policies may change from time to time, including in connection with any possible acquisition. The Company had no material concentrations of non-investment grade securities at June 30, 1995.

  The table on the following page summarizes the Company's rated bonds by rating classification as of June 30, 1995.

                                          Rated Bonds By Rating Classification
                                                 (Dollars in thousands)

                                                  Issues not rated by S&P(Moody's)
          Issues Rated by S&P(Moody's)                   By NAIC Category                            Total
----------------------------------------------  -----------------------------------  ----------------------------------
                                     Estimated    NAIC                   Estimated               Percent of  Estimated
 S&P (Moody's)         Amortized        fair    category   Amortized        fair     Amortized    invested      fair
  category(1)             cost         value       (2)        cost         value        cost       assets(3)   value
---------------        ----------   ----------  --------   ----------   -----------  ----------   ---------  ----------

AAA+ to A-
  (Aaa to A3)            $780,266     $775,321       1       $264,856     $269,132   $1,045,122     59.10%   $1,044,453
BBB+ to BBB-
  (Baa1 to Baa3)           54,210       53,566       2        140,137      138,196      194,347     10.99       191,762
BB+ to BB-
  (Ba1 to Ba3)                  -            -       3         32,052       34,801       32,052      1.81        34,801
B+ to B-
  (B1 to B3)               74,569       74,730       4         32,484       31,349      107,053      6.05       106,079
CCC+ to C-
  (Caa to C)                4,336        3,000       5              -            -        4,336      0.25         3,000
D                               -            -       6            636          636          636      0.04           636
                       ----------   ----------             ----------   ----------   ----------              ----------
TOTAL RATED ISSUES       $913,381     $906,617               $470,165     $474,114   $1,383,546              $1,380,731
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

(2)   Bonds and short-term promissory instruments are divided into nine quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default.  These nine categories correspond with the S&P(Moody's) rating groups listed above, with categories 1 and 2 considered investment grade.  A substantial portion of the assets in the NAIC categories were rated by the Company based on its implementation of NAIC rating guidelines.

(3)   At amortized cost.

      SENIOR SECURED LOANS ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $71.2 million at June 30, 1995. Secured Loans are primarily originated by money center or investment banks or are originated directly by the Company. Secured Loans are senior to subordinated debt and equity, and virtually all are secured by assets of the issuer. At June 30, 1995, Secured Loans consisted of loans to 10 borrowers spanning 9 industries, with 21% in the health care industry and no other industry concentration constituting more than 14% of these assets.

      While the trading market for Secured Loans is more limited than for publicly traded corporate debt issues, management believes that participation in these transactions has enabled the Company to improve its investment yield. The majority of the Company's Secured Loans are not rated by S&P or Moody's. However, 91% of the Secured Loans (at amortized cost) are rated in NAIC categories 1 and 2. Although, as a result of restrictive financial covenants, Secured Loans involve greater risk of technical default than do publicly traded investment grade securities, management believes that generally the risk of loss upon default for its Secured Loans is mitigated by their financial covenants and senior secured positions.

      MORTGAGE LOANS aggregated $93.7 million at June 30, 1995 and consisted of 15 first mortgage loans with an average loan balance of approximately
$6.2 million, collateralized by properties located in 8 states. Approximately 24% of the portfolio was office, 22% was hotel, 20% was retail, 18% was multifamily residential and 16% was other types. At June 30, 1995, approximately 22% of the portfolio was secured by properties located in Colorado, approximately 19% of the portfolio was secured by properties located in California and approximately 16% of the portfolio was secured by properties located in New Jersey. No more than 13% of the portfolio was secured by properties in any other single state. At June 30, 1995, there was one loan with an outstanding balance of $20 million or more, which loan aggregated approximately 22% of the portfolio. At June 30, 1995, approximately 22% of the mortgage loan portfolio consisted of loans with balloon payments due before July 1, 1998. At June 30, 1995, there were no loans delinquent by more than 90 days. There were no loans foreclosed upon and transferred to real estate in the balance sheet during fiscal 1995. At June 30, 1995, one mortgage loan having an aggregate carrying value of $8.5 million had been previously restructured. No mortgage loans were restructured during the 1994 or 1995 fiscal years.

      Approximately 64% of the mortgage loans in the portfolio at June 30, 1995 were seasoned loans underwritten to the Company's standards and purchased at or near par from another financial institution which was downsizing its portfolio. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers represent a higher level of risk for the industry than have mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans, and the effects of general economic conditions on these commercial properties. However, due to the seasoned nature of the Company's mortgage loans and its strict underwriting standards, the Company believes that it has reduced the risk attributable to its mortgage loan portfolio while maintaining attractive yields.




      REAL ESTATE aggregated $55.8 million at June 30, 1995 and consisted of non-income producing land in the Phoenix, Arizona metropolitan area. The Company has undertaken to dispose of this Phoenix-area land during the next one to two years, either to affiliated or nonaffiliated parties, and SunAmerica Inc., the ultimate parent, has guaranteed that the Company will receive its statutory carrying value of these assets.

      OTHER INVESTED ASSETS aggregated $64.0 million at June 30, 1995, including $47.6 million of investments in limited partnerships and an aggregate of $16.4 million of miscellaneous investments, including policy loans, collateralized mortgage obligation residuals and leveraged leases. The Company's limited partnership interests primarily include partnerships, accounted for by using the cost method of accounting, that invest mainly in equity securities.

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

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity and guaranteed investment contract ("GIC") obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges or other limitations on when contracts can be surrendered for cash to encourage persistency and discourage withdrawals. Approximately 59% of the Company's fixed annuity reserves had surrender penalties or other restrictions at June 30, 1995.

      During the third quarter of 1995, the Company began issuing GICs which currently guarantee the payment of principal and interest at variable rates for a term of one year. Such contracts do not permit withdrawals of principal prior to maturity. The Company expects to increase its participation in the GIC marketplace over the coming year.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of possible future interest rate scenarios. The cash flow obtained from MBSs helps to maintain the anticipated spread, while providing desired liquidity. At June 30, 1995, the weighted average life of the Company's investments was approximately 3.9 years and the portfolio had a duration of approximately 3.2 years. Weighted average life is defined as the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common measure for the price sensitivity of a fixed-income security or portfolio to changes in interest rates. It is the weighted average time to receipt of all expected cash flows, both principal and interest, including the effects of scheduled amortization and expected prepayments, in which the weight attached to each year of receipt is the proportion of the present value of cash to be received during that year to the total present value of the portfolio.

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

      DEFAULTED INVESTMENTS, comprising all investments (at amortized cost) that are in default as to the payment of principal or interest, totaled $0.5 million at June 30, 1995, all of which were unsecured non-investment grade bonds, and $2.4 million at March 31, 1995. At June 30, 1995, defaulted investments constituted 0.02% of total invested assets at amortized cost and the fair value was equal to the amortized cost. At March 31, 1995, defaulted investments constituted 0.1% of total invested assets at amortized cost.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of existing cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At June 30, 1995, approximately $829.2 million of the Company's Bond Portfolio had an aggregate unrealized gain of $35.2 million, while approximately $556.7 million had an aggregate unrealized loss of $35.1 million. In addition, the Company's investment portfolio also currently provides approximately $18.1 million of monthly cash flow from scheduled principal and interest payments.

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

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

  No exhibits are filed with this report and no Current Report on Form 8-K was filed during the three months ended June 30, 1995.

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



Dated     August 11, 1995           /s/ SCOTT L. ROBINSON
     ----------------------------   -----------------------------------
                                    Scott L. Robinson
                                    Senior Vice President and Director
                                    (Principal Financial Officer)



Dated     August 11, 1995           /s/ N. SCOTT GILLIS
     ----------------------------   -----------------------------------
                                    N. Scott Gillis
                                    Senior Vice President and Controller
                                    (Principal Accounting Officer)

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ANCHOR NATIONAL LIFE INSURANCE COMPANY

                             By
                             Scott L. Robinson
August 11, 1995              Senior Vice President and Director


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

      Signature                     Title                            Date


                            Senior Vice President and         August 11, 1995
Scott L. Robinson            Director (Principal Financial
                             Officer)

                            Senior Vice President and         August 11, 1995
N. Scott Gillis              Controller (Principal Accounting
                             Officer)