Form 10-K405
period 1995-09-30
ANCHOR NATIONAL LIFE INSURANCE CO
filed 1995-12-13
CIK 6342

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

(Mark One)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                For the fiscal year ended September 30, 1995

                                     OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                     For the transition period from  to

                       Commission File Number 33-47472
                                              ---------
                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

            Incorporated in California                     86-0198983
                                                          -------------
                                                          IRS Employer
                                                       Identification No.

           1 SunAmerica Center, Los Angeles, California 90067-6022

      Registrant's telephone number, including area code (310) 772-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                    None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                    None

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                            Yes  X        No
                                -----         -----
      INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
AMENDMENT TO THIS FORM 10-K.   X
                             ----
      THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON DECEMBER 12, 1995 WAS AS FOLLOWS:

Common Stock (par value $1,000.00 per share)               3,511 shares

                                   PART I
ITEM 1.  BUSINESS

GENERAL DESCRIPTION

      Anchor National Life Insurance Company (the "Company"), a wholly owned indirect subsidiary of SunAmerica Inc. (the "Parent"), is a stock life insurance company organized under the laws of California. At September 30, 1995, the Company held $9.91 billion of assets, consisting of $7.78 billion of assets owned by the Company and $2.13 billion of assets managed in mutual funds and private accounts by its asset management subsidiary.

      The Company maintains its principal executive offices at 1 SunAmerica Center, Los Angeles, California 90067-6022, telephone (310) 772-6000. The Company has no employees and employees of the Parent or its other subsidiaries perform various services for the Company. The Parent has approximately 1,300 employees, approximately 750 of whom perform services for the Company as well as for certain of its affiliates.

      The Company believes that demographic trends have produced strong consumer demand for long-term, investment-oriented products. According to U.S. Census Bureau projections, the number of individuals ages 45 to 64 will grow from 47 million to 61 million during the 1990s, making this age group the fastest-growing segment of the U.S. population. Between 1984 and 1994, annual industry sales of annuities, including sales of guaranteed investment contracts ("GICs"), increased from $43 billion to $154 billion. During the same period, annual industry sales of mutual funds, excluding money market and other short-term funds, rose from $46 billion to $474 billion.

      Focusing its operations on this expanding market, the Company specializes in the sale of tax-deferred long-term savings products and investments through its life insurance operations and its asset management and broker-dealer subsidiaries. The Company markets fee-generating variable annuities, GICs and mutual funds. Its annuity products are distributed through a broad spectrum of financial services distribution channels, including independent registered representatives of the Company's broker-dealer subsidiary and affiliated and unaffiliated broker-dealers, banks and financial institutions.

      As consumer demand for investment-oriented products has grown, the Company has broadened the array of fee income producing products and services it offers and has in recent years significantly increased its fee income. Over the last several years, the Company has enhanced its marketing of variable annuities and mutual funds. Fee income has also expanded through the receipt of broker-dealer net retained commissions. The Company's fee-generating businesses entail no portfolio credit risk and require significantly less capital support.

      For the year ended September 30, 1995, the Company's net investment income (including net realized investment losses) and fee income by primary product line or service are as follows:

                        NET INVESTMENT AND FEE INCOME

                               Amount      Percent   Primary product or service
                             ---------     --------  --------------------------
                           (In thousands)

Net investment income
  (including net realized
  investment losses)        $  45,720        25.4%    Fixed-rate products
Fee income:                 ---------       -----
  Variable annuity fees        84,171        46.7     Variable annuities
  Asset management fees        26,935        15.0     Mutual funds/private
                                                        management accounts
  Net retained commissions     23,267        12.9     Broker-dealer sales
                            ---------       -----
  Total fee income            134,373        74.6
                            ---------       -----
Total                       $ 180,093       100.0%
                            =========       =====
For financial information on the Company's business segments, see Part IV - "Notes to Consolidated Financial Statements - Note 9 - Business Segments."

LIFE INSURANCE OPERATIONS

      Founded in 1965 and licensed in 49 states and the District of Columbia, the Company specializes in the sale of flexible premium variable annuities and GICs. It has a "AA-" (Excellent) claims-paying ability rating from Standard
& Poor's Corporation ("S&P"), a "AA" (Very High) rating from Duff & Phelps, Inc. ("Duff & Phelps") and an "A2" (Excellent) rating from Moody's Investors Service ("Moody's"). It also has an "A+" (Superior) rating from industry analyst A.M. Best Company. The Company ranks among the largest issuers of variable annuities in the nation, according to the latest published industry data.

      Benefitting from continued strong demographic growth of the pre-retirement savings market, industry sales, of tax-deferred savings products have represented, for a number of years, a significantly larger source of new premiums for the U.S. life insurance industry than have traditional life insurance products. Recognizing the growth potential of this market, the Company focuses its life insurance operations exclusively on the sale of annuities and GICs.

      Because of its focus on annuity products, which generally have more contractholder transactions than traditional life insurance products, the Company utilizes computer-driven systems that employ optical disk imaging and artificial intelligence, in lieu of paper-intensive life insurance processing procedures. The Company believes its service support and associated cost structure to be among the most competitive in the industry.

      The Company markets its variable annuities through the following distribution channels: (i) independent registered representatives of SunAmerica Securities, Inc., an indirect wholly owned subsidiary of the Parent, and Royal

Alliance Associates, Inc. ("Royal Alliance"), an indirect wholly owned subsidiary of the Company; (ii) approximately 400 other securities firms; and
(iii) over 100 banks and other financial institutions. Approximately 21,000 independent sales representatives nationally are licensed to sell the Company's variable annuity products.

      The Company markets its GICs principally through direct marketing to banks, municipalities, asset management firms and direct plan sponsors or through intermediaries, such as managers or consultants servicing these groups.


FIXED ANNUITIES AND GICs

      The Company services a number of fixed-rate products, including fixed-rate annuities issued in prior years and fixed-rate account options of its variable annuity contracts. Although the Company's contracts remain in force an average of seven to ten years, a majority (approximately 83% at September 30, 1995) reprice annually at discretionary rates determined by the Company. In repricing, the Company takes into account yield characteristics of its investment portfolio, annuity surrender assumptions and competitive industry pricing.

      During 1995 the Company began issuing GICs, an institutional product, which currently guarantees the payment of principal and interest at variable rates for a term of one year. At September 30, 1995, the Company had $275 million of fixed-maturity, variable-rate GIC obligations that reprice periodically based upon certain defined indexes. Of the total GIC portfolio at September 30, 1995, approximately 75% was sold to asset management firms, including bank trust departments, and 25% was sold to banks. The average new GIC contract sold by the Company amounted to $34.4 million in 1995.

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges or other limitations on when contracts can be surrendered for cash to encourage persistency. Approximately 54% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at September 30, 1995.


VARIABLE ANNUITIES

      The variable annuity products of the Company offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as fixed-rate account options. The Company earns fee income through the sale, administration and management of the variable account options of its variable annuity products. The Company also earns investment income on monies allocated to the fixed-rate account options of these products. Variable annuities offer retirement planning features and surrender charges similar to those offered by fixed annuities, but differ in that the annuity holder's rate of return is generally dependent upon the investment performance of the particular equity, fixed-income, money market or asset allocation funds selected by the contractholder. Because the investment risk is borne by the customer in all but the fixed-rate account options, these products require significantly less capital support than fixed annuities. The average new variable annuity contract sold by the Company amounted to approximately $40,000 in 1995.

INVESTMENT OPERATIONS

      The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed maturities that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed maturities are priced over the yield curve and general competitive conditions within the industry. The Company manages most of its invested assets internally. Its portfolio strategy is designed to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.

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

      For the years ended September 30, 1995, 1994 and 1993, the Company's yield on average invested assets was 7.62%, 8.20% and 8.05%, respectively, before net realized investment losses, and it realized net investment spreads of 2.95%, 3.78% and 2.86%, respectively, on average invested assets. At September 30, 1995, the weighted average life of the Company's investments was approximately four years and the duration was approximately three and one-fourth years. Weighted average life is defined as the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common measure for the price sensitivity of a fixed-income security or portfolio to changes in interest rates. It is the weighted average time to receipt of all expected cash flows, both principal and interest, including the effects of scheduled amortization and expected prepayments, in which the weight attached to each year of receipt is the proportion of the present value of cash to be received during that year to the total present value of the portfolio.

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

      The following table summarizes the Company's investment portfolio at September 30, 1995:

                              SUMMARY OF INVESTMENTS

                                                   Amortized      Percent of
                                                        cost       portfolio
                                             ---------------      ----------
                                               (In thousands)
Fixed maturities:
 Cash and short-term investments             $   249,209,000            11.7 %
 U.S. Government securities                       74,080,000             3.5
 Mortgage-backed securities                    1,153,023,000            54.2
 Other bonds, notes and redeemable
   preferred stocks                              430,860,000            20.3
 Mortgage loans                                   94,260,000             4.4
                                             ---------------      ----------
 Total                                         2,001,432,000            94.1

Real estate                                       55,798,000             2.6
Equity securities                                  6,576,000             0.3
Other invested assets                             64,430,000             3.0
                                             ---------------      ----------
Total investments                            $ 2,128,236,000           100.0 %
                                             ===============      ==========

      At September 30, 1995, approximately $1.65 billion or 99.8% (at amortized cost) of bonds, notes and redeemable preferred stocks, including those held for investment and the Available for Sale Portfolio (the "Bond Portfolio"), was rated by S&P, Moody's or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At September 30, 1995, approximately $1.51 billion (at amortized cost) was rated investment grade by one or both of these agencies or under the NAIC guidelines, including $1.21 billion of U.S. government/agency securities and MBSs.

      At September 30, 1995, the Bond Portfolio included $148.4 million (fair value, $143.8 million) of bonds not rated investment grade by S&P, Moody's or the NAIC. Based on their September 30, 1995 amortized cost, these non-investment-grade bonds accounted for 1.90% of the Company's total assets and 6.97% of its invested assets.

      Senior secured loans ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $126.8 million at September 30, 1995. Secured Loans are senior to subordinated debt and equity, and virtually all are secured by assets of the issuer. At September 30, 1995, Secured Loans consisted of loans to 20 borrowers spanning 9 industries, with 37% of these assets (at amortized cost) concentrated in the leisure industry and with no other industry concentration constituting more than 12% of these assets.

      Mortgage loans aggregated $94.3 million at September 30, 1995 and consisted of 14 first mortgage loans with an average loan balance of approximately $6.7 million, collateralized by properties located in 8 states. Approximately 24% of the portfolio was office, 22% was hotel, 19% was retail, 18% was multifamily residential and 17% was other types. At September 30, 1995, there were no loans delinquent by more than 90 days.

      Real estate aggregated $55.8 million at September 30, 1995 and consisted of non-income producing land in the Phoenix, Arizona metropolitan area.

      At September 30, 1995, the amortized cost of all investments in default as to the payment of principal or interest totaled $5.0 million (fair value, $3.5 million), constituting 0.2% of total invested assets at amortized cost.

      For more information concerning the Company's investments, including the risks inherent in such investments, see Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity".


MUTUAL FUNDS AND INVESTMENT SERVICES

      Through its registered investment advisor, SunAmerica Asset Management Corp. ("SunAmerica Asset Management"), an indirect wholly owned subsidiary of the Company, and its related mutual fund distributor, the Company earns fee income by distributing and managing a diversified family of mutual funds and by providing professional management of individual, corporate and pension plan portfolios. These mutual funds offer investors an array of equity, fixed-income, money market and tax-exempt portfolios. Founded in 1983 and acquired by the Company in January 1990, SunAmerica Asset Management managed approximately $2.29 billion of assets at September 30, 1995, including mutual fund assets; assets of investment companies, individuals, corporations, trusts and pension and profit sharing plans; and certain of the Company's and affiliated variable annuity assets.

      These mutual funds are distributed nationally through a network of approximately 350 financial institutions and affiliated and unaffiliated broker-dealers, as well as by the Company's broker-dealer subsidiary.


BROKER-DEALER

      The Company owns a broker-dealer, Royal Alliance, acquired in January 1990. As a result of the Company's ongoing active recruitment of independent registered representatives, the Company has increased its network of representatives from approximately 2,600 at September 30, 1994 to approximately 3,200 at September 30, 1995. The Company believes that, through its ownership of Royal Alliance and the marketing arrangements with an affiliated broker-dealer, SunAmerica Securities, Inc., it has the largest network of independent registered representatives in the nation, based on industry data.


REGULATION

      The Company is subject to regulation and supervision by the states in which it is authorized to transact business. State insurance laws establish supervisory agencies with broad administrative and supervisory powers related to granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, regulating the type and amount of investments permitted, limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval and other related matters.

      During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies. In recent years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies. These initiatives include new investment reserve requirements, risk-based capital standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws to govern insurance company investments. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

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


COMPETITION

      The businesses conducted by the Company are highly competitive.

      The Company's life insurance operations compete with other life insurers, and also compete for customers' funds with a variety of investment products offered by financial services companies other than life insurance companies, such as banks, investment advisors, mutual fund companies and other financial institutions. Within the U.S. life insurance industry, there are approximately 125 companies that individually collect in excess of $150 million of annuity premiums annually. Certain of these companies and other life insurers with which the Company competes are significantly larger and have available to them much greater financial and other resources. The Company believes the primary competitive factors among life insurance companies for the investment-oriented insurance products, such as annuities and GICs, include product flexibility, product pricing, innovation in product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a contract is issued. Other factors affecting the annuity business include the benefits (including before-tax and after-tax investment returns) and guarantees provided to the customer and the commissions paid.

      Competitors of SunAmerica Asset Management include a large number of mutual fund organizations, both independent and affiliated with other financial services companies, including banks and insurance companies. Competition in mutual fund sales is based on investment performance, service to clients and product design.

      The Company's broker-dealer faces competition from regional firms and large, national full service and discount brokerage firms.

ITEM 2.   PROPERTIES

      The Company's principal office is in leased premises at 1 SunAmerica Center, Los Angeles, California. The Company, through an affiliate, also leases office space in Torrance, California which is utilized for certain recordkeeping and data processing functions. The Company's broker-dealer and asset management subsidiaries lease offices in New York, New York.

      The Company believes that such properties, including the equipment located therein, are suitable and adequate to meet the requirements of its businesses.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is involved in various kinds of litigation common to its businesses. These cases are in various stages of development and, based on reports of counsel, management believes that provisions made for potential losses are adequate and any further liabilities and costs will not have a material adverse impact upon the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      No matters were submitted during the fourth quarter 1995 to a vote of security-holders, through the solicitation of proxies or otherwise.

                                   PART II
Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      Not applicable.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data of Anchor National Life Insurance Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are included elsewhere herein.

                                                                    Years ended September 30,
                                               ----------------------------------------------
                                                   1995      1994      1993      1992      1991
                                               -------- --------  --------  -------- --------
                                                             (In thousands)
RESULTS OF OPERATIONS

Net investment income                          $ 50,083 $ 58,996  $ 48,912  $ 36,499 $ 31,882
Net realized investment losses                   (4,363) (33,713)  (22,247)  (22,749) (12,744)
Fee income                                      134,373  129,583   116,443    95,482   74,735
General and administrative expenses             (61,629) (52,636)  (55,142)  (55,615) (58,364)
Provision for future guaranty fund
  assessments                                      ---      ---     (4,800)     ---      ---
Amortization of deferred acquisition costs      (57,005) (43,992)  (30,825)  (18,224) (19,010)
Other income and expenses, net                    3,538       9,082         11,171         10,741          14,473
                                               -------- --------  --------  -------- --------

Pretax income                                    64,997   67,320    63,512    46,134   30,972
Income tax expense                              (25,739)    (22,705)    (21,794)    (15,361)    (11,847)
                                               -------- --------  --------  -------- --------
INCOME FROM CONTINUING OPERATIONS                39,258   44,615    41,718    30,773   19,125
Net income of subsidiaries sold to affiliates              ---               ---               ---      1,312      7,000
                                               -------- --------  --------  -------- --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAXES                    39,258   44,615    41,718    32,085   26,125

Cumulative effect of change in accounting
  for income taxes                                 ---    (20,463)               ---               ---               ---
                                               -------- --------  --------  -------- --------
NET INCOME                                     $ 39,258 $ 24,152  $ 41,718  $ 32,085 $ 26,125
                                               ======== ========  ========  ======== ========



                                                                               At  September 30,
                               ---------------------------------------------------------------
                                      1995         1994         1993         1992         1991
                               -----------  -----------  -----------  -----------  -----------
                                                       (In thousands)
FINANCIAL POSITION

Investments                    $ 2,114,908  $ 1,632,072  $ 2,093,100  $ 2,126,899  $ 1,917,719
Variable annuity assets          5,230,246    4,486,703    4,170,275    3,284,507    2,746,685
Deferred acquisition costs         383,069      416,289      336,677      288,264      226,192
Other assets                        55,474       67,062       71,337       91,588      162,855
                               -----------  -----------  -----------  -----------  -----------

TOTAL ASSETS                   $ 7,783,697  $ 6,602,126  $ 6,671,389  $ 5,791,258  $ 5,053,451
                               ===========  ===========  ===========  ===========  ===========

Reserves for fixed annuity
  contracts                    $ 1,497,052  $ 1,437,488  $ 1,562,136  $ 1,735,565  $ 1,957,116
Variable annuity liabilities     5,230,246    4,486,703    4,170,275    3,284,507    2,746,685
Other reserves, payables and
  accrued liabilities              506,880      195,846      495,740      398,045      105,694
Subordinated notes payable
  to Parent                         34,000       34,000       34,000       15,500         ---
Deferred income taxes               73,459       64,567       38,145       35,163       16,536
Shareholder's equity               442,060      383,522      371,093      322,478      227,420
                               -----------  -----------  -----------  -----------  -----------
TOTAL LIABILITIES AND
  SHAREHOLDER'S EQUITY         $ 7,783,697  $ 6,602,126  $ 6,671,389  $ 5,791,258  $ 5,053,451
                               ===========  ===========  ===========  ===========  ===========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of financial condition and results of operations of Anchor National Life Insurance Company (the "Company") for the three years in the period ended September 30, 1995.

RESULTS OF OPERATIONS

      INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME TAXES totaled $39.3 million in 1995, compared with $44.6 million in 1994 and $41.7 million in 1993. The cumulative effect of the change in accounting for income taxes resulting from the 1994 implementation of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," amounted to a nonrecurring non-cash charge of $20.5 million. Accordingly, net income amounted to $24.1 million in 1994.

      PRETAX INCOME totaled $65.0 million in 1995, $67.3 million in 1994, and $63.5 million in 1993. The $2.3 million decline in 1995 primarily resulted from additional amortization of deferred acquisition costs, increased general and administrative expenses and decreased net investment income, partially offset by decreased net realized investment losses. The $3.8 million improvement in 1994 over 1993 primarily resulted from increased net investment income and fee income, partially offset by increased net realized investment losses and additional amortization of deferred acquisition costs. In addition, 1993 results include a $4.8 million provision for future guaranty fund assessments.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, totaled $50.1 million in 1995, $59.0 million in 1994 and $48.9 million in 1993. These amounts represent net investment spreads of 2.95% on average invested assets (computed on a daily basis) of $1.70 billion in 1995, 3.78% on average invested assets of $1.56 billion in 1994 and 2.86% on average invested assets of $1.71 billion in 1993. Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities was 2.62% in 1995, 3.64% in 1994 and 2.76% in 1993.

      Investment income totaled $129.5 million in 1995, $127.8 million in 1994 and $137.6 million in 1993. Investment income increased modestly in 1995 as a result of a higher level of average invested assets, substantially offset by a decline in investment yield. The decline in investment income in 1994 over 1993 primarily resulted from a lower level of average invested assets. The yield on average invested assets declined to 7.62% in 1995 from 8.20% in 1994 and 8.05% in 1993. Over the last three fiscal years, the Company's quarterly investment yields on average invested assets have ranged from 7.17% to 8.79%; however, there can be no assurance that the Company will achieve similar yields in future periods.

      The decline in investment yield in 1995 is primarily due to lower contributions from the Company's investments in partnerships and a significant decline from the $3.7 million of investment yield enhancement recorded in 1994 through the Company's use of dollar roll transactions ("Dollar Rolls").

Although the Company continues to use Dollar Rolls, their use did not have a significant impact on investment income in 1995. (See "Asset-Liability Matching" for additional discussion of Dollar Rolls). Income from investments in partnerships totaled $5.1 million in 1995, $9.5 million in 1994 and $12.1 million in 1993. This partnership income represents a yield of 10.60% on related average assets of $48.4 million in 1995, compared with 23.78% on related average assets of $39.9 million in 1994 and 42.94% on related average assets of $28.1 million in 1993. The modest improvement in investment yield in 1994 primarily resulted from a decrease in the average level of lower-yielding short-term investments.

      Total interest expense aggregated $79.4 million in 1995, $68.8 million in 1994 and $88.7 million in 1993. The average rate paid on all interest-bearing liabilities was 5.00% in 1995, compared with 4.56% in 1994 and 5.29% in 1993. Interest-bearing liabilities averaged $1.58 billion during 1995, compared with $1.51 billion during 1994 and $1.68 billion during 1993.

      The increase in the average rate paid on all interest-bearing liabilities during 1995 primarily resulted from increased average crediting rates on the Company's fixed annuity contracts. Average fixed annuity crediting rates were 4.90% in 1995, 4.50% in 1994 and 5.28% in 1993. During 1995, the Company
increased its average crediting rates on fixed annuity contracts relative to those issued in 1994 to maintain a generally competitive market rate in a rising interest rate environment. This increase was reflected in a corresponding increase in the average crediting rate on fixed annuity contracts, the majority of which reprice annually as interest rate guarantees are renewed. The declines in average crediting rates in 1994 were primarily due to the decline in prevailing interest rates that began during the latter half of the 1992 fiscal year and continued into the first half of fiscal 1994.

      NET REALIZED INVESTMENT LOSSES totaled $4.4 million in 1995, $33.7 million in 1994 and $22.2 million in 1993, and represent 0.26%, 2.16% and 1.30%, respectively, of average invested assets. Net realized investment losses include impairment writedowns of $4.8 million in 1995, $14.2 million in 1994 and $37.7 million in 1993. Therefore, net gains from sales of investments totaled $0.4 million in 1995, compared with net losses of $19.5 million in 1994 and net gains of $15.5 million in 1993.

      Net losses in 1995 include $4.0 million of net losses realized on $1.11 billion of sales of bonds. These bond sales include $343.8 million of sales of U.S. Treasury securities, $343.1 million of sales of certain collateralized mortgage obligations ("CMOs") and asset-backed securities, $314.1 million of sales of mortgaged-backed securities ("MBS") and $85.2 million of sales of high yield investments, all of which were primarily made to maximize total return.

      Net losses in 1994 include $17.3 million of net losses realized on $673.6 million of sales of bonds. Bond sales include approximately $289.3 million of sales of MBSs made primarily to acquire other MBSs that were then used in Dollar Rolls. In addition, bond sales include $118.3 million of sales of high-yield investments and $158.9 million of sales of CMOs and asset-backed securities, that were made to maximize total return.

      Net gains in 1993 include $17.0 million of gains realized on $1.09 billion of sales of bonds. These bond sales include approximately $735.5 million of sales of MBSs made primarily to acquire other MBSs that were then used in Dollar Rolls and $155.1 million of sales of high-yield investments, that were made primarily to maximize total return.

      Impairment writedowns in 1995 include $2.0 million of additional provisions applied to defaulted bonds and $1.8 million of additional provisions applied to certain interest-only strips ("IOs"). IOs, a type of MBS used as an asset-liability matching tool to hedge against rising interest rates, are investment grade securities that give the holder the right to receive only the interest payments on a pool of underlying mortgage loans. At September 30, 1995, the amortized cost of the IOs held by the Company was $5.7 million and their fair value was $7.2 million.

      Impairment writedowns in 1994 of $14.2 million reflect additional provisions applied to bonds, primarily made in response to the adverse impact of declining interest rates on certain MBSs.

      Impairment writedowns in 1993 include $5.6 million of provisions applied to mortgage loans that were reduced to the aggregate appraised value of the underlying real estate. Impairment writedowns in 1993 also include $30.3 million of additional provisions applied to bonds. These bond writedowns include $28.3 million applied to certain IOs. As would be anticipated in a lower interest rate environment, the amortized cost of these IOs became impaired as a result of increased prepayments of the underlying loans.

      VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees totaled $84.2 million in 1995, $79.1 million in 1994 and $67.2 million in 1993. Variable annuity fees have increased over the three years principally due to asset growth from the receipt of variable annuity premiums and, during 1995, from increased market values. Variable annuity assets averaged $4.65 billion during 1995, $4.40 billion during 1994 and $3.64 billion during 1993. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, totaled $577.2 million in 1995, $769.6 million in 1994 and $782.5 million in 1993. These declines in premiums can be attributed, in part, to a heightened demand for fixed-rate investment options, including the fixed accounts of variable annuities. The Company has encountered increased competition in the variable annuity marketplace during 1995 and 1994 and anticipates that the market will remain highly competitive for the foreseeable future.

      ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds and private accounts by SunAmerica Asset Management Corp. Such fees totaled $26.9 million on average assets managed of $2.07 billion in 1995, $31.3 million on average assets managed of $2.39 billion in 1994 and $32.3 million on average assets managed of $2.46 billion in 1993. Asset management fees decreased over the three years principally due to declines in assets managed, primarily resulting from excesses of redemptions over sales. Redemptions of mutual funds, excluding redemptions of money market and other short-term accounts, amounted to $426.5 million in 1995, compared with $561.0 million in 1994 and $391.0 million in 1993. Sales of mutual funds, excluding sales of money market and other short-term accounts, amounted to $140.2 million in 1995, compared with $342.6 million in 1994 and $532.4 million in 1993.

      NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiary, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $23.3 million in 1995, $19.2 million in 1994 and $16.9 million in 1993. Broker-dealer sales (mainly mutual funds, general securities and annuities) totaled $5.67 billion in 1995, $5.21 billion in 1994 and $4.91 billion in 1993. Net retained commissions are not proportionate to sales primarily due to differences in sales mix.

      SURRENDER CHARGES on fixed and variable annuities totaled $5.9 million in 1995, compared with $5.0 million in 1994 and $5.3 million in 1993.
Surrender charges generally are assessed on annuity withdrawals at declining rates during the first five to seven years of the contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $908.9 million in 1995, $723.9 million in 1994 and $557.3 million in 1993.
These payments represent 15.0%, 12.5% and 10.7%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $646.4 million in 1995, $459.1 million in 1994 and $314.2 million in 1993. Variable annuity surrenders have increased over the three years primarily due to surrenders on a closed block of business, policies coming off surrender charge restrictions and increased competition in the marketplace, while fixed annuity surrenders have remained relatively stable. Management anticipates that withdrawal rates will remain relatively stable for the foreseeable future and the Company's investment portfolio has been structured to provide sufficient liquidity for anticipated withdrawals.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $61.6 million in 1995,
compared with $52.6 million in 1994 and $55.1 million in 1993.   General and
administrative expenses in 1995 include expenses related to a national advertising campaign. General and administrative expenses remain closely controlled through a company-wide cost containment program and represent approximately 1% of average total assets.

      PROVISION FOR FUTURE GUARANTY FUND ASSESSMENTS totaled $4.8 million in 1993. No such provision was recorded in 1995 or in 1994. Guaranty associations of the states in which the Company sells annuities assess insurance companies to pay policyholder claims relating to insurer insolvencies. This provision represents management's best estimate, based upon available industry data, of the Company's ultimate exposure to future assessments anticipated as a result of certain large insurance company failures that occurred prior to fiscal 1995.

       AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $57.0 million in 1995, $44.0 million in 1994 and $30.8 million in 1993. Such amortization has increased during the three-year period primarily due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other acquisition costs. Amortization also has been impacted by the substantial reduction in net realized capital losses during 1995.

      INCOME TAX EXPENSE totaled $25.7 million in 1995, $22.7 million in 1994 and $21.8 million in 1993, representing effective tax rates of 40% in 1995 and 34% in 1994 and 1993. The increase in the effective tax rate in 1995 is due to a prior year tax settlement. Without such payment, the effective tax rate would have been 33%.

FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDER'S EQUITY increased by $58.6 million to $442.1 million at September 30, 1995 from $383.5 million at September 30, 1994, primarily as a result of the $39.3 million of net income recorded in 1995 and a $19.3 million reduction of net unrealized losses on debt and equity securities available for sale charged directly to shareholder's equity.

      TOTAL ASSETS increased by $1.18 billion to $7.78 billion at September 30, 1995 from $6.60 billion at September 30, 1994, principally due to a $743.5 million increase in the separate account for variable annuities and a $482.8 million increase in invested assets.

      INVESTED ASSETS at year end totaled $2.11 billion in 1995, compared with $1.63 billion in 1994. This $482.8 million increase primarily resulted from sales of guaranteed investment contracts ("GICs") and fixed annuities and a $70.1 million decrease in net unrealized losses on debt and equity securities available for sale.

      The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed maturity assets for long-term investment. Thus, it does not have a trading portfolio. The Company carries the portion of its portfolio of bonds, notes and redeemable preferred stocks that is available for sale (the "Available for Sale Portfolio") at estimated fair value. The remaining portion of its portfolio of bonds, notes and redeemable preferred stocks is held for investment and is carried at amortized cost.

      BONDS, NOTES AND REDEEMABLE PREFERRED STOCKS, including those held for investment and the Available for Sale Portfolio (the "Bond Portfolio"), at September 30, 1995, had an aggregate amortized cost that exceeded its fair value by $3.7 million (including net unrealized losses of $10.8 million on the Available for Sale Portfolio). The fair value of the Bond Portfolio was $77.8 million below its amortized cost at September 30, 1994 (including net unrealized losses of $82.2 million on the Available for Sale Portfolio). The decrease in net unrealized losses on the Bond Portfolio since September 30, 1994 principally reflects the lower relative prevailing interest rates at September 30, 1995 and their corresponding effect on the fair value of the Bond Portfolio.

      Approximately $1.65 billion or 99.8% of the Bond Portfolio (at amortized cost) at September 30, 1995 was rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At September 30, 1995, approximately $1.51 billion (at amortized cost) was rated investment grade by one or both of these agencies or under the NAIC guidelines, including $1.21 billion of U.S. government/agency securities and MBSs.

      At September 30, 1995, the Bond Portfolio included $148.4 million (fair value, $143.8 million) of bonds not rated investment grade by S&P, Moody's or the NAIC. Based on their September 30, 1995 amortized cost, these non-investment-grade bonds accounted for 1.90% of the Company's total assets and 6.97% of invested assets.

      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company intends that its holdings of such securities not exceed current levels, but its policies may change from time to time, including in connection with any possible acquisition. The Company had no material concentrations of non-investment-grade securities at September 30, 1995.

      The table on the following page summarizes the Company's rated bonds by rating classification as of September 30, 1995.

                                                 Summary of Rated Bonds
                                                     (In thousands)

                                                   Issues not rated by S&P(Moody's)
                  Issues Rated by S&P(Moody's)                     By NAIC Category                             Total
----------------------------------------------  ----------------------------------- ----------------------------------
                                     Estimated      NAIC                 Estimated              Percent of   Estimated
  S&P (Moody's)         Amortized         fair  category    Amortized         fair   Amortized    invested        fair
    category(1)              cost        value       (2)         cost        value        cost   assets(3)       value
---------------       -----------  -----------  --------  -----------  ------------ -----------  ---------  -----------

AAA+ to A-
  (Aaa to A3)         $ 1,004,562  $ 1,003,214       1    $   289,856  $   293,037  $ 1,294,418     60.82%  $ 1,296,251
BBB+ to BBB-
  (Baa1 to Baa3)           31,228       31,349       2        180,017      177,901      211,245      9.93       209,250
BB+ to BB-
  (Ba1 to Ba3)                  -            -       3         13,711       12,859       13,711      0.64        12,859
B+ to B-
  (B1 to B3)               99,707       99,276       4         27,971       27,586      127,678      6.00       126,862
CCC+ to C-
  (Caa to C)                6,333        3,424       5              -            -        6,333      0.30         3,424
D                               -            -       6            633          633          633      0.03           633
                      -----------  -----------            -----------  -----------  -----------             -----------
TOTAL RATED ISSUES    $ 1,141,830  $ 1,137,263            $   512,188  $   512,016  $ 1,654,018             $ 1,649,279
                      ===========  ===========            ===========  ===========  ===========             ===========

(1)   S&P rates debt securities in eleven rating categories, from AAA (the highest) to D (in payment default). A plus(+)
      or minus(-) indicates the debt's relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody's rates debt securities in nine rating categories, from Aaa (the highest) to C
      (extremely poor prospects of attaining real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt's relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the higher of the S&P or Moody's rating if rated by both agencies.

(2)   Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P (Moody's) rating groups listed above, with categories 1 and 2 considered investment grade. A substantial portion of the assets in the NAIC categories were rated by the Company based on its implementation of NAIC rating guidelines.

(3)   At amortized cost.

      SENIOR SECURED LOANS ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $126.8 million at September 30, 1995. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At September 30, 1995, Secured Loans consisted of loans to 20 borrowers spanning 9 industries, with 37% of these assets (at amortized cost) concentrated in the leisure industry and with no other industry concentration constituting more than 12% of these assets.

      While the trading market for Secured Loans is more limited than for publicly traded corporate debt issues, management believes that participation in these transactions has enabled the Company to improve its investment yield. Although, as a result of restrictive financial covenants, Secured Loans involve greater risk of technical default than do publicly traded investment grade securities, management believes that the risk of loss upon default for its Secured Loans is mitigated by their financial covenants and senior secured positions. The majority of the Company's Secured Loans are not rated by S&P or Moody's.

      MORTGAGE LOANS aggregated $94.3 million at September 30, 1995 and consisted of 14 first mortgage loans with an average loan balance of approximately $6.7 million, collateralized by properties located in 8 states. Approximately 24% of the portfolio was office, 22% was hotel, 19% was retail, 18% was multifamily residential and 17% was other types. At September 30, 1995, approximately 22% of the portfolio was secured by properties located in Colorado, approximately 18% by properties located in California and approximately 17% by properties in New Jersey. No more than 13% of the
portfolio was secured by properties in any other single state.   At September
30, 1995, there was one loan with an outstanding balance of $20 million or more, which loan aggregated approximately 22% of the portfolio. At September 30, 1995, approximately 33% of the mortgage loan portfolio consisted of loans with balloon payments due before October 1, 1998. At September 30, 1995, there were no loans delinquent by more than 90 days. There were no loans foreclosed upon and transferred to real estate in the balance sheet during 1995.

      Approximately 64% of the mortgage loans in the portfolio at September 30, 1995 were seasoned loans underwritten to the Company's standards and purchased at or near par from another financial institution which was downsizing its portfolio. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk for the industry than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the effects of general economic conditions on these commercial properties. However, due to the seasoned nature of the Company's mortgage loans and its strict underwriting standards, the Company believes that it has reduced the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

      At September 30, 1995, one mortgage loan having an aggregate carrying value of $8.0 million had been restructured in 1992. No mortgage loans were restructured during the 1995, 1994 or 1993 fiscal years.

      REAL ESTATE aggregated $55.8 million at September 30, 1995 and consisted of non-income producing land in the Phoenix, Arizona metropolitan area. The Company has undertaken to dispose of this Phoenix-area land during the next one to two years, either to affiliated or nonaffiliated parties; and SunAmerica Inc., the ultimate parent, has guaranteed that the Company will receive its statutory carrying value of these assets.

      OTHER INVESTED ASSETS aggregated $64.4 million at September 30, 1995, including $48.2 million of investments in limited partnerships and an aggregate of $16.2 million of miscellaneous investments, including policy loans, CMO residuals and leveraged leases. The Company's limited partnership interests primarily include partnerships, accounted for by using the cost method of accounting, that invest mainly in equity securities.

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

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges or other limitations on when contracts can be surrendered for cash to encourage persistency. Approximately 54% of the Company's fixed annuity reserves had surrender penalties or other restrictions at September 30, 1995.

      During 1995 the Company began issuing GICs which currently guarantee the payment of principal and interest at variable rates for a term of one year.
The Company's GICs purchased by asset management firms permit withdrawals with notice of 90 days. Contracts purchased by bank or state and local governmental authorities may permit scheduled book value withdrawals subject to terms of the underlying indenture or agreement. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity. The Company expects to increase its participation in the GIC marketplace over the coming year.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of
possible future interest rate scenarios.   At September 30, 1995 the weighted
average life of the Company's investments was approximately four years and the duration was approximately three and one-fourth years.

      The Company also seeks to provide liquidity by using reverse repurchase agreements ("Reverse Repos"), Dollar Rolls and by investing in MBSs. It also seeks to enhance its spread by using Reverse Repos and Dollar Rolls. Reverse

Repos involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed upon price and are generally over-collateralized. Dollar Rolls are similar to Reverse Repos except that the repurchase involves securities that are only substantially the same as the securities sold and the arrangement is not collateralized, nor is it governed by a repurchase agreement. MBSs are generally investment-grade securities collateralized by large pools of mortgage loans. MBSs generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

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

      The carrying values of bonds that are determined to have declines in value that are other than temporary are reduced to net realizable value and no further accruals of interest are made. The valuation allowances on mortgage loans are based on losses expected by management to be realized on transfers of mortgage loans to real estate, on the disposition and settlement of mortgage loans and on mortgage loans that management believes may not be collectible in full. Accrual of interest is suspended when principal and interest payments on mortgage loans are past due more than 90 days.

      DEFAULTED INVESTMENTS, comprising all investments (at amortized cost) that are in default as to the payment of principal or interest, totaled $5.0 million (fair value, $3.5 million) at September 30, 1995. At September 30, 1995, defaulted investments constituted 0.2% of total invested assets at amortized cost. At September 30, 1994, defaulted investments totaled $4.4 million. At September 30, 1994, defaulted investments constituted 0.3% of total invested assets at amortized cost and their fair value was equal to the amortized cost.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of existing cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At September 30, 1995, approximately $1.15 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $26.1 million, while approximately $510.8 million of the Bond Portfolio had an aggregate unrealized loss of $29.8 million. In addition, the Company's investment portfolio also currently provides approximately $20.5 million of monthly cash flow from scheduled principal and interest payments.

      Management is aware that prevailing market interest rates may shift significantly and has strategies in place to manage either an increase or decrease in prevailing rates. In a rising interest rate environment, the Company's average cost of funds would increase over time as it prices its new and renewing annuities and GICs to maintain a generally competitive market rate. Management would seek to place new funds in investments that were matched in duration to, and higher yielding than, the liabilities assumed. The Company believes that liquidity to fund withdrawals would be available through incoming cash flow, the sale of short-term or floating-rate instruments or Reverse Repos on the Company's substantial MBS segment of the Bond Portfolio, thereby avoiding the sale of fixed-rate assets in an unfavorable bond market.

      In a declining rate environment, the Company's cost of funds would decrease over time, reflecting lower interest crediting rates on its fixed annuities and GICs. Should increased liquidity be required for withdrawals, the Company believes that a significant portion of its investments could be sold without adverse consequences in light of the general strengthening that would be expected in the bond market.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's consolidated financial statements begin on page F-3. Reference is made to the Index to Financial Statements on page F-1 herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

      The directors and principal officers of Anchor National Life Insurance Company (the "Company") as of December 12, 1995 are listed below, together with information as to their ages, dates of election and principal business occupation during the last five years (if other than their present business occupation).

                                                              Other Positions and
                                                Year            Other Business
                            Present             Assumed       Experience Within
    Name              Age   Position(s)         Position(s)    Last Five Years**      From-To
-------------         ---   -----------         -----------   ------------------      -------
Eli Broad*            62    Chairman, Chief     1994          Cofounded SunAmerica
                            Executive Officer                 Inc. ("SAI") in 1957
                            and President of
                            the Company
                            Chairman, Chief     1986
                            Executive Officer
                            and President of
                            SAI

Jay S. Wintrob*       38    Executive Vice      1991          Senior Vice President   1989-1991
                            President of the                  (Joined SAI in 1987)
                            Company
                            Vice Chairman of    1995
                            SAI

James R. Belardi*     38    Senior Vice         1992          Vice President and      1989-1992
                            President and                     Treasurer (Joined SAI
                            Treasurer of the                  in 1986)
                            Company
                            Executive Vice      1995
                            President of SAI

Jana W. Greer*        43    Senior Vice         1994          Vice President          1981-1991
                            President of the                  (Joined SAI in 1974)
                            Company and SAI

Peter McMillan, III*  38    Executive Vice      1994          Senior Vice President,  1989-1994
                            President and                     SunAmerica Investments,
                            Chief Investment                  Inc.
                            Officer of
                            SunAmerica
                            Investments, Inc.



--------------------------------------
*    Also serves as a director
**  Unless otherwise indicated, officers and positions are with SunAmerica Inc.




                                              22

                                                              Other Positions and
                                                Year          Other Business
                            Present             Assumed       Experience Within
    Name              Age   Position(s)         Position(s)   Last Five Years**       From-To
-------------         ---   -----------         -----------   -----------------       -------
Gary W. Krat*         48    Senior Vice         1992          Chairman, Royal         1991 to
                            President of the                  Alliance Associates,    present
                            Company and SAI                   Inc.
                                                              Chief Executive         1990 to
                                                              Officer, Royal          present
                                                              Alliance Associates,
                                                              Inc.
                                                              President, Integrated   1986-1990
                                                              Resources Equity Corp.

Scott L. Robinson*    49    Senior Vice         1991          Vice President and      1986-1991
                            President of the                  Controller (Joined
                            Company                           SAI in 1978)
                            Senior Vice
                            President and
                            Controller of SAI

Lorin M. Fife*        42    Senior Vice         1994          Vice President and      1994-1995
                            President,                        General Counsel-
                            General Counsel                   Regulatory Affairs
                            and Assistant                     of SAI
                            Secretary of                      Vice President and      1989-1994
                            the Company                       Associate General
                            Senior Vice         1995          Counsel of SAI
                            President and                     (Joined SAI in 1989)
                            General Counsel-
                            Regulatory Affairs
                            of SAI

Susan L. Harris*      38    Senior Vice         1994          Vice President,         1994-1995
                            President and                     General Counsel-
                            Secretary of the                  Corporate Affairs and
                            Company                           Secretary of SAI
                            Senior Vice         1995          Vice President,         1989-1994
                            President,                        Associate General
                            General Counsel-                  Counsel and Secretary
                            Corporate Affairs                 of SAI (Joined SAI
                            and Secretary of                  in 1985)
                            SAI

N. Scott Gillis       42    Senior Vice         1994          Vice President and      1989-1994
                            President and                     Controller, SunAmerica
                            Controller of the                 Life Companies
                            Company                           (Joined SAI in 1985)

Edwin R. Reoliquio    38    Senior Vice         1995          Vice President and      1990-1995
                            President and                     Actuary, SunAmerica
                            Chief Actuary                     Life Companies
                            of the Company

--------------------------------------
*    Also serves as a director
**  Unless otherwise indicated, officers and positions are with SunAmerica Inc.

ITEM 11.  EXECUTIVE COMPENSATION

      All of the executive officers of the Company also serve as employees of SunAmerica Inc. or its affiliates and receive no compensation directly from the Company. Some of the officers also serve as officers of other companies affiliated with the Company. Allocations have been made as to each individual's time devoted to his or her duties as an executive officer of the Company.

      The following table shows the cash compensation paid or earned, based on these allocations, to the chief executive officer and top four executive officers of the Company whose allocated compensation exceeds $100,000 and to all executive officers of the Company as a group for services rendered in all capacities in the Company during 1995:

    Name of Individual or                   Capacities In   Allocated Cash
          Number in Group                    Which Served     Compensation
    ---------------------      -------------------------    --------------
    Eli Broad                  Chairman, Chief Executive       $ 1,048,897
                                Officer and President
    Jay S. Wintrob             Executive Vice President            593,495
    Gary W. Krat               Senior Vice President               441,926
    Jana Greer                 Senior Vice President               257,500
    James R. Belardi           Senior Vice President and           218,533
                                Treasurer
    All Executive Officers
      as a Group (12)                                          $ 3,417,815
                                                               ===========

    Directors of the Company who are also employees of SunAmerica Inc. or its affiliates receive no compensation in addition to their compensation as employees of SunAmerica Inc. or its affiliates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      No shares of the Company are owned by any executive officer or director. The Company is an indirect wholly-owned subsidiary of SunAmerica Inc. Except for Mr. Broad, the percentage of shares of SunAmerica Inc. beneficially owned by any director does not exceed one percent of the class outstanding. At November 30, 1995, Mr. Broad was the beneficial owner of 2,149,694 shares of Common Stock (approximately 4.7% of the class outstanding) and 8,857,081 shares of Class B Common Stock (approximately 86.5% of the class outstanding). Of the Common Stock, 250,659 shares represent restricted shares granted under the Company's employee stock plans as to which Mr. Broad has no investment power; 506,250 shares are held by a trust formed by Mr. Broad of which he is a beneficiary; and 1,344,234 shares represent employee stock options held by Mr. Broad which are or will become exercisable on or before February 2, 1996 and as to which he has no voting or investment power. Of the Class B Stock, 843,750 shares are held by a trust formed by Mr. Broad of which he is a beneficiary; 32,568 shares are held by a foundation of which Mr. Broad is a director and as to which he has shared voting and investment power; and 2,902,500 shares are registered in the name of a corporation as to which Mr. Broad exercises voting and investment power. At December 11, 1995, all directors and officers as a group beneficially owned 3,645,981 shares of Common Stock (approximately 8% of the class outstanding) and 8,857,081 shares of Class B Common Stock (approximately 86.5% of the class outstanding).

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

      Reference is made to the index set forth on page F-1 of this report.

EXHIBITS

Exhibit
      No.                                  Description
-------                                    -----------
  3(a)      Restated Articles of Incorporation dated July 24, 1969 are incorporated herein by reference to Exhibit 3(a) to the Company's
            Form 10-K, filed December 21, 1993.
  3(b)      Certificate of Amendment of Articles of Incorporation dated
            December 29, 1970 is incorporated herein by reference to Exhibit
            3(b) to the Company's Form 10-K, filed December 21, 1993.
  3(c)      Certificate of Amendment of Articles of Incorporation dated
            December 22, 1971 is incorporated herein by reference to Exhibit
            3(c) to the Company's Form 10-K, filed December 21, 1993.
  3(d)      Certificate of Amendment of Articles of Incorporation dated January
            16, 1975 is incorporated herein by  reference to Exhibit 3(d) to the Company's Form 10-K, filed December 21, 1993.
  3(e)      Certificate of Amendment of Articles of Incorporation dated
            November 8, 1977 is incorporated herein by reference to Exhibit
            3(e) to the Company's Form 10-K, filed December 21, 1993.
  3(f)      Certificate of Amendment of Articles of Incorporation dated July
            27, 1978 is incorporated herein by reference to Exhibit 3(f) to the
            Company's Form 10-K, filed December 21, 1993.
  3(g)      Certificate of Amendment of Articles of Incorporation dated October
            1, 1984 is incorporated herein by reference to  Exhibit 3(g) to the
            Company's Form 10-K, filed December 21, 1993.
  3(h)      Certificate of Amendment of Articles of Incorporation dated October
            11, 1984 is incorporated herein by reference to Exhibit 3(h) to the Company's Form 10-K, filed December 21, 1993.
  3(i)      Certificate of Ownership merging Anchor National Properties, Inc., an Arizona corporation into Anchor National Life Insurance Company dated June 30, 1985 is incorporated herein by reference to Exhibit
            3(i) to the Company's Form 10-K, filed December 21, 1993.
  3(j)      Certificate of Amendment of Articles dated February 18, 1986 is incorporated herein by reference to Exhibit 3(j) to the Company's
            Form 10-K, filed December 21, 1993.
  3(k)      Certificate of Amendment of Articles of Incorporation dated March
            1, 1994.
  3(l)      Bylaws, as revised on January 21, 1994.
  4(a)      Restated Articles of Incorporation dated July 24, 1969.  See
            Exhibit 3(j).
  4(b)      Certificate of Amendment of Articles of Incorporation dated
            December 29, 1970.  See Exhibit 3(j).
  4(c)      Certificate of Amendment of Articles of Incorporation dated
            December 22, 1971.  See Exhibit 3(j).
  4(d)      Certificate of Amendment of Articles of Incorporation dated
            November 8, 1977.  See Exhibit 3(j).
  4(e)      Certificate of Amendment of Articles of Incorporation dated October
            11, 1984.  See Exhibit 3(j).
  4(f)      Certificate of Amendment of Articles of Incorporation dated March
            1, 1994.  See Exhibit 3(k).

Exhibit
      No.                                  Description
-------                                    -----------
 10(a)      Subordinated Loan Agreement for Equity Capital, dated as of
            September 13, 1993, between the Company's subsidiary, SunAmerica
            Asset Management and SAI defining SAI's rights of the 7% notes due
            September 16, 1996 is incorporated  herein by reference  to Exhibit
            10(a) to the Company's Form 10-K, filed December 21, 1993.
 10(b)      Subordinated Loan Agreement for Equity Capital, dated as of August
            23, 1993, between the Company's subsidiary, Royal Alliance and SAI defining SAI's rights of the 7% notes due August 22, 1996 is incorporated herein by reference to Exhibit 10(b) to the Company's
            Form 10-K, filed December 21, 1993.
 10(c)      Subordinated Loan Agreement for Equity Capital, dated as of
            September 30, 1992, between the Company's subsidiary, SunAmerica
            Capital Services, Inc. ("SACS") and SAI defining SAI's rights of the 7% notes due September 29, 1995 is incorporated herein by reference to Exhibit 10(c) to the Company's Form 10-K, filed
            December 21, 1993.
 10(d)      Subordinated Loan Agreement for Equity Capital, dated as of June
            30, 1992, between the Company's subsidiary, SACS and SAI defining
            SAI's rights of the 7% notes due June 29, 1995 is incorporated herein by reference to Exhibit 10(d) to the Company's Form 10-K, filed December 21, 1993.
 10(e)      Subordinated Loan Agreement for Equity Capital, dated as of May 29,
            1992, between the Company's subsidiary, SACS and SAI defining SAI's rights of the 7% notes due May 28, 1995 is incorporated herein by reference to Exhibit 10(e) to the Company's Form 10-K, filed
            December 21, 1993.
 10(f)      Subordinated Loan Agreement for Equity Capital, dated as of March
            16, 1992, between the Company's subsidiary, SACS and SAI defining
            SAI's rights of the 7% notes due March 15, 1995 is incorporated herein by reference to Exhibit 10(f) to the Company's Form 10-K, filed December 21, 1993.
 10(g)      Subordinated Loan Agreement for Equity Capital, dated as of January
            14, 1992, between the Company's subsidiary, SACS and SAI defining
            SAI's rights of the 7% notes due January 13, 1995 is incorporated herein by reference to Exhibit 10(g) to the Company's Form 10-K, filed December 21, 1993.
 10(h)      Subordinated Loan Agreement Amendment extending the maturity date as of September 15, 1994, between the Company's subsidiary, SACS, and SAI, extending the maturity date of the Subordinated Loan
            Agreement, dated as of September 30, 1992 with a maturity date of
            September 29, 1995, to September 29, 1996.
 10(i)      Subordinated Loan Agreement for Equity Capital, dated as of
            December 14, 1994, between the Company's subsidiary SACS and SAI defining SAI's rights of the 9% notes due January 13, 1998.
 10(j)      Subordinated Loan Agreement for Equity Capital, dated as of April
            20, 1995, between the Company's subsidiary SACS and SAI defining
            SAI's rights of the 9% notes due May 27, 1998.
 10(k)      Subordinated Loan Agreement for Equity Capital, dated as of June
            30, 1995, between the Company's subsidiary SACS and SAI defining
            SAI's rights of the 9% notes due June 29, 1998.
    21      Subsidiaries of the Company.
    27      Financial Data Schedule.

REPORTS ON FORM 8-K

No Current Report on Form 8-K was filed during the three months ended September 30, 1995.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ANCHOR NATIONAL LIFE INSURANCE COMPANY

                              By/s/  SCOTT L. ROBINSON
                              --------------------------------------
                              Scott L. Robinson
December 12, 1995             Senior Vice President and Director

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

            Signature               Title                               Date
            ---------               -----                               ----
/s/    ELI BROAD                    Chairman, Chief Executive           December 12, 1995
------------------------------      Officer and President               -----------------
      Eli Broad                     (Principal Executive Officer)

/s/   SCOTT L. ROBINSON             Senior Vice President and           December 12, 1995
------------------------------      Director (Principal                 -----------------
      Scott L. Robinson             Financial Officer)

/s/   N. SCOTT GILLIS               Senior Vice President and           December 12, 1995
------------------------------      Controller (Principal               -----------------
      N. Scott Gillis               Accounting Officer)

/s/   JAY S. WINTROB                Executive Vice President            December 12, 1995
------------------------------      and Director                        -----------------
      Jay S. Wintrob

/s/   JAMES R. BELARDI              Senior Vice President,              December 12, 1995
------------------------------      Treasurer and Director              -----------------
      James R. Belardi

/s/   LORIN M. FIFE                 Senior Vice President,              December 12, 1995
------------------------------      General Counsel, Assistant          -----------------
      Lorin M. Fife                 Secretary and Director

/s/    JANA W. GREER                Senior Vice President               December 12, 1995
------------------------------      and Director                        -----------------
      Jana W. Greer

/s/   SUSAN L. HARRIS               Senior Vice President,              December 12, 1995
------------------------------      Secretary and Director              -----------------
      Susan L. Harris

/s/   GARY W. KRAT                  Senior Vice President               December 12, 1995
------------------------------      and Director                        -----------------
      Gary W. Krat

/s/   EDWIN R. REOLIQUIO            Senior Vice President               December 12, 1995
------------------------------      and Chief Actuary                   -----------------
      Edwin R. Reoliquio.

/s/   PETER McMILLAN                Director                            December 12, 1995
------------------------------                                          -----------------
      Peter McMillan

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                        INDEX TO FINANCIAL STATEMENTS


                                                                  Page(s)
                                                                  -------

Report of Independent Accountants                                 F-2

Consolidated Balance Sheet as of September 30, 1995 and 1994      F-3

Consolidated Income Statement for the years ended
      September 30, 1995, 1994 and 1993                           F-4

Consolidated Statement of Cash Flows for the years ended
      September 30, 1995, 1994 and 1993                           F-5 through
                                                                  F-6

Notes to Consolidated Financial Statements                        F-7 through
                                                                  F-21

               REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholder of Anchor National Life Insurance Company


In our opinion, the accompanying consolidated balance sheet and the related consolidated income statement and statement of cash flows present fairly, in all material respects, the financial position of Anchor National Life Insurance Company and its subsidiaries at September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 7, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income
Taxes," in fiscal 1994.





Price Waterhouse LLP
Los Angeles, California
November 6, 1995

                          ANCHOR NATIONAL LIFE INSURANCE COMPANY

                                CONSOLIDATED BALANCE SHEET

                                                            September 30,   September 30,
                                                                     1995            1994
                                                          --------------- ---------------
ASSETS
Investments:
 Cash and short-term investments                          $   249,209,000 $   157,438,000
 Bonds, notes and redeemable preferred stocks:
  Available for sale, at fair value
    (amortized cost: 1995, $1,500,062,000;
    1994, $1,108,271,000)                                   1,489,213,000   1,026,120,000
  Held for investment, at amortized cost
    (fair value: 1995, $165,004,000; 1994, $180,247,000)      157,901,000     175,885,000
 Mortgage loans                                                94,260,000     108,332,000
 Common stocks, at fair value (cost: 1995, $6,576,000;
  1994, $8,789,000)                                             4,097,000       7,550,000
 Real estate                                                   55,798,000      89,539,000
 Other invested assets                                         64,430,000      67,208,000
                                                          --------------- ---------------
 Total investments                                          2,114,908,000   1,632,072,000

Variable annuity assets                                     5,230,246,000   4,486,703,000
Accrued investment income                                      14,192,000      17,565,000
Deferred acquisition costs                                    383,069,000     416,289,000
Other assets                                                   41,282,000      49,497,000
                                                          --------------- ---------------
TOTAL ASSETS                                              $ 7,783,697,000 $ 6,602,126,000
                                                          =============== ===============
LIABILITIES AND SHAREHOLDER'S EQUITY
Reserves, payables and accrued liabilities:
 Reserves for fixed annuity contracts                     $ 1,497,052,000 $ 1,437,488,000
 Reserves for guaranteed investment contracts                 277,095,000            ---
 Payable to brokers for purchases of securities               155,861,000     124,624,000
 Income taxes currently payable                                15,720,000      12,331,000
 Other liabilities                                             58,204,000      58,891,000
                                                          --------------- ---------------
 Total reserves, payables and accrued liabilities           2,003,932,000   1,633,334,000
                                                          --------------- ---------------
Variable annuity liabilities                                5,230,246,000   4,486,703,000
                                                          --------------- ---------------
Subordinated notes payable to Parent                           34,000,000      34,000,000
                                                          --------------- ---------------
Deferred income taxes                                          73,459,000      64,567,000
                                                          --------------- ---------------
Shareholder's equity:
 Common Stock                                                   3,511,000       3,511,000
 Additional paid-in capital                                   252,876,000     252,876,000
 Retained earnings                                            191,346,000     152,088,000
 Net unrealized losses on debt and equity
  securities available for sale                                (5,673,000)     (24,953,000)
                                                          --------------- ---------------
 Total shareholder's equity                                   442,060,000     383,522,000
                                                          --------------- ---------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                $ 7,783,697,000 $ 6,602,126,000
                                                          =============== ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                          ANCHOR NATIONAL LIFE INSURANCE COMPANY

                               CONSOLIDATED INCOME STATEMENT

                                                             Years ended September 30,
                                            ------------------------------------------
                                                     1995           1994          1993
                                            -------------  ------------- -------------
Investment income                           $ 129,466,000  $ 127,758,000 $ 137,591,000
                                            -------------  ------------- -------------
Interest expense on:
 Fixed annuity contracts                      (72,975,000)   (66,311,000)  (87,479,000)
 Guaranteed investment contracts               (3,733,000)          ---           ---
 Senior indebtedness                             (227,000)       (71,000)      (34,000)
 Subordinated notes payable to Parent          (2,448,000)    (2,380,000)   (1,166,000)
                                            -------------  ------------- -------------
 Total interest expense                       (79,383,000)   (68,762,000)  (88,679,000)
                                            -------------  ------------- -------------
NET INVESTMENT INCOME                          50,083,000     58,996,000    48,912,000
                                            -------------  ------------- -------------
NET REALIZED INVESTMENT LOSSES                 (4,363,000)   (33,713,000)  (22,247,000)
                                            -------------  ------------- -------------
Fee income:
 Variable annuity fees                         84,171,000     79,101,000    67,222,000
 Asset management fees                         26,935,000     31,302,000    32,293,000
 Net retained commissions                      23,267,000     19,180,000    16,928,000
                                            -------------  ------------- -------------
TOTAL FEE INCOME                              134,373,000    129,583,000   116,443,000
                                            -------------  ------------- -------------
Other income and expenses:
 Surrender charges                              5,889,000      5,034,000     5,306,000
 General and administrative expenses          (61,629,000)   (52,636,000)  (55,142,000)
 Provision for future guaranty fund
  assessments                                        ---            ---     (4,800,000)
 Amortization of deferred acquisition costs   (57,005,000)   (43,992,000)  (30,825,000)
 Other, net                                    (2,351,000)     4,048,000     5,865,000
                                            -------------  ------------- -------------
TOTAL OTHER INCOME AND EXPENSES              (115,096,000)   (87,546,000)  (79,596,000)
                                            -------------  ------------- -------------
PRETAX INCOME                                  64,997,000     67,320,000    63,512,000

Income tax expense                            (25,739,000)   (22,705,000)  (21,794,000)
                                            -------------  ------------- -------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING FOR INCOME TAXES                39,258,000     44,615,000    41,718,000

Cumulative effect of change in accounting
 for income taxes                                    ---     (20,463,000)               ---
                                            -------------  ------------- -------------
NET INCOME                                  $  39,258,000  $  24,152,000 $  41,718,000
                                            =============  ============= =============








  The accompanying notes are an integral part of these consolidated financial statements.

                          ANCHOR NATIONAL LIFE INSURANCE COMPANY

                           CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             Years ended September 30,
                                             -----------------------------------------
                                                     1995           1994          1993
                                             ------------   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $ 39,258,000   $ 24,152,000  $ 41,718,000
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
     Interest credited to:
      Fixed annuity contracts                  72,975,000     66,311,000    87,479,000
      Guaranteed investment contracts           3,733,000           ---           ---
     Net realized investment losses             4,363,000     33,713,000    22,247,000
     Accretion of net discounts on
      investments                              (6,865,000)    (2,050,000)   (9,149,000)
     Amortization of goodwill                   1,168,000      1,169,000     1,167,000
     Provision for deferred income taxes       (1,489,000)    19,395,000     2,982,000
     Cumulative effect of change in
      accounting for income taxes                    ---      20,463,000          ---
  Change in:
     Deferred acquisition costs                (7,180,000)   (34,612,000)  (48,413,000)
     Other assets                               7,047,000      5,133,000     3,017,000
     Income taxes receivable/payable            3,389,000      6,559,000    23,479,000
     Other liabilities                          2,231,000         46,000    11,596,000
  Other, net                                    3,380,000       (950,000)      466,000
                                             ------------   ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES     122,010,000    139,329,000   136,589,000
                                             ------------   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Premium receipts on:
    Fixed annuity contracts                   245,320,000    138,526,000    63,796,000
    Guaranteed investment contracts           275,000,000           ---           ---
   Net exchanges to (from) the fixed
    accounts of variable annuity
    contracts                                  10,475,000    (29,286,000)  (45,516,000)
   Withdrawal payments on:
    Fixed annuity contracts                  (237,977,000)  (269,412,000) (245,250,000)
    Guaranteed investment contracts            (1,638,000)          ---           ---
   Claims and annuity payments on
    fixed annuity contracts                   (31,237,000)   (31,146,000)  (33,938,000)
   Net increase in subordinated notes
    payable to Parent                                ---            ---     18,500,000
   Net receipts from (repayments of)
    other short-term financings                 5,034,000   (166,685,000)   38,857,000
                                             ------------   ------------  ------------
NET CASH PROVIDED (USED) BY FINANCING
 ACTIVITIES                                   264,977,000   (358,003,000) (203,551,000)
                                             ------------   ------------  ------------

                           ANCHOR NATIONAL LIFE INSURANCE COMPANY


                                                                  Years ended September 30,
                                          -------------------------------------------------
                                                     1995             1994             1993
                                          ---------------  ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of:
   Bonds, notes and redeemable preferred
    stocks available for sale             $(1,556,586,000) $(1,197,743,000) $(1,254,755,000)
   Bonds, notes and redeemable preferred
    stocks held for investment                       ---          (209,000)     (64,167,000)
   Mortgage loans                                    ---       (10,666,000)     (39,100,000)
   Other investments, excluding
    short-term investments                    (13,028,000)     (26,108,000)     (31,674,000)
 Sales of:
   Bonds, notes and redeemable preferred
    stocks available for sale               1,026,078,000      877,068,000      878,277,000
   Bonds, notes and redeemable preferred
    stocks held for investment                       ---              ---        82,014,000
   Real estate                                 36,813,000       33,443,000       38,333,000
   Other investments, excluding
    short-term investments                      5,130,000        2,353,000       21,616,000
 Redemptions and maturities of:
   Bonds, notes and redeemable preferred
    stocks available for sale                 157,195,000      139,691,000      255,787,000
   Bond, notes and redeemable preferred
    stocks held for investment                 21,493,000       34,072,000      184,925,000
   Investment in real estate separate
    account                                          ---              ---        92,130,000
   Mortgage loans                              14,403,000       10,087,000       17,614,000
   Other investments, excluding
    short-term investments                     13,286,000       13,500,000        6,962,000
 Payment of holdback liability for 1990
   purchase of annuity business                      ---              ---       (14,250,000)
                                          ---------------  ---------------  ---------------
NET CASH PROVIDED (USED) BY INVESTING
 ACTIVITIES                                  (295,216,000)    (124,512,000)     173,712,000

NET INCREASE (DECREASE) IN CASH AND
 SHORT-TERM INVESTMENTS                        91,771,000     (343,186,000)     106,750,000

CASH AND SHORT-TERM INVESTMENTS AT
 BEGINNING OF PERIOD                          157,438,000      500,624,000      393,874,000
                                          ---------------  ---------------  ---------------
CASH AND SHORT-TERM INVESTMENTS AT
 END OF PERIOD                            $   249,209,000  $   157,438,000  $   500,624,000
                                          ===============  ===============  ===============
SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness           $     3,235,000  $     1,175,000  $        34,000
                                          ===============  ===============  ===============
  Income taxes paid (recovered)           $    23,656,000  $    (3,328,000) $    (6,736,000)
                                          ===============  ===============  ===============


   The accompanying notes are an integral part of these consolidated financial statements.

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GENERAL: Anchor National Life Insurance Company (the "Company") is a wholly owned indirect subsidiary of SunAmerica Inc. (the "Parent").

      The consolidated financial statements include the accounts of the Company and all significant subsidiaries, including Anchor Investment Advisor, Inc.; SunAmerica Asset Management Corp.; SunAmerica Capital Services, Inc.; Saamsun Holdings Corp.; SAM Holdings Corporation; SunRoyal Holding
      Corporation; and Royal Alliance Associates, Inc.   All significant
      intercompany transactions have been eliminated. Certain items have been reclassified to conform to the current year's presentation.

      INVESTMENTS: Cash and short-term investments primarily include cash, commercial paper, money market investments, repurchase agreements and short-term bank participations. All such investments are carried at cost plus accrued interest, which approximates fair value, have maturities of three months or less and are considered cash equivalents for purposes of reporting cash flows. Bonds, notes and redeemable preferred stocks available for sale and common stocks are carried at aggregate fair value and changes in unrealized gains or losses, net of tax, are credited or charged directly to shareholder's equity. It is management's intent, and the Company has the ability, to hold the remainder of bonds, notes and redeemable preferred stocks until maturity, and therefore, these investments are carried at amortized cost. Bonds, notes and redeemable preferred stocks, whether available for sale or held for investment, are reduced to estimated net realizable value when necessary for declines in value considered to be other than temporary. Estimates of net realizable value are subjective and actual realization will be dependant upon future events. Mortgage loans are carried at amortized unpaid balances, net of provisions for estimated losses. Real estate is carried at the lower of cost or fair value. Other invested assets include investments in limited partnerships, most of which are accounted for by using the cost method of accounting; separate account investments; leveraged leases; policy loans, which are carried at unpaid balances; and collateralized mortgage obligation residuals. Realized gains and losses on the sale of investments are recognized in operations at the date of sale and are determined using the specific cost identification method. Premiums and discounts on investments are amortized to investment income using the interest method over the contractual lives of the investments.

      DEFERRED ACQUISITION COSTS: Policy acquisition costs are deferred and amortized, with interest, over the estimated lives of the contracts in relation to the present value of estimated gross profits, which are composed of net interest income, net realized investment gains and losses, variable annuity fees, surrender charges and direct administrative expenses. Costs incurred to sell mutual funds are also deferred and amortized over the estimated lives of the funds obtained. Deferred acquisition costs consist of commissions and other costs which vary with, and are primarily related to, the production or acquisition of new business.

      As debt and equity securities available for sale are carried at aggregate fair value, an adjustment is made to deferred acquisition costs equal to the change in amortization that would have been recorded if such

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains or losses on debt and equity securities available for sale that is credited or charged directly to shareholder's equity. At September 30, 1995 and 1994, deferred acquisition costs have been increased by $4,600,000 and $45,000,000, respectively, for this adjustment.

      VARIABLE ANNUITY ASSETS AND LIABILITIES: The assets and liabilities resulting from the receipt of variable annuity premiums are segregated in separate accounts. The Company receives administrative fees for managing the funds and other fees for assuming mortality and certain expense risks. Such fees are included in Variable Annuity Fees in the income statement.

      GOODWILL: Goodwill, amounting to $20,647,000 at September 30, 1995, is amortized by using the straight-line method over a period averaging 25 years and is included in Other Assets in the balance sheet.

      CONTRACTHOLDER RESERVES: Contractholder reserves for fixed annuity contracts and guaranteed investment contracts are accounted for as investment-type contracts in accordance with Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," and are recorded at accumulated value (premiums received, plus accrued interest, less withdrawals and assessed fees).

      FEE INCOME: Variable Annuity fees and asset management fees are recognized in income as earned. Net retained commissions are recognized on a trade date basis.

      INCOME TAXES: The Company is included in the consolidated federal income tax return of the Parent and files as a "life insurance company" under the provisions of the Internal Revenue Code of 1986. Income taxes have been calculated as if the Company filed a separate return. Effective October 1, 1993 deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.     INVESTMENTS

      The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks available for sale and held for investment by major category follow:


                                                                            Estimated
                                                         Amortized               fair
                                                              cost              value
                                                   ---------------    ---------------
      AT SEPTEMBER 30, 1995:

      AVAILABLE FOR SALE:
       Securities of the United States
        Government                                 $    63,701,000    $    65,195,000
       Mortgage-backed securities                    1,144,645,000      1,134,361,000
       Securities of public utilities                      792,000            774,000
       Corporate bonds and notes                       290,924,000        288,883,000
                                                   ---------------    ---------------
       Total available for sale                    $ 1,500,062,000    $ 1,489,213,000
                                                   ---------------    ---------------
      HELD FOR INVESTMENT:
       Securities of the United States
        Government                                 $    10,379,000    $    10,797,000
       Mortgage-backed securities                        8,378,000          8,378,000
       Corporate bonds and notes                       105,980,000        112,665,000
       Other debt securities                            33,164,000         33,164,000
                                                   ---------------    ---------------
       Total held for investment                   $   157,901,000    $   165,004,000
                                                   ===============    ===============
      AT SEPTEMBER 30, 1994:

      AVAILABLE FOR SALE:
       Securities of the United States
        Government                                 $    16,623,000    $    16,379,000
       Mortgage-backed securities                      833,445,000        765,946,000
       Securities of public utilities                   13,423,000         12,837,000
       Corporate bonds and notes                       243,405,000        229,411,000
       Redeemable preferred stocks                       1,375,000          1,547,000
                                                   ---------------    ---------------
       Total available for sale                    $ 1,108,271,000    $ 1,026,120,000
                                                   ===============    ===============
      HELD FOR INVESTMENT:
       Securities of the United States
        Government                                 $    10,370,000    $    10,320,000
       Mortgage-backed securities                        8,831,000          8,725,000
       Corporate bonds and notes                       126,333,000        130,851,000
       Other debt securities                            30,351,000         30,351,000
                                                   ---------------    ---------------
       Total held for investment                   $   175,885,000    $   180,247,000
                                                   ===============    ===============


                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.    INVESTMENTS (Continued)

      The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks available for sale and held for investment by contractual maturity, as of September 30, 1995, follow:

                                                                            Estimated
                                                            Amortized            fair
                                                                 cost           value
                                                      --------------- ---------------


      AVAILABLE FOR SALE:
        Due in one year or less                       $    10,243,000 $    11,285,000
        Due after one year through five years              52,644,000      52,922,000
        Due after five years through ten years            223,820,000     222,362,000
        Due after ten years                                68,710,000      68,283,000
        Mortgage-backed securities                      1,144,645,000   1,134,361,000
                                                      --------------- ---------------
          Total available for sale                    $ 1,500,062,000 $ 1,489,213,000
                                                      =============== ===============

      HELD FOR INVESTMENT:
        Due in one year or less                       $       500,000 $       500,000
        Due after one year through five years              33,465,000      35,103,000
        Due after five years through ten years             67,109,000      70,970,000
        Due after ten years                                48,449,000      50,053,000
        Mortgage-backed securities                          8,378,000       8,378,000
                                                      --------------- ---------------
          Total held for investment                   $   157,901,000 $   165,004,000
                                                      =============== ===============

      Actual maturities of bonds, notes and redeemable preferred stocks will differ from those shown above because of prepayments and redemptions.

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.    INVESTMENTS (Continued)

      Gross unrealized gains and losses on bonds, notes and redeemable preferred stocks available for sale and held for investment by major category follow:

                                                                Gross           Gross
                                                           unrealized      unrealized
                                                                gains          losses
                                                       -------------- ---------------
      AT SEPTEMBER 30, 1995:

      AVAILABLE FOR SALE:
        Securities of the United States
          Government                                   $    1,545,000 $       (51,000)
        Mortgage-backed securities                         12,117,000     (22,401,000)
        Securities of public utilities                           ---          (18,000)
        Corporate bonds and notes                           5,344,000      (7,385,000)
                                                       -------------- ---------------
        Total available for sale                       $   19,006,000 $   (29,855,000)
                                                       ============== ===============
      HELD FOR INVESTMENT:
        Securities of the United States
          Government                                   $      432,000 $       (14,000)
        Corporate bonds and notes                           6,685,000              ---
                                                       -------------- ---------------
        Total held for investment                      $    7,117,000 $       (14,000)
                                                       ============== ===============

      AT SEPTEMBER 30, 1994:

      AVAILABLE FOR SALE:
        Securities of the United States
          Government                                   $         ---  $      (244,000)
        Mortgage-backed securities                          2,852,000     (70,351,000)
        Securities of public utilities                           ---         (586,000)
        Corporate bonds and notes                             753,000     (14,747,000)
        Redeemable preferred stocks                           172,000               ---
                                                       -------------- ---------------
        Total available for sale                       $    3,777,000 $   (85,928,000)
                                                       ============== ===============
      HELD FOR INVESTMENT:
        Securities of the United States
          Government                                   $       85,000 $      (135,000)
        Mortgage-backed securities                              7,000        (113,000)
        Corporate bonds and notes                           4,619,000        (101,000)
                                                       -------------- ---------------
        Total held for investment                      $    4,711,000 $      (349,000)
                                                       ============== ===============


                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.    INVESTMENTS (Continued)

      At September 30, 1995, gross unrealized gains on equity securities aggregated $1,082,000 and gross unrealized losses aggregated $3,561,000. At September 30, 1994, gross unrealized gains on equity securities aggregated $878,000 and gross unrealized losses aggregated $2,117,000.

      Gross realized investment gains and losses on sales of all types of investments are as follows:

                                                           Years ended September 30,
                                         -------------------------------------------
                                                  1995           1994           1993
                                         -------------  -------------  -------------
      Bonds, notes and redeemable
        preferred stocks:
        Available for sale:
          Realized gains                 $  15,983,000  $  12,760,000  $  20,193,000
          Realized losses                  (21,842,000)   (31,066,000)    (8,132,000)

        Held for investment:
          Realized gains                     2,413,000        890,000      5,194,000
          Realized losses                     (586,000)    (1,913,000)      (257,000)

      Equities:
        Realized gains                         994,000        467,000      2,445,000
        Realized losses                       (114,000)      (303,000)    (2,653,000)

      Other investments:
        Realized gains                       3,561,000           ---         255,000
        Realized losses                        (12,000)      (358,000)    (1,573,000)

      Impairment writedowns                 (4,760,000)   (14,190,000)   (37,719,000)

                                         -------------  -------------  -------------
      Total net realized
        investment losses                $  (4,363,000) $ (33,713,000) $ (22,247,000)
                                         =============  =============  =============

      The net realized gains and losses included in bonds, notes and redeemable preferred stocks held for investment in 1995 and 1994 reflect net gains and losses realized upon redemptions, the net of which amounted to gains of $1,827,000 in
      1995 and losses of $1,023,000 in 1994.  In 1993, the net gains of $4,937,000 were realized on sales of securities totaling $77,077,000.


                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    INVESTMENTS (Continued)

      The sources and related amounts of investment income are as follows:

                                                            Years ended September 30,
                                          -------------------------------------------
                                                   1995           1994           1993
                                          -------------  -------------  -------------
      Short-term investments              $   8,308,000  $   4,648,000  $   7,278,000
      Bonds, notes and
        redeemable preferred
        stocks                              107,643,000     98,935,000    106,013,000
      Mortgage loans                          7,419,000     12,133,000      9,418,000
      Common stocks                               3,000          1,000         15,000
      Real estate                               (51,000)     1,379,000        302,000
      Limited partnerships                    5,128,000      9,487,000     12,064,000
      Other invested assets                   1,016,000      1,175,000      2,501,000
                                          -------------  -------------  -------------
        Total investment income           $ 129,466,000  $ 127,758,000  $ 137,591,000
                                          =============  =============  =============

      Expenses incurred to manage the investment portfolio amounted to $1,983,000 for the year ended September 30, 1995, $1,714,000 for the year ended September 30, 1994, and $1,478,000 for the year ended September 30, 1993 and are included in General and Administrative Expenses in the income statement.

      At September 30, 1995, no investment exceeded 10% of the Company's consolidated shareholder's equity.

      At September 30, 1995, mortgage loans were collateralized by properties located in 8 states, with loans totaling approximately 22% of the aggregate carrying value of the portfolio secured by properties located in Colorado, approximately 18% by properties located in California and approximately 17% by properties located in New Jersey. No more than 13% of the portfolio was secured by properties in any other single state.

      At September 30, 1995, bonds, notes and redeemable preferred stocks included $148,355,000 (at amortized cost, with fair value of $143,778,000) of investments not rated investment grade by either Standard & Poor's Corporation, Moody's Investors Service or under National Association of Insurance Commissioners' guidelines. The Company had no material concentrations of non-investment grade assets at September 30, 1995.

      At September 30, 1995, the amortized cost of investments in default as to the payment of principal or interest was $4,958,000 and the fair value was $3,500,000, all of which are unsecured non-investment grade bonds.

      At September 30, 1995, $5,108,000 of bonds, at amortized cost, were on deposit with regulatory authorities in accordance with statutory requirements.

      The Company has undertaken to dispose of certain real estate investments, having an aggregate carrying value of $55,798,000, during the next one to two years, to affiliated or nonaffiliated parties, and the Parent has

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    INVESTMENTS (Continued)

      guaranteed that the Company will receive its current carrying value for these assets.

3.    DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following estimated fair value disclosures are limited to the reasonable estimates of the fair value of only the Company's financial instruments. The disclosures do not address the value of the Company's recognized and unrecognized nonfinancial assets (including its other invested assets, equity investments and real estate investments) and liabilities or the value of anticipated future business. The Company does not plan to sell most of its assets or settle most of its liabilities at these estimated fair values.

      The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Selling expenses and potential taxes are not included. The estimated fair value amounts were determined using available market information, current pricing information and various valuation methodologies. If quoted market prices were not readily available for a financial instrument, management determined an estimated fair value. Accordingly, the estimates may not be indicative of the amounts the financial instruments could be exchanged for in a current or future market transaction.

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      CASH AND SHORT TERM INVESTMENTS: Carrying value is considered to be a reasonable estimate of fair value.

      BONDS, NOTES AND REDEEMABLE PREFERRED STOCKS: Fair value is based principally on independent pricing services, broker quotes and other independent information.

      MORTGAGE LOANS: Fair values are primarily determined by discounting future cash flows to the present at current market rates, using expected prepayment rates.

      VARIABLE ANNUITY ASSETS: Variable annuity assets are carried at the market value of the underlying securities.

      RESERVES FOR FIXED ANNUITY CONTRACTS: Deferred annuity contracts and single premium life contracts are assigned fair value equal to current net surrender value. Annuitized contracts are valued based on the present value of future cash flows at current pricing rates.

      RESERVES FOR GUARANTEED INVESTMENT CONTRACTS: Fair value is based on the present value of future cash flows at current pricing rates.

      PAYABLE TO BROKERS FOR PURCHASES OF SECURITIES: Such obligations represent net transactions of a short-term nature for which the carrying value is considered a reasonable estimate of fair value.

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

      VARIABLE ANNUITY LIABILITIES: Fair values of contracts in the accumulation phase are based on net surrender values. Fair values of contracts in the payout phase are based on the present value of future cash flows at assumed investment rates.

      SUBORDINATED NOTES PAYABLE TO PARENT: Fair value is estimated based on the quoted market prices for similar issues.

      The estimated fair values of the Company's financial instruments at September 1995 and 1994, compared with their respective carrying values are as follows:
                                                   Carrying               Fair
                                                      value              value
                                            ---------------    ---------------
      1995:

      Assets:
        Cash and short-term investments $ 249,209,000 $ 249,209,000 Bonds, notes and redeemable
          preferred stocks                    1,647,114,000      1,654,217,000
        Mortgage loans                           94,260,000         95,598,000
        Variable annuity assets               5,230,246,000      5,230,246,000

      Liabilities:
        Reserves for fixed annuity
          contracts                           1,497,052,000      1,473,757,000
        Reserves for guaranteed
          investment contracts                  277,095,000        277,095,000
        Payable to brokers for
          purchases of securities               155,861,000        155,861,000
        Variable annuity liabilities          5,230,246,000      5,077,257,000
        Subordinated notes payable to
          Parent                                 34,000,000         34,620,000
                                            ===============    ===============
      1994:

      Assets:
        Cash and short-term investments $ 157,438,000 $ 157,438,000 Bonds, notes and redeemable
          preferred stocks                    1,202,005,000      1,206,367,000
        Mortgage loans                          108,332,000        104,835,000
        Variable annuity assets               4,486,703,000      4,486,703,000

      Liabilities:
        Reserves for fixed annuity
          contracts                           1,437,488,000      1,411,117,000
        Payable to brokers for purchases
          of securities                         124,624,000        124,624,000
        Variable annuity liabilities          4,486,703,000      4,335,753,000
        Subordinated notes payable to
          Parent                                 34,000,000         33,897,000
                                            ===============    ===============

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.    SUBORDINATED NOTES PAYABLE TO PARENT

      Subordinated notes payable to Parent bear interest at a weighted average rate of 7.20% (with rates ranging from 7.00% to 9.00%) and require principal payments of $22,500,000 in 1996, $4,000,000 in 1997 and
      $7,500,000 in 1998.


5.    CONTINGENT LIABILITIES

      The Company is involved in various kinds of litigation common to its businesses. These cases are in various stages of development and, based on reports of counsel, management believes that provisions made for potential losses are adequate and any further liabilities and costs will not have a material adverse impact upon the Company's financial position or results of operations.

6.    SHAREHOLDER'S EQUITY

      The Company is authorized to issue 4,000 shares of its $1,000 par value Common Stock. At September 30, 1995, 1994 and 1993, 3,511 shares are outstanding. Changes in shareholder's equity are as follows:


                                                          Years ended September 30,
                                        -------------------------------------------
                                                 1995           1994           1993
                                        -------------  -------------  -------------
     RETAINED EARNINGS:
       Beginning balance                $ 152,088,000  $ 127,936,000  $  86,218,000
       Net income                          39,258,000     24,152,000     41,718,000
                                        -------------  -------------  -------------
       Ending balance                   $ 191,346,000  $ 152,088,000  $ 127,936,000
                                        =============  =============  =============

     NET UNREALIZED GAINS (LOSSES)
      ON DEBT AND EQUITY SECURITIES
      AVAILABLE FOR SALE:
       Beginning balance                $ (24,953,000) $ (13,230,000) $ (20,127,000)
       Change in net unrealized
         gains (losses) on debt
         securities available
         for sale                          71,302,000    (69,407,000)     4,998,000
       Change in net unrealized
         gains (losses) on equity
         securities available
         for sale                          (1,240,000)      (753,000)     1,899,000
       Change in adjustment to
         deferred acquisition costs       (40,400,000)    45,000,000           ---
       Tax effects of net changes         (10,382,000)    13,437,000           ---
                                        -------------  -------------  -------------
       Ending balance                   $  (5,673,000) $ (24,953,000) $ (13,230,000)
                                        =============  =============  =============

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.    SHAREHOLDER'S EQUITY (Continued)

      Dividends which the Company may pay to its shareholder in any year without prior approval of the California Insurance Commissioner are limited by statute. Under California insurance law, without prior approval of the insurance commissioner, dividends and distributions to shareholders are limited to the greater of (i) 10% of the preceding December 31 balance of statutory surplus as regards policyholders or (ii) the prior calendar year's net statutory gain from operations. In addition, new law requires prior notice of any dividend and grants the commissioner authority to order that a dividend not be paid. No dividends were paid in fiscal years 1995, 1994 or 1993.

      Under statutory accounting principles utilized in filings with insurance regulatory authorities, the Company's net income for the nine months ended September 30, 1995 was $34,477,000. The statutory net income for the year ended December 31, 1994 was $35,060,000 and for the year ended December 31, 1993 was $51,686,000. The Company's statutory capital and surplus was $260,454,000 at September 30, 1995, $219,577,000 at December
      31, 1994 and $199,082,000 at December 31, 1993.

7.    INCOME TAXES

      The components of the provisions for federal income taxes on pretax income consist of the following:

                                       Net realized
                                         investment
                                      gains (losses)   Operations          Total
                                       ------------  ------------   ------------
    1995:
    Currently payable                  $  4,248,000  $ 22,980,000   $ 27,228,000
    Deferred                             (6,113,000)    4,624,000     (1,489,000)
                                       ------------  ------------   ------------

    Total income tax expense           $ (1,865,000)  $ 27,604,000  $ 25,739,000
                                       ============  ============   ============
    1994:
    Currently payable                  $ (6,825,000) $ 10,135,000   $  3,310,000
    Deferred                             (1,320,000)   20,715,000     19,395,000
                                       ------------  ------------   ------------

    Total income tax expense           $ (8,145,000) $ 30,850,000   $ 22,705,000
                                       ============  ============   ============
    1993:
    Currently payable                  $   (836,000) $ 19,648,000   $ 18,812,000
    Deferred                             (6,819,000)    9,801,000      2,982,000
                                       ------------  ------------   ------------

    Total income tax expense           $ (7,655,000) $ 29,449,000   $ 21,794,000
                                       ============  ============   ============

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.    INCOME TAXES (Continued)

      Income taxes computed at the United States federal income tax rate of 35% for 1995 and 1994 and 34.75% for 1993 and income taxes provided differ as follows:

                                                           Years ended September 30,
                                        --------------------------------------------
                                                 1995           1994            1993
                                        -------------  -------------  --------------
    Amount computed at
       statutory rate                   $  22,749,000  $  23,562,000  $   22,000,000
    Increases (decreases)
       resulting from:
         Amortization of differences
           between book and tax
           bases of net assets
           acquired                         3,049,000        465,000       1,423,000
         State income taxes, net of
           federal tax benefit                437,000       (662,000)       (223,000)
         Tax credits                         (168,000)      (612,000)     (1,849,000)
         Other                               (328,000)       (48,000)        443,000
                                       -------------- --------------  --------------
    Total income tax expense           $   25,739,000 $   22,705,000  $   21,794,000
                                       ============== ==============  ==============

    For United States federal income tax purposes, certain amounts from life insurance operations are accumulated in a memorandum policyholders' surplus account and are taxed only when distributed to shareholders or when such account exceeds prescribed limits.  The accumulated policyholders' surplus was $14,300,000 at September 30,
    1995.  The Company does not anticipate any transactions which would cause any part of this surplus to be taxable.


                  ANCHOR NATIONAL LIFE INSURANCE COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.    INCOME TAXES (Continued)

      Effective October 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, the cumulative effect of this change in accounting for income taxes was recorded during the quarter ended December 31, 1993 to increase the liability for deferred income taxes by $20,463,000.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The significant components of the liability for deferred income taxes are as follows:



                                                       September 30,   September 30,
                                                                1995            1994
                                                       -------------   -------------
    Deferred tax liabilities:
      Investments                                      $  14,181,000   $  17,079,000
      Deferred acquisition costs                         118,544,000     117,200,000
      State income taxes                                   1,847,000       2,917,000
                                                       -------------   -------------
      Total deferred tax liabilities                     134,572,000     137,196,000
                                                       -------------   -------------
    Deferred tax assets:
      Contractholder reserves                            (55,910,000)    (54,819,000)
      Guaranty fund assessments                           (1,123,000)     (1,197,000)
      Deferred expenses                                   (1,025,000)     (3,177,000)
      Net unrealized losses on certain
        debt and equity securities                        (3,055,000)    (13,436,000)
                                                       -------------   -------------
      Total deferred tax assets                          (61,113,000)    (72,629,000)
                                                       -------------   -------------

    Deferred income taxes                              $  73,459,000   $  64,567,000
                                                       =============   =============

















                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.    RELATED PARTY MATTERS

      The Company pays commissions to two affiliated companies, SunAmerica
      Securities, Inc. and Royal Alliance Associates, Inc. These broker-dealers represent a significant portion of the Company's business, amounting to approximately 28.2%, 28.3% and 30.6% of premiums in 1995, 1994 and 1993, respectively. Commissions paid to these broker-dealers totaled $19,828,000 in 1995, $18,725,000 in 1994 and $17,541,000 in 1993.


      The Company purchases administrative, investment management, accounting, marketing and data processing services from SunAmerica Financial, Inc., whose purpose is to provide services to the SunAmerica companies.
      Amounts paid for such services totaled $42,083,000 for the year ended
      September 30, 1995, $36,934,000 for the year ended September 30, 1994 and
      $32,711,000 for the year ended September 30, 1993.

      During the year ended September 30, 1994, the Company sold to the Parent real estate for cash equal to its carrying value of $29,761,000. During the year ended September 30, 1993, the Company sold to the Parent various invested assets for cash equal to their carrying values of $88,488,000
      (including real estate of $45,668,000).

      During the year ended September 30, 1993, the Company sold to SunAmerica
      Life Insurance Company various invested assets with carrying values of $46,332,000 for cash of $46,334,000 and recorded net gains of $2,000.





























                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.    BUSINESS SEGMENTS

      The Company has three business segments: annuity operations, asset management, and broker-dealer operations. Respectively, these include the sale of fixed and variable annuities; the management and marketing of mutual funds; and the sale of securities and financial services products. Summarized data for the years ended September 30, 1995, 1994 and 1993 follow:



                                                  Total
                                           depreciation
                                                    and
                                    Total  amortization        Pretax         Total
                                 revenues       expense        income        assets
                            ------------- ------------- ---------------------------
  1995:
  Annuity operations        $ 205,698,000 $  36,642,000 $  55,462,000$7,667,946,000
  Asset management             30,253,000    24,069,000       510,000    86,510,000
  Broker-dealer operations     23,525,000       411,000     9,025,000    29,241,000
                            ------------- ------------- ---------------------------
          Total             $ 259,476,000 $  61,122,000 $  64,997,000$7,783,697,000
                            ============= ============= ===========================
  1994:
  Annuity operations        $ 171,553,000 $  26,298,000 $  52,284,000$6,473,065,000
  Asset management             32,803,000    19,330,000     7,916,000   102,192,000
  Broker-dealer operations     19,272,000       408,000     7,120,000    26,869,000
                            ------------- ------------- ---------------------------
          Total             $ 223,628,000 $  46,036,000 $  67,320,000$6,602,126,000
                            ============= ============= ===========================
  1993:
  Annuity operations        $ 181,057,000 $  23,634,000 $  42,682,000$6,545,966,000
  Asset management             33,826,000     8,853,000    14,806,000    98,137,000
  Broker-dealer operations     16,904,000       440,000     6,024,000    27,286,000
                            ------------- ------------- ---------------------------
          Total             $ 231,787,000 $  32,927,000 $  63,512,000$6,671,389,000
                            ============= ============= ===========================

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                           LIST OF EXHIBITS FILED



Exhibit
  No.                                   Description
-------                                 -----------
10(h)   Subordinated Loan Agreement Amendment extending the maturity date as of September 15, 1994, between the Company's subsidiary, SACS, and SAI, extending the maturity date of the Subordinated Loan Agreement, dated as of September 30, 1992 with a maturity date of September 29, 1995, to September 29, 1996.
10(i) Subordinated Loan Agreement for Equity Capital, dated as of December 14, 1994, between the Company's subsidiary SACS and SAI defining SAI's rights of the 9% notes due January 13, 1998.
10(j) Subordinated Loan Agreement for Equity Capital, dated as of April 20, 1995, between the Company's subsidiary SACS and SAI defining SAI's rights of the 9% notes due May 27, 1998.
10(k) Subordinated Loan Agreement for Equity Capital, dated as of June 30, 1995, between the Company's subsidiary SACS and SAI defining SAI's rights of the 9% notes due June 29, 1998.
21      Subsidiaries of the Company.
27      Financial Data Schedule.