Form 10-Q
period 1995-12-31
ANCHOR NATIONAL LIFE INSURANCE CO
filed 1996-02-14
CIK 6342

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                           -----------------------

                                  FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

                                     OR

/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                   to
                                    -----------------    ------------------

                        Commission File No. 33-47472
                                             ---------

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                    --------------------------------------
           (Exact name of registrant as specified in its charter)

                 Incorporated in California                     86-0198983
                 --------------------------                     ----------
                                                              (IRS Employer
                                                            Identification No.)

1 SunAmerica Center, Los Angeles, California  90067-6022

Registrant's telephone number, including area code:     (310) 772-6000


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS   Yes  x   No
                                               ---    ---
THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANTS COMMON STOCK ON FEBRUARY 14, 1996 WAS AS FOLLOWS:

Common Stock (par value $1,000 per share)                         3,511 shares

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                                    INDEX



                                                                    Page
                                                                  Number(s)

Part I - Financial Information

      Consolidated Balance Sheet -
      December 31, 1995 and September 30, 1995                      3 - 4


      Consolidated Income Statement -
      Three Months Ended December 31, 1995 and 1994                     5


      Consolidated Statement of Cash Flows -
      Three Months Ended December 31, 1995 and 1994                 6 - 7


      Note to Consolidated Financial Statements                         8


      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                          9 - 19


Part II - Other Information                                            20

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                 December 31,    September 30,
                                                         1995             1995
                                               --------------   --------------
ASSETS

Investments:
  Cash and short-term investments              $  127,286,000   $  249,209,000
  Bonds, notes and redeemable
   preferred stocks:
    Available for sale, at fair value
      (amortized cost:  December 1995,
      $1,633,937,000; September 1995,
      $1,500,062,000)                           1,648,656,000    1,489,213,000
    Held for investment, at amortized cost
      (fair value:  September 1995,
      $165,004,000)                                       ---      157,901,000
  Mortgage loans                                   92,909,000       94,260,000
  Common stocks, at fair value (cost:
    December 1995, $5,173,000; September 1995,
    $6,576,000)                                     3,312,000        4,097,000
  Real estate                                      40,899,000       55,798,000
  Other invested assets                            51,356,000       64,430,000
                                               --------------   --------------
  Total investments                             1,964,418,000    2,114,908,000

  Variable annuity assets                       5,418,534,000    5,230,246,000
  Receivable from brokers for sales of
    securities                                     18,000,000              ---
  Accrued investment income                        15,575,000       14,192,000
  Deferred acquisition costs                      379,922,000      383,069,000
  Other assets                                     47,891,000       41,282,000
                                               --------------   --------------
TOTAL ASSETS                                   $7,844,340,000   $7,783,697,000
                                               ==============   ==============

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEET (Continued)
                                  (Unaudited)

                                                 December 31,    September 30,
                                                         1995             1995
                                               --------------   --------------
LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts         $1,473,964,000   $1,497,052,000
  Reserves for guaranteed investment
    contracts                                     277,167,000      277,095,000
  Payable to brokers for purchases of
    securities                                            ---      155,861,000
  Income taxes currently payable                   21,469,000       15,720,000
  Other liabilities                                59,829,000       58,204,000
                                               --------------   --------------
  Total reserves, payables
    and accrued liabilities                     1,832,429,000    2,003,932,000
                                               --------------   --------------
Variable annuity liabilities                    5,418,534,000    5,230,246,000
                                               --------------   --------------
Subordinated notes payable to Parent               34,000,000       34,000,000
                                               --------------   --------------
Deferred income taxes                              72,934,000       73,459,000
                                               --------------   --------------
Shareholder's equity:
  Common Stock                                      3,511,000        3,511,000
  Additional paid-in capital                      280,263,000      252,876,000
  Retained earnings                               197,172,000      191,346,000
  Net unrealized gains (losses) on debt and
    equity securities available for sale            5,497,000       (5,673,000)
                                               --------------   --------------
  Total shareholder's equity                      486,443,000      442,060,000
                                               --------------   --------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY     $7,844,340,000   $7,783,697,000
                                               ==============   ==============










                      See notes to financial statements.

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                         CONSOLIDATED INCOME STATEMENT
                                  (Unaudited)

                                                      Three Months Ended December 31,
                                                      -------------------------------
                                                               1995              1994
                                                      -------------     -------------
        Investment income                             $  38,653,000     $  28,245,000
                                                      -------------     -------------
        Interest expense on:
          Fixed annuity contracts                       (18,936,000)      (16,666,000)
          Guaranteed investment contracts                (4,272,000)              ---
          Senior indebtedness                              (195,000)          (16,000)
          Subordinated notes payable to Parent             (633,000)         (595,000)
                                                      -------------     -------------
        Total interest expense                          (24,036,000)      (17,277,000)
                                                      -------------     -------------
        NET INVESTMENT INCOME                            14,617,000        10,968,000
                                                      -------------     -------------
        NET REALIZED INVESTMENT LOSSES                  (12,800,000)       (4,791,000)
                                                      -------------     -------------
        Fee income:
          Variable annuity fees                          24,290,000        20,357,000
          Asset management fees                           6,503,000         7,025,000
          Net retained commissions                        6,295,000         4,626,000
                                                      -------------     -------------
        TOTAL FEE INCOME                                 37,088,000        32,008,000
                                                      -------------     -------------
        Other income and expenses:
          Surrender charges                               1,261,000         1,457,000
          General and administrative expenses           (16,997,000)      (12,686,000)
          Amortization of deferred acquisition costs    (12,846,000)      (11,942,000)
          Other, net                                     (1,048,000)        1,180,000
                                                      -------------     -------------
        TOTAL OTHER INCOME AND EXPENSES                 (29,630,000)      (21,991,000)
                                                      -------------     -------------
        PRETAX INCOME                                     9,275,000        16,194,000

        Income tax expense                               (3,449,000)       (5,607,000)
                                                      -------------     -------------
        NET INCOME                                    $   5,826,000     $  10,587,000
                                                      =============     =============




                              See notes to financial statements.

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                             Three Months Ended December 31,
                                             -------------------------------
                                                     1995               1994
                                             ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $  5,826,000       $ 10,587,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Interest credited to:
       Fixed annuity contracts                 18,936,000         16,666,000
       Guaranteed investment contracts          4,272,000                ---
     Net realized investment losses            12,800,000          4,791,000
     Accretion of net discounts on
       investments                             (1,669,000)        (1,658,000)
     Amortization of goodwill                     293,000            292,000
     Provision for deferred income taxes       (6,541,000)        (1,323,000)
     Change in:
       Accrued investment income               (3,683,000)        (1,135,000)
       Deferred acquisition costs              (5,853,000)        (1,291,000)
       Other assets                            (6,902,000)        (4,568,000)
       Income taxes payable                     5,749,000          7,401,000
       Other liabilities                          428,000            (51,000)
     Other, net                                    85,000            153,000
                                             ------------       ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES      23,741,000         29,864,000
                                             ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable preferred
      stocks available for sale              (230,071,000)       (82,598,000)
    Other investments, excluding short-term
      investments                              (2,698,000)        (4,102,000)
  Sales of:
    Bonds, notes and redeemable preferred
      stocks available for sale               186,979,000         43,732,000
    Real estate                                       ---         31,269,000
    Other investments, excluding short-term
      investments                               1,397,000            269,000
  Redemptions and maturities of:
    Bonds, notes and redeemable preferred
      stocks available for sale                44,872,000         15,400,000
    Bonds, notes and redeemable preferred
      stocks held for investment                   71,000          5,313,000
    Other investments, excluding short-term
      investments                               4,086,000          7,328,000
                                             ------------       ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES       4,636,000         16,611,000
                                             ------------       ------------
                                       6

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                  (Unaudited)

                                             Three Months Ended December 31,
                                             -------------------------------
                                                     1995               1994
                                             ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Premium receipts on fixed annuity
    contracts                                $ 62,536,000       $ 59,979,000
  Net exchanges to (from) the fixed
    accounts of variable annuity contracts    (36,865,000)        38,242,000
  Withdrawal payments on:
    Fixed annuity contracts                   (60,577,000)       (68,459,000)
    Guaranteed investment contracts            (4,200,000)               ---
  Claims and annuity payments on fixed
    annuity contracts                          (7,202,000)        (7,106,000)
  Net receipts from (repayments of)
    other short-term financings              (131,379,000)        28,567,000
  Capital contribution received                27,387,000                ---
                                             ------------       ------------

NET CASH PROVIDED (USED) BY FINANCING
  ACTIVITIES                                 (150,300,000)        51,223,000
                                             ------------       ------------
NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                     (121,923,000)        97,698,000

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                         249,209,000        157,438,000
                                             ------------       ------------
CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                              $127,286,000       $255,136,000
                                             ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness              $    661,000       $    340,000
                                             ============       ============

  Income taxes paid (recovered)              $  4,247,000       $   (537,000)
                                             ============       ============










                      See notes to financial statements.

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                       PART I - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.    Basis of Presentation
      ---------------------

Anchor National Life Insurance Company (the "Company") is an indirect wholly owned subsidiary of SunAmerica Inc. (the "Parent"). In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of December 31, 1995 and September 30, 1995, and the results of its consolidated operations and its consolidated cash flows for the three months ended December 31, 1995 and 1994. The results of operations for the three months ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1995, contained in the Company's Annual Report on Form 10-K. Certain items have been reclassified to conform to the current period's presentation.


2.    Reclassification of Securities Held for Investment
      --------------------------------------------------

On December 1, 1995, the Company reassessed the appropriateness of classifying a portion of its portfolio of bonds, notes and redeemable preferred stock as held for investment (the "Held for Investment Portfolio"). This reassessment was made pursuant to the provisions of "Special Report: A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," issued by the Financial Accounting Standards Board in November 1995. As a result of its reassessment, the Company reclassified all of its Held for Investment Portfolio as available for sale. At December 1, 1995, the amortized cost of the Held for Investment Portfolio aggregated $157,830,000 and its fair value was $166,215,000. Upon reclassification, the resulting net unrealized gain of $8,385,000 was credited to Net Unrealized Gains (Losses) on Debt and Equity Securities Available for Sale in the shareholder's equity section of the balance sheet.

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                       PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of financial condition and results of operations of Anchor National Life Insurance Company (the "Company") for the three months ended December 31, 1995 ("Fiscal 1996") and December 31, 1994 ("Fiscal 1995").

RESULTS OF OPERATIONS

      NET INCOME totaled $5.8 million in Fiscal 1996, compared with $10.6 million in Fiscal 1995.

      PRETAX INCOME totaled $9.3 million in Fiscal 1996 and $16.2 million in Fiscal 1995. This $6.9 million decline primarily resulted from increased net realized investment losses and general and administrative expenses, partially offset by an increase in net investment income and fee income.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $14.6 million in Fiscal 1996 from $11.0 million in Fiscal 1995. These amounts represent net investment spreads of 3.00% on average invested assets (computed on a daily basis) of $1.95 billion in Fiscal 1996 and 2.78% on average invested assets of $1.58 billion in Fiscal 1995. Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities, which excess amounted to $133.2 million in Fiscal 1996 and $91.5 million in Fiscal 1995. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities was 2.65% in Fiscal 1996 and 2.51% in Fiscal 1995.

      Investment income totaled $38.7 million in Fiscal 1996, compared with $28.2 million in Fiscal 1995. Investment income increased in Fiscal 1996 as a result of an increase in investment yield on a higher level of average invested assets. The yield on average invested assets increased to 7.95% in Fiscal 1996 from 7.17% in Fiscal 1995. Over the last nine fiscal quarters, the Company's quarterly investment yields on average invested assets have ranged from 7.17% to 8.79%; however, there can be no assurance that the Company will achieve similar yields in future periods.

      The increased investment yield in Fiscal 1996 primarily resulted from increased partnership income, which amounted to $1.4 million in Fiscal 1996, compared with $0.3 million in Fiscal 1995. This partnership income represents a yield of 11.60% on related average assets of $48.7 million in Fiscal 1996, compared with 2.81% on related average assets of $48.6 million in Fiscal 1995.

      Total interest expense aggregated $24.0 million in Fiscal 1996 and $17.3 million in Fiscal 1995. The average rate paid on all interest-bearing liabilities was 5.30% (5.10% on fixed annuity contracts) in Fiscal 1996, compared with 4.66% (4.60% on fixed annuity contracts) in Fiscal 1995. Interest-bearing liabilities averaged $1.81 billion during Fiscal 1996, compared with $1.48 billion during Fiscal 1995.

      The increase in the average rate paid on all interest-bearing liabilities during Fiscal 1996 primarily resulted from increased average crediting rates on the Company's fixed annuity contracts. Average fixed annuity crediting rates were 5.10% in Fiscal 1996 and 4.60% in Fiscal 1995. The higher average crediting rate on fixed annuity contracts in Fiscal 1996 reflects the crediting rates on contracts issued and repriced during the 1995 calendar year. In response to prevailing interest rates, these crediting rates were generally greater than those on fixed annuities outstanding in Fiscal 1995.

      The growth in average invested assets to $1.95 billion in Fiscal 1996 from $1.58 billion primarily reflects sales of the Company's fixed-rate products, consisting of both fixed accounts of variable annuity products and guaranteed investment contracts ("GICs"). Since December 31, 1994, fixed annuity premiums have aggregated $249.1 million. These premiums for the fixed accounts of variable annuity products totaled $62.5 million in Fiscal 1996, compared with $58.8 million in Fiscal 1995. During 1995, the Company issued GICs totaling $275.0 million, which guarantee the payment of principal and interest at variable rates for a term of one year. The Company's GICs that are purchased by asset management firms permit withdrawals with notice of 90 days. Contracts that are purchased by banks or state and local governmental authorities may permit scheduled book value withdrawals subject to terms of the underlying indenture or agreement. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity (see "Financial Condition and Liquidity").

      NET REALIZED INVESTMENT LOSSES totaled $12.8 million in Fiscal 1996 and $4.8 million in Fiscal 1995. These amounts represent 2.63% and 1.22%, respectively, of average invested assets. Net realized investment losses include impairment writedowns of $14.9 million in Fiscal 1996 and $1.8 million in Fiscal 1995. Therefore, net gains from sales of investments totaled $2.1 million in Fiscal 1996, compared with $3.0 million of net losses in Fiscal 1995.

      Net gains in Fiscal 1996 include $2.7 million of net gains realized on $110.4 million of sales of bonds. These bond sales include $50.9 million of sales of mortgage-backed securities ("MBSs"), $33.7 million of sales of high-yield investments, and $15.0 million of sales of senior secured loans, all of which were primarily made to maximize total return.

      Net losses in Fiscal 1995 include $4.2 million of net losses realized on $46.3 million of sales of bonds. These bond sales include approximately $18.5 million of sales of certain collateralized mortgage obligations ("CMOs") and asset-backed securities, $17.6 million of sales of high yield investments and $10.0 million of sales of U.S. Treasury securities, all which were primarily made to maximize total return.

      Impairment writedowns in Fiscal 1996 reflect $14.9 million of provision applied to certain real estate owned in Arizona on December 31, 1995. Prior to that date, the statutory carrying value of this real estate had been guaranteed by the Company's ultimate Parent, SunAmerica Inc. ("SunAmerica"). On December 31, 1995, SunAmerica made a capital contribution to the Company through the Company's direct parent in exchange for the termination of its guaranty with respect to this real estate. Accordingly, the Company reduced the carrying value of this real estate to estimated fair value to reflect the termination of the guaranty. SunAmerica continues to guarantee the statutory carrying value of the Company's other real estate owned in Arizona.

      Impairment writedowns in Fiscal 1995 include $1.8 million of additional provisions applied to certain interest-only strips ("IOs"). IOs, a type of MBS used as an asset-liability matching tool to hedge against rising interest rates, are investment grade securities that give the holder the right to receive only the interest payments on a pool of underlying mortgage loans. At December 31, 1995, the amortized cost of the IOs held by the Company was $4.9 million and their fair value was $7.1 million.

      VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees increased to $24.3 million in Fiscal 1996 from $20.4 million in Fiscal 1995. This increase reflects growth in average variable annuity assets, principally due to increased market values and the receipt of variable annuity premiums, partially offset by surrenders. Variable annuity assets averaged $5.29 billion during Fiscal 1996 and $4.41 billion during Fiscal 1995. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, totaled $209.5 million in Fiscal 1996 and $101.8 million in Fiscal 1995. This increase in premiums can be attributed, in part, to a heightened demand for equity and bond investments, principally as a result of generally improved market performance in the 1995 calendar year. The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future.

      ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds and private accounts by SunAmerica Asset Management Corp. Such fees totaled $6.5 million on average assets managed of $2.15 billion in Fiscal 1996 and $7.0 million on average assets managed of $2.10 billion in Fiscal 1995. Asset management fees are not proportionate to average assets managed primarily due to changes in product mix. Sales of mutual funds, excluding sales of money market accounts, amounted to $36.3 million in Fiscal 1996, compared with $29.5 million in Fiscal 1995. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $97.6 million in Fiscal 1996, compared with $140.5 million in Fiscal 1995.

      NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiary, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $6.3 million in Fiscal 1996 and $4.6 million in Fiscal 1995. Broker-dealer sales (mainly general securities, mutual funds and annuities) totaled $1.75 billion in Fiscal 1996 and $991.2 million in Fiscal 1995. Net retained commissions are not proportionate to sales primarily due to differences in sales mix.

      SURRENDER CHARGES on fixed and variable annuities totaled $1.3 million in Fiscal 1996 and $1.5 million in Fiscal 1995. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first five to seven years of the contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $215.1 million in Fiscal 1996 and $212.5 million in Fiscal 1995. These payments represent 12.8% and 14.7%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $154.5 million in Fiscal 1996 and $144.0 million in Fiscal 1995. Although variable annuity surrenders have increased, principally as a result of growth in the variable annuity separate accounts, variable annuity withdrawal rates have declined. Variable annuity surrenders represent 11.7% and 13.1%, respectively, of average variable annuity liabilities in Fiscal 1996 and Fiscal 1995. The decrease in fixed annuity surrenders to $60.6 million in Fiscal 1996 from $68.4 million in Fiscal 1995, results primarily from unusually high surrenders in Fiscal 1995, principally due to policies coming off surrender charge restrictions and a greater volume of surrenders on a closed block of business in Fiscal 1995. Management anticipates that withdrawal rates will remain relatively stable for the foreseeable future and the Company's investment portfolio has been structured to provide sufficient liquidity for anticipated withdrawals.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $17.0 million in Fiscal 1996, compared with $12.7 million in Fiscal 1995. General and administrative expenses in Fiscal 1996 include expenses related to a national advertising campaign, as well as additional administrative expenses relating to a growing block of business. General and administrative expenses remain closely controlled through a company-wide cost containment program and represent approximately 1% of average total assets.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $12.8 million in Fiscal 1996 and $11.9 million in Fiscal 1995. This increase was primarily due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other acquisition costs.

      INCOME TAX EXPENSE totaled $3.4 million in Fiscal 1996 and $5.6 million in Fiscal 1995, representing effective tax rates of 37% and 35%, respectively.

FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDER'S EQUITY increased by $44.3 million to $486.4 million at December 31, 1995 from $442.1 million at September 30, 1995, primarily as a result of a $27.3 million cash contribution of capital and $5.8 million of net income recorded in Fiscal 1996. Shareholder's equity at December 31, 1995 was also favorably impacted by the recording of a $5.5 million net unrealized gain on debt and equity securities available for sale, an $11.2 million improvement over the $5.7 million net unrealized loss recorded at September 30, 1995.

      TOTAL ASSETS increased by $60.6 million to $7.84 billion at December 31, 1995 from $7.78 billion at September 30, 1995, principally due to a $188.3 million increase in the separate account for variable annuities, offset by a $150.5 million decline in invested assets.

      INVESTED ASSETS at December 31, 1995 totaled $1.96 billion, compared with $2.11 billion in September 30, 1995. This $150.5 million decrease primarily resulted from a $173.9 million reduction in amounts payable to brokers.

      The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed maturity assets for long-term investment. Thus, it does not have a trading portfolio. Effective December 1, 1995, pursuant to guidelines issued by the Financial Accounting Standards Board, the Company determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in prepayment risk, the Company's need for liquidity and other similar factors. Accordingly, the Company does not presently classify a portion of its Bond Portfolio as held for investment.

      THE BOND PORTFOLIO had an aggregate fair value that exceeded its amortized cost by $14.7 million at December 31, 1995. At September 30, 1995, the amortized cost of the Bond Portfolio was $3.7 million above its fair value (including $10.8 million of net unrealized losses on the portion of the portfolio that was designated as available for sale). The net unrealized gains on the Bond Portfolio since September 30, 1995 principally reflect the lower relative prevailing interest rates at December 31, 1995 and their corresponding effect on the fair value of the Bond Portfolio.

      Approximately $1.63 billion or 99.8% of the Bond Portfolio (at amortized cost) at December 31, 1995 was rated by Standard and Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At December 31, 1995, approximately $1.50 billion (at amortized cost) was rated investment grade by one or both of these agencies or under the NAIC guidelines, including $1.24 billion of U.S. government/agency securities and MBSs.

      At December 31, 1995, the Bond Portfolio included $131.6 million (fair value, $125.5 million) of bonds not rated investment grade by S&P, Moody's or the NAIC. Based on their December 31, 1995 amortized cost, these non-investment-grade bonds accounted for 1.68% of the Company's total assets and 6.74% of invested assets.

      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company intends that its holdings of such securities not exceed current levels, but its policies may change from time to time, including in connection with any possible acquisition. The Company had no material concentrations of non-investment-grade securities at December 31, 1995.

      The table on the following page summarizes the Company's rated bonds by rating classification as of December 31, 1995.

                                                 Summary of Rated Bonds
                                                     (In thousands)

                                                  Issues not rated by S&P(Moody's)
          Issues Rated by S&P(Moody's)                   By NAIC Category                            Total
----------------------------------------------  -----------------------------------  ----------------------------------
                                     Estimated    NAIC                   Estimated               Percent of  Estimated
 S&P (Moody's)         Amortized        fair    category   Amortized        fair     Amortized    invested      fair
  category(1)             cost         value       (2)        cost         value        cost       assets(3)   value
---------------        ----------   ----------  --------   ----------   -----------  ----------   ---------  ----------

AAA+ to A-
  (Aaa to A3)          $1,036,159   $1,048,720       1       $275,887     $282,840   $1,312,046     67.23%   $1,331,560
BBB+ to BBB-
  (Baa1 to Baa3)           34,869       35,569       2        151,502      152,252      186,371      9.55       187,821
BB+ to BB-
  (Ba1 to Ba3)                101          101       3         16,437       16,270       16,538      0.85        16,371
B+ to B-
  (B1 to B3)               74,434       70,656       4         35,513       35,279      109,947      5.63       105,935
CCC+ to C-
  (Caa to C)                4,457        2,580       5              -            -        4,457      0.23         2,580
D                               -            -       6            633          633          633      0.03           633
                       ----------   ----------             ----------   ----------   ----------              ----------
TOTAL RATED ISSUES     $1,150,020   $1,157,626               $479,972     $487,274   $1,629,992              $1,644,900
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

(3)   At amortized cost.



      SENIOR SECURED LOANS ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $93.7 million at December 31, 1995. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At December 31, 1995, Secured Loans consisted of loans to 29 borrowers spanning 10 industries, with 32% of these assets (at amortized cost) concentrated in the leisure industry and with no other industry concentration constituting more than 11% of these assets.

      While the trading market for Secured Loans is more limited than for publicly traded corporate debt issues, management believes that participation in these transactions has enabled the Company to improve its investment yield. Although, as a result of restrictive financial covenants, Secured Loans involve greater risk of technical default than do publicly traded investment-grade securities, management believes that the risk of loss upon default for its Secured Loans is mitigated by their financial covenants and senior secured positions. The majority of the Company's Secured Loans are not rated by S&P or Moody's.

      MORTGAGE LOANS aggregated $92.9 million at December 31, 1995 and consisted of 14 first mortgage loans with an average loan balance of approximately $6.6 million, collateralized by properties located in 8 states. Approximately 24% of the portfolio was office, 22% was hotel, 18% was retail, 18% was multifamily residential and 18% was other types. At December 31, 1995, approximately 22% of the portfolio was secured by properties located in Colorado, approximately 18% by properties located in New Jersey and approximately 17% by properties in California. No more than 13% of the portfolio was secured by properties in any other single state. At December 31, 1995, there was one loan with an outstanding balance of $20 million or more, which loan aggregated approximately 22% of the portfolio. At December 31, 1995, approximately 34% of the mortgage loan portfolio consisted of loans with balloon payments due before January 1, 1999. At December 31, 1995, there were no loans delinquent by more than 90 days. There were no loans foreclosed upon and transferred to real estate in the balance sheet during Fiscal 1996.

      Approximately 65% of the mortgage loans in the portfolio at December 31, 1995 were seasoned loans underwritten to the Company's standards and purchased at or near par from another financial institution which was downsizing its portfolio. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the effects of general economic conditions on these commercial properties. However, due to the seasoned nature of the Company's mortgage loans and its strict underwriting standards, the Company believes that it has reduced the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

      At December 31, 1995, mortgage loans having an aggregate carrying value of $23.3 million had been restructured. Of this amount, $16.5 million was restructured during fiscal 1995 and $6.8 million was restructured during fiscal 1992. No mortgage loans were restructured during Fiscal 1996.

      REAL ESTATE aggregated $40.9 million at December 31, 1995 and consisted of non-income producing land in the Phoenix, Arizona metropolitan area. Of this amount, the Company has undertaken to dispose of $28.4 million during the next year, either to affiliated or nonaffiliated parties; and SunAmerica Inc., the ultimate parent, has guaranteed that the Company will receive its statutory carrying value of these assets.

      OTHER INVESTED ASSETS aggregated $51.4 million at December 31, 1995, including $35.6 million of investments in limited partnerships and an aggregate of $15.8 million of miscellaneous investments, including policy loans, CMO residuals and leveraged leases. The Company's limited partnership interests primarily include partnerships that are accounted for by using the cost method of accounting and that invest mainly in equity securities.

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

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges or other limitations on when contracts can be surrendered for cash to encourage
persistency.   Approximately 54% of the Company's fixed annuity reserves had surrender penalties or other restrictions at December 31, 1995.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of possible future interest rate scenarios. At December 31, 1995, the weighted average life of the Company's investments was approximately four years and the duration was approximately three years. Weighted average life is defined as the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common measure for the price sensitivity of a fixed-income security or portfolio to changes in interest rates. It is the weighted average time to receipt of all expected cash flows, both principal and interest, including the effects of scheduled amortization and expected prepayments, in which the weight attached to each year of receipt is the proportion of the present value of cash to be received during that year to the total present value of the portfolio.

      The Company also seeks to provide liquidity by using reverse repurchase agreements ("Reverse Repos"), Dollar Rolls and by investing in MBSs. It also seeks to enhance its spread income by using Reverse Repos and Dollar Rolls. Reverse Repos involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed upon price and are generally over-collateralized. Dollar Rolls are similar to Reverse Repos except that the repurchase involves securities that are only substantially the same as the securities sold and the arrangement is not collateralized, nor is it governed by a repurchase agreement. MBSs are generally investment-grade securities collateralized by large pools of mortgage loans. MBSs generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

      There are risks associated with some of the techniques the Company uses to provide liquidity, enhance its spread income and match its assets and liabilities. The primary risk associated with Dollar Rolls and Reverse Repos is counterparty risk. The Company believes, however, that the counterparties to its Dollar Rolls and Reverse Repos are financially responsible and that the counterparty risk associated with those transactions is minimal. Counterparty risk associated with Dollar Rolls is further mitigated by the Company's participation in an MBS trading clearinghouse. The sell and buy transactions that are submitted to this clearinghouse are marked to market on a daily basis and each participant is required to over-collateralize its net loss position by 30% with either cash, letters of credit or government securities. The primary risk associated with MBSs is that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase.

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

      DEFAULTED INVESTMENTS, comprising all investments (at amortized cost) that are in default as to the payment of principal or interest, totaled $5.0 million (fair value, $3.1 million) at December 31, 1995. At December 31, 1995 defaulted investments constituted 0.3% of total invested assets at amortized cost. At September 30, 1995, defaulted investments totaled $5.0 million, which constituted 0.2% of total invested assets at amortized cost.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of existing cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At December 31, 1995, approximately $1.32 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $37.9 million, while approximately $313.1 million of the Bond Portfolio had an aggregate unrealized loss of $23.2 million. In addition, the Company's investment portfolio also currently provides approximately $21.5 million of monthly cash flow from scheduled principal and interest payments.

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

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                         PART II - OTHER INFORMATION



Item 1.  Legal Proceedings
         -----------------
  Not applicable.

Item 2.  Changes in Securities
         ---------------------
  Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
  Not applicable.

Item 4.  Submissions of Matters to a Vote of Security Holders
         ----------------------------------------------------
  Not applicable.

Item 5.  Other Information
         -----------------
  The Company received approvals from the State of California Department of Insurance and the Arizona Department of Insurance to redomesticate to the state of Arizona effective January 1, 1996.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

EXHIBITS

Exhibit
      No.                                  Description
-------                                    -----------
  3(a)      Amended and Restated Articles of Incorporation dated December 22,
            1995.
  3(b)      Amended and Restated Bylaws, as adopted on January 1, 1996.
     4      Amended and Restated Articles of Incorporation dated December 22,
            1995.  See Exhibit 3(a).
    27      Financial Data Schedule.

  No Current Report on Form 8-K was filed during the three months ended December 31, 1995.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ANCHOR NATIONAL LIFE INSURANCE COMPANY

Date:  February 14, 1996     By:/s/ SCOTT L. ROBINSON
------------------------     ------------------------
                             Scott L. Robinson
                             Senior Vice President and Director


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature                  Title                          Date
---------                  -----                          ----

/s/   SCOTT L. ROBINSON    Senior Vice President and      February 14, 1996
------------------------    Director (Principal Financial ------------------
      Scott L. Robinson     Officer)


/s/   N. SCOTT GILLIS      Senior Vice President and      February 14, 1996
------------------------    Controller (Principal         -----------------
      N. Scott Gillis       Accounting Officer)

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                           LIST OF EXHIBITS FILED



Exhibit
  No.                   Description
-------                 -----------
3(a)  Amended and Restated Articles of Incorporation dated December 22,
      1995.
3(b)  Amended and Restated Bylaws, as adopted on January 1, 1996.
4 Amended and Restated Articles of Incorporation dated December 22, 1995. See Exhibit 3(a).
27    Financial Data Schedule.