Form 10-Q
period 1996-03-31
ANCHOR NATIONAL LIFE INSURANCE CO
filed 1996-05-14
CIK 6342

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                           -----------------------

                                  FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                     OR

/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                   to
                                    -----------------    ------------------

                        Commission File No. 33-47472
                                             ---------

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                    --------------------------------------
           (Exact name of registrant as specified in its charter)

                 Incorporated in California                     86-0198983
                 --------------------------                     ----------
                                                              (IRS Employer
                                                            Identification No.)

1 SunAmerica Center, Los Angeles, California  90067-6022

Registrant's telephone number, including area code:     (310) 772-6000


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS   Yes  x   No
                                               ---    ---
THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANTS COMMON STOCK ON May 14, 1996 WAS AS FOLLOWS:

Common Stock (par value $1,000 per share)                         3,511 shares

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                                    INDEX



                                                                    Page
                                                                  Number(s)

Part I - Financial Information

      Consolidated Balance Sheet -
      March 31, 1996 and September 30, 1995                         3 - 4


      Consolidated Income Statement -
      Three Months and Six Months Ended March 31, 1996 and 1995         5


      Consolidated Statement of Cash Flows -
      Six Months Ended March 31, 1996 and 1995                      6 - 7


      Notes to Consolidated Financial Statements                        8


      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                          9 - 21


Part II - Other Information                                            22

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                    March 31,    September 30,
                                                         1996             1995
                                               --------------   --------------
ASSETS

Investments:
  Cash and short-term investments              $  317,691,000   $  249,209,000
  Bonds, notes and redeemable
   preferred stocks:
    Available for sale, at fair value
      (amortized cost:  March 1996,
      $1,805,333,000; September 1995,
      $1,500,062,000)                           1,795,516,000    1,489,213,000
    Held for investment, at amortized cost
      (fair value:  September 1995,
      $165,004,000)                                       ---      157,901,000
  Mortgage loans                                   92,599,000       94,260,000
  Common stocks, at fair value (cost:
    March 1996, $5,172,000; September 1995,
    $6,576,000)                                     3,209,000        4,097,000
  Real estate                                      40,899,000       55,798,000
  Other invested assets                            50,286,000       64,430,000
                                               --------------   --------------
  Total investments                             2,300,200,000    2,114,908,000

  Variable annuity assets                       5,734,585,000    5,230,246,000
  Accrued investment income                        16,062,000       14,192,000
  Deferred acquisition costs                      411,208,000      383,069,000
  Other assets                                     48,326,000       41,282,000
                                               --------------   --------------
TOTAL ASSETS                                   $8,510,381,000   $7,783,697,000
                                               ==============   ==============

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEET (Continued)
                                  (Unaudited)

                                                    March 31,    September 30,
                                                         1996             1995
                                               --------------   --------------
LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts         $1,672,576,000   $1,497,052,000
  Reserves for guaranteed investment
    contracts                                     363,663,000      277,095,000
  Payable to brokers for purchases of
    securities                                     66,916,000      155,861,000
  Income taxes currently payable                   29,244,000       15,720,000
  Other liabilities                                65,848,000       58,204,000
                                               --------------   --------------
  Total reserves, payables
    and accrued liabilities                     2,198,247,000    2,003,932,000
                                               --------------   --------------
Variable annuity liabilities                    5,734,585,000    5,230,246,000
                                               --------------   --------------
Reverse repurchase agreements                      19,866,000              ---
                                               --------------   --------------
Subordinated notes payable to Parent               34,000,000       34,000,000
                                               --------------   --------------
Deferred income taxes                              62,452,000       73,459,000
                                               --------------   --------------
Shareholder's equity:
  Common Stock                                      3,511,000        3,511,000
  Additional paid-in capital                      280,263,000      252,876,000
  Retained earnings                               182,514,000      191,346,000
  Net unrealized losses on debt and
    equity securities available for sale           (5,057,000)      (5,673,000)
                                               --------------   --------------
  Total shareholder's equity                      461,231,000      442,060,000
                                               --------------   --------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY     $8,510,381,000   $7,783,697,000
                                               ==============   ==============









                      See notes to financial statements.
                                       4

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                         CONSOLIDATED INCOME STATEMENT
       FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)
                                            Three Months                 Six Months
                                     -------------------------   -------------------------
                                        1996          1995          1996          1995
                                     -----------   -----------   -----------   -----------
Investment income                    $40,384,000   $32,089,000   $79,037,000   $60,334,000
                                     -----------   -----------   -----------   -----------
Interest expense on:
  Fixed annuity contracts            (19,694,000)  (17,957,000)  (38,630,000)  (34,623,000)
  Guaranteed investment contracts     (4,481,000)          ---    (8,753,000)          ---
  Senior indebtedness                 (1,426,000)          ---    (1,621,000)      (16,000)
  Subordinated notes payable
    to Parent                           (632,000)     (608,000)   (1,265,000)   (1,203,000)
                                     -----------   -----------   -----------   -----------
Total interest expense               (26,233,000)  (18,565,000)  (50,269,000)  (35,842,000)
                                     -----------   -----------   -----------   -----------
NET INVESTMENT INCOME                 14,151,000    13,524,000    28,768,000    24,492,000
                                     -----------   -----------   -----------   -----------
NET REALIZED INVESTMENT GAINS
  (LOSSES)                             2,037,000      (577,000)  (10,763,000)   (5,368,000)
                                     -----------   -----------   -----------   -----------
Fee income:
  Variable annuity fees               25,192,000    19,675,000    49,482,000    40,032,000
  Asset management fees                6,361,000     6,662,000    12,864,000    13,687,000
  Net retained commissions             7,974,000     5,345,000    14,269,000     9,971,000
                                     -----------   -----------   -----------   -----------
TOTAL FEE INCOME                      39,527,000    31,682,000    76,615,000    63,690,000
                                     -----------   -----------   -----------   -----------
Other income and expenses:
  Surrender charges                    1,151,000     1,909,000     2,412,000     3,366,000
  General and administrative
    expenses                         (18,313,000)  (13,030,000)  (35,310,000)  (25,716,000)
  Amortization of deferred
    acquisition costs                (12,900,000)  (12,009,000)  (25,746,000)  (23,951,000)
  Other, net                          (1,957,000)     (354,000)   (3,005,000)      826,000
                                     -----------   -----------   -----------   -----------
TOTAL OTHER INCOME AND EXPENSES      (32,019,000)  (23,484,000)  (61,649,000)  (45,475,000)
                                     -----------   -----------   -----------   -----------
PRETAX INCOME                         23,696,000    21,145,000    32,971,000    37,339,000
Income tax expense                    (8,954,000)   (6,445,000)  (12,403,000)  (12,052,000)
                                     -----------   -----------   -----------   -----------

NET INCOME                           $14,742,000   $14,700,000   $20,568,000   $25,287,000
                                     ===========   ===========   ===========   ===========

                              See notes to financial statements.

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                  Six Months Ended March 31,
                                             -------------------------------
                                                     1996               1995
                                             ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $ 20,568,000       $ 25,287,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Interest credited to:
       Fixed annuity contracts                 38,630,000         34,623,000
       Guaranteed investment contracts          8,753,000                ---
     Net realized investment losses            10,763,000          5,368,000
     Accretion of net discounts on
       investments                             (3,916,000)        (3,673,000)
     Amortization of goodwill                     584,000            584,000
     Provision for deferred income taxes      (11,339,000)        (8,603,000)
     Change in:
       Accrued investment income               (1,870,000)           909,000
       Deferred acquisition costs             (28,739,000)        (3,767,000)
       Other assets                            (7,629,000)          (467,000)
       Income taxes payable                    13,524,000         14,332,000
       Other liabilities                       (2,545,000)         1,083,000
     Other, net                                   188,000             19,000
                                             ------------       ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES      36,972,000         65,695,000
                                             ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable preferred
      stocks available for sale              (998,327,000)      (316,021,000)
    Other investments, excluding short-term
      investments                              (4,112,000)        (7,036,000)
  Sales of:
    Bonds, notes and redeemable preferred
      stocks available for sale               749,024,000        199,084,000
    Real estate                                       ---         35,328,000
    Other investments, excluding short-term
      investments                               1,398,000            312,000
  Redemptions and maturities of:
    Bonds, notes and redeemable preferred
      stocks available for sale               151,333,000         19,434,000
    Bonds, notes and redeemable preferred
      stocks held for investment                   71,000         10,824,000
    Other investments, excluding short-term
      investments                              20,020,000         13,192,000
                                             ------------       ------------
NET CASH USED BY INVESTING ACTIVITIES         (80,593,000)       (44,883,000)
                                             ------------       ------------
                                       6

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                  (Unaudited)

                                                  Six Months Ended March 31,
                                             -------------------------------
                                                     1996               1995
                                             ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Premium receipts on:
    Fixed annuity contracts                  $377,752,000       $146,409,000
    Guaranteed investment contracts            86,158,000                ---
  Net exchanges to (from) the fixed
    accounts of variable annuity contracts    (93,739,000)        45,812,000
  Withdrawal payments on:
    Fixed annuity contracts                  (132,245,000)      (140,047,000)
    Guaranteed investment contracts            (8,343,000)               ---
  Claims and annuity payments on fixed
    annuity contracts                         (15,060,000)       (17,397,000)
  Net repayments of other
    short-term financings                    (120,273,000)       (33,798,000)
  Capital contribution received                27,387,000                ---
  Dividend paid                               (29,400,000)               ---
  Net increase in senior indebtedness          19,866,000                ---
                                             ------------       ------------

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                  112,103,000            979,000
                                             ------------       ------------
NET INCREASE IN CASH AND SHORT-TERM
  INVESTMENTS                                  68,482,000         21,791,000

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                         249,209,000        157,438,000
                                             ------------       ------------
CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                              $317,691,000       $179,229,000
                                             ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness              $  2,606,000       $    664,000
                                             ============       ============

  Income taxes paid                          $ 10,253,000       $    465,000
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

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                       PART I - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.    Basis of Presentation
      ---------------------

Anchor National Life Insurance Company (the "Company") is an indirect wholly owned subsidiary of SunAmerica Inc. (the "Parent"). In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1996 and September 30, 1995, the results of its consolidated operations for the three and six months ended March 31, 1996 and 1995 and its consolidated cash flows for the six months ended March 31, 1996 and 1995. The results of operations for the three and six months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1995, contained in the Company's Annual Report on Form 10-K. Certain items have been reclassified to conform to the current period's presentation.


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

      The following is management's discussion and analysis of financial condition and results of operations of Anchor National Life Insurance Company (the "Company") for the three and six months ended March 31, 1996 and 1995.

RESULTS OF OPERATIONS

      NET INCOME totaled $14.7 million in both the second quarters of 1996 and 1995. For the six months, net income amounted to $20.6 million in 1996, compared with $25.3 million in 1995.

      PRETAX INCOME totaled $23.7 million in the second quarter of 1996 and $21.1 million in the second quarter of 1995. For the six months, pretax income totaled $33.0 million in 1996 and $37.3 million in 1995. This $4.3 million decline primarily resulted from increased net realized investment losses and general and administrative expenses, partially offset by increases in net investment income and fee income.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $14.2 million in the second quarter of 1996 from $13.5 million in the second quarter of 1995. These amounts represent net investment spreads of 2.57% on average invested assets (computed on a daily basis) of $2.20 billion in the second quarter of 1996 and 3.30% on average invested assets of $1.64 billion in the second quarter of 1995. For the six months, net investment income increased to $28.8 million in 1996 from $24.5 million in 1995, and represented net investment spreads of 2.78% and 3.05%, respectively, on average invested assets of $2.07 billion and $1.61 billion, respectively.

      Net investment spreads also include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $171.9 million in the second quarter of 1996, $108.1 million in the second quarter of 1995, $152.6 million in the six months of 1996 and $99.8 million in the six months of 1995. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities was 2.17% in the second quarter of 1996, 2.99% in the second quarter of 1995, 2.39% in the six months of 1996 and 2.75% in the six months of 1995.

      Investment income totaled $40.4 million in the second quarter of 1996, compared with $32.1 million in the second quarter of 1995. For the six months, investment income amounted to $79.0 million in 1996, up $18.7 million from the $60.3 million recorded in 1995. These amounts represent yields on average invested assets of 7.35% and 7.84% in the second quarters of 1996 and 1995, respectively, and 7.63% and 7.51% in the six months of 1996 and 1995, respectively. Over the last ten fiscal quarters, the Company's quarterly investment yields on average invested assets have ranged from 7.17% to 8.79%; however, there can be no assurance that the Company will achieve similar yields in future periods.

      Investment income increased in the second quarter of 1996 as a result of a higher level of average invested assets, partially offset by a decline in the portfolio yield. The higher investment yield in the six months of 1996 compared with 1995 primarily resulted from higher earnings on investments in partnerships. Partnership income totaled $2.3 million in 1996 and $0.9 million in 1995 which represented yields of 11.15% on related average assets of $42.0 million in 1996, compared with 3.55% on related average assets of $49.1 million in 1995.

      Total interest expense aggregated $26.2 million in the second quarter of 1996 and $18.6 million in the second quarter of 1995. For the six months, interest expense aggregated $50.3 million in 1996, compared with $35.8 million in 1995. The average rate paid on all interest-bearing liabilities was 5.18% in the second quarter of 1996, compared with 4.85% in the second quarter of 1995. For the six months, the average rate paid on all interest-bearing liabilities was 5.24% in 1996, compared with 4.76% in 1995. Interest-bearing liabilities averaged $2.03 billion during the second quarter of 1996, compared with $1.53 billion during the second quarter of 1995. For the six months, interest-bearing liabilities averaged $1.92 billion in 1996, compared with $1.51 billion in 1995.

      The increases in the average rates paid on all interest-bearing liabilities during 1996 primarily resulted from increased average crediting rates on the Company's fixed annuity contracts. Average fixed annuity crediting rates were 5.04% in the second quarter of 1996 and 4.80% in the second quarter of 1995. For the six months, average fixed annuity crediting rates were 5.07% in 1996 and 4.70% in 1995. The higher average crediting rate on fixed annuity contracts in 1996 reflects the crediting rates on contracts issued and repriced during the 1995 calendar year. In response to prevailing interest rates, these crediting rates were generally greater than those on fixed annuities outstanding in 1995.

      The growth in average invested assets since 1995 primarily reflects sales of the Company's fixed-rate products, consisting of the fixed accounts of its variable annuity products and guaranteed investment contracts ("GICs"). Since March 31, 1995, fixed annuity premiums have aggregated $515.7 million. Fixed annuity premiums totaled $315.2 million in the second quarter of 1996, compared with $86.4 million in the second quarter of 1995. For the six months, fixed annuity premiums totaled $377.8 million in 1996, compared with $146.4 million in 1995. In 1995 the Company began to issue GICs, which guarantee the payment of principal and interest at fixed and variable rates for a term of one year. The Company's GICs that are purchased by asset management firms permit withdrawals with notice of 90 days. Contracts that are purchased by banks or state and local governmental authorities may permit scheduled book value withdrawals subject to terms of the underlying indenture or agreement. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity (see "Financial Condition and Liquidity"). Since March 31, 1995, GIC premiums have aggregated $361.2 million; however, sales of this product did not begin until the third quarter of 1995. GIC premiums for both the second quarter and the six months of 1996 totaled $86.2 million.

      NET REALIZED INVESTMENT GAINS totaled $2.0 million in the second quarter of 1996, compared with net realized investment losses of $0.6 million in the second quarter of 1995. These amounts represent 0.37% and 0.14%, respectively, of average invested assets. Net realized investment losses in 1995 include impairment writedowns of $2.0 million. Therefore, net gains from sales of investments totaled $2.0 million in the second quarter of 1996 and $1.4 million in the second quarter of 1995. For the six months, net realized investment losses totaled $10.8 million in 1996, compared with $5.4 million in 1995.
These amounts represent 1.04% and 0.67%, respectively, of average invested assets and include impairment writedowns of $13.9 million and $3.8 million, respectively. Therefore, for the six months, net gains from sales of investments totaled $3.1 million in 1996, compared with net losses of $1.6 million in 1995.

      Net gains in 1996 include $4.3 million of net gains ($1.6 million in the second quarter) realized on $690.3 million of sales of bonds ($580.0 million in the second quarter), which were primarily made to maximize total return, and $150.9 million of redemptions of bonds ($106.2 million in the second quarter).

      Net losses in 1995 include $4.8 million of net losses ($0.6 million in the second quarter) realized on $206.4 million of sales of bonds ($160.1 million in the second quarter), all of which were primarily made to maximize total return.

      Impairment writedowns in 1996 reflect $14.9 million of provision (none in the second quarter) applied to certain real estate owned in Arizona on December 31, 1995. Prior to that date, the statutory carrying value of this real estate had been guaranteed by the Company's ultimate parent, SunAmerica Inc. On December 31, 1995, the Parent made a capital contribution to the Company through the Company's direct parent in exchange for the termination of its guaranty with respect to this real estate. Accordingly, the Company reduced the carrying value of this real estate to estimated fair value to reflect the termination of the guaranty. The Parent continues to guarantee the statutory carrying value of the Company's other real estate owned in Arizona.

      Impairment writedowns in 1995 include $3.8 million applied to bonds ($2.0 million in the second quarter). Impairment writedowns in the first quarter of 1995 included $1.8 million of additional provisions applied to certain interest-only strips ("IOs"). IOs, a type of MBS used as an asset-liability matching tool to hedge against rising interest rates, are investment grade securities that give the holder the right to receive only the interest payments on a pool of underlying mortgage loans. At March 31, 1996, the amortized cost of the IO's held by the Company was $4.1 million and their fair value was $5.5 million.

      VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees increased to $25.2 million in the second quarter of 1996 from $19.7 million in the second quarter of 1995. For the six months, variable annuity fees totaled $49.5 million in 1996, compared with $40.0 million in 1995. These increases reflect growth in average variable annuity assets, principally due to increased market values and the receipt of variable annuity premiums, partially offset by surrenders. Variable annuity assets averaged $5.59 billion during the second quarter of 1996 and $4.40 billion during the second quarter of 1995. For the six months, variable annuity assets averaged $5.44 billion in 1996, compared with $4.41 billion in 1995. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, have aggregated $800.3 million since March 31, 1995. Variable annuity premiums totaled $224.5 million in the second quarter of 1996, up significantly from $109.2 million in the second quarter of 1995. For the six months, variable annuity premiums totaled $434.1 million in 1996, compared with $211.0 million in 1995. These increases in premiums may be attributed, in part, to a heightened demand for equity investments, principally as a result of generally improved market performance in the 1996 periods. The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future.

      ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds and private accounts by SunAmerica Asset Management Corp. Such fees totaled $6.4 million on average assets managed of $2.15 billion in the second quarter of 1996 and $6.7 million on average assets managed of $2.03 billion in the second quarter of 1995. For the six months, asset management fees totaled $12.9 million on average assets managed of $2.15 billion in 1996, compared with $13.7 million on average assets managed of $2.07 billion in 1995. Asset management fees are not proportionate to average assets managed primarily due to changes in product mix. Sales of mutual funds, excluding sales of money market accounts have aggregated $179.7 million since March 31, 1995. Mutual fund sales totaled $63.6 million in the second quarter of 1996, compared with $30.9 million in the second quarter of 1995. For the six months, such sales totaled $99.9 million in 1996, compared with $60.5 million in 1995. Higher mutual fund sales in the 1996 periods reflect the combined effects of additional advertising, the favorable performance records of certain of the Company's mutual funds and heightened demand for equity investments, principally as a result of improved market performance. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $102.1 million in the second quarter of 1996, compared with $109.9 million in the second quarter of 1995. For the six months, such redemptions amounted to $199.6 million in 1996 and $250.4 million in 1995.

      NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiary, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $8.0 million in the second quarter of 1996 and $5.3 million in the second quarter of 1995. For the six months, net retained commissions totaled $14.3 million in 1996 compared with $10.0 million in 1995. Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $2.57 billion in the second quarter of 1996 and $1.43 billion in the second quarter of 1995. For the six months, such sales totaled $4.32 billion in 1996 and $2.42 billion in 1995. The significant increases in sales and net retained commissions during the 1996 periods reflect a greater number of registered representatives and higher average production. Sales in 1996 also reflect generally favorable market conditions. Increases in net retained commissions are not proportionate to increases in sales primarily due to differences in sales mix.

      SURRENDER CHARGES on fixed and variable annuities totaled $1.2 million in the second quarter of 1996 and $1.9 million in the second quarter of 1995. For the six months, surrender charges totaled $2.4 million in 1996 and $3.4 million in 1995. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first five to seven years of the contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $223.6 million in the second quarter of 1996 and $235.6 million in the second quarter of 1995. Annualized, these payments represent 12.6% and 16.2%, respectively, of average fixed and variable annuity reserves. for the six months, withdrawal payments totaled $438.8 million in 1996 and

$448.1 million in 1995, and annualized, represent 12.7% and 15.4%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $151.8 million in the second quarter of 1996 and $159.9 million in the second quarter of 1995, $306.3 million in the six months of 1996 and $302.7 million in the six months of 1995. Although variable annuity surrenders have increased slightly for the six months, principally as a result of growth in the variable annuity separate accounts, variable annuity withdrawal rates have declined due to the success of the Company's retention efforts. Variable annuity surrenders represent 10.9% and 14.5%, respectively, of average variable annuity liabilities in the second quarter of 1996 and the second quarter of 1995. For the six months, variable annuity surrenders represent 11.3% and 13.7%, respectively, of average variable annuity liabilities in 1996 and 1995. The declines in fixed annuity surrenders to $71.8 million in the second quarter of 1996 from $75.7 million in the second quarter of 1995 and $132.4 million for the six months of 1996 from $145.4 million for the six months of 1995 results primarily from unusually high surrenders in 1995 principally due to policies coming off surrender charge restrictions and a greater volume of surrenders on a closed block of business in 1995. Management anticipates that withdrawal rates will remain relatively stable for the foreseeable future and the Company's investment portfolio has been structured to provide sufficient liquidity for anticipated withdrawals.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $18.3 million in the second quarter of 1996, compared with $13.0 million in the second quarter of 1995. For the six months, general and administrative expenses totaled $35.3 million in 1996, compared with $25.7 million in 1995. General and administrative expenses in 1996 include expenses related to a national advertising campaign, as well as additional administrative expenses relating to a growing block of business. General and administrative expenses remain closely controlled through a company-wide cost containment program and represent approximately 1% of average total assets.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $12.9 million in the second quarter of 1996 and $12.0 million in the second quarter of 1995. For the six months, such amortization totaled $25.7 million in 1996 and $24.0 million in 1995. This increase was primarily due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other acquisition costs.

      INCOME TAX EXPENSE totaled $9.0 million in the second quarter of 1996, $6.4 million in the second quarter of 1995, $12.4 million in the six months of 1996 and $12.1 million in the six months of 1995, and represented effective tax rates of 38% in 1996 and 32% in 1995. Tax rates are higher in 1996 than 1995 because a larger proportion of the total income was from subsidiaries located in states with higher income tax rates.


FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDER'S EQUITY decreased by $25.2 million to $461.2 million at March 31, 1996 from $486.4 million at December 31, 1995, primarily as a result of a $29.4 million dividend paid on March 18, 1996. Shareholder's equity at March 31, 1996 was also unfavorably impacted by the recording of a $5.1 million net unrealized loss on debt and equity securities available for sale, which represents a $10.6 million decline over the $5.5 million net unrealized gain recorded at December 31, 1995. These decreases were partially offset by the recording of $14.7 million of net income in the second quarter of 1996.

      TOTAL ASSETS increased by $666.0 million to $8.51 billion at March 31, 1996 from $7.84 billion at December 31, 1995, principally due to a $335.8 million increase in invested assets and a $316.1 million increase in the separate accounts for variable annuities.

      INVESTED ASSETS at March 31, 1996 totaled $2.30 billion, compared with $1.96 billion at December 31, 1995. This $335.8 million increase primarily resulted from sales of fixed annuities and guaranteed investment contracts ("GICs") and a $84.9 million increase in amounts payable to brokers for purchases of securities.

      The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed maturity assets for long-term investment. Thus, it does not have a trading portfolio. Effective December 1, 1995, pursuant to guidelines issued by the Financial Accounting Standards Board, the Company determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in prepayment risk, the Company's need for liquidity and other similar factors. Accordingly, the Company no longer classifies a portion of its Bond Portfolio as held for investment.

      THE BOND PORTFOLIO had an aggregate amortized cost that exceeded its fair value by $9.8 million at March 31, 1996. At December 31, 1995, the fair value of the Bond Portfolio was $14.7 million above its amortized cost. The net unrealized losses on the Bond Portfolio since December 31, 1995 principally reflect the higher relative prevailing interest rates at March 31, 1996 and their corresponding effect on the fair value of the Bond Portfolio.

      Approximately $1.80 billion or 99.8% of the Bond Portfolio (at amortized cost) at March 31, 1996 was rated by Standard and Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff and Phelps Credit Rating Co. ("D&P"), Fitch Investor Service, Inc. ("Fitch") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At March 31, 1996, approximately $1.65 billion (at amortized cost) was rated investment grade by one or more of these agencies or under the NAIC guidelines, including $1.15 billion of U.S. government/agency securities and mortgage-backed securities ("MBSs").

      At March 31, 1996, the Bond Portfolio included $153.7 million (fair value, $151.0 million) of bonds not rated investment grade by S&P, Moody's, D&P, Fitch or the NAIC. Based on their March 31, 1996 amortized cost, these non-investment-grade bonds accounted for 1.80% of the Company's total assets and 6.65% of invested assets.

      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company intends that its holdings of such securities not exceed current levels, but its policies may change from time to time, including in connection with any possible acquisition. The Company had no material concentrations of non-investment-grade securities at March 31, 1996.

      The following table summarizes the Company's rated bonds by rating classification as of March 31, 1996 (dollars in thousands):
                                                 Issues not rated by S&P/Moody's/
    Issues Rated by S&P/Moody's/D&P/Fitch          D&P/Fitch, By NAIC Category                      Total
- ----------------------------------------------  -----------------------------------  ----------------------------------
 S&P/(Moody's)/                      Estimated    NAIC                   Estimated               Percent of  Estimated
 [D&P]/{Fitch}         Amortized        fair    category   Amortized        fair     Amortized    invested      fair
  category(1)             cost         value       (2)        cost         value        cost       assets(3)   value
- ---------------        ----------   ----------  --------   ----------   -----------  ----------   ---------  ----------
AAA to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}          $1,206,225   $1,197,768       1     $  177,895   $  180,012  $ 1,384,120     59.87%  $ 1,377,780
BBB+ to BBB-
  (Baa1 to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}          142,777      143,097       2        120,459      120,114      263,236     11.39       263,211
BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}             17,348       17,264       3          5,597        5,653       22,945       .99        22,917
B+ to B- (B1 to B3)
  [B+ to B-]
  {B+ to B-}               73,690       73,135       4         52,026       51,822      125,716      5.44       124,957
CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}              4,458        2,520       5             --           --        4,458      0.19         2,520
C1 to D
  [DD]
  {D}                          --           --       6            628          629          628      0.03           629
                       ----------   ----------             ----------   ----------  -----------             -----------
TOTAL RATED ISSUES     $1,444,498   $1,433,784             $  356,605   $  358,230  $ 1,801,103             $ 1,792,014
                       ==========   ==========             ==========   ==========  ===========             ===========

Footnotes appear on the following page.

      Footnotes to the table of rated bonds by rating classification
      ---------------------------------------------------------------

(1)   S&P rates debt securities in rating categories ranging from AAA (the highest) to D (in payment default).  A plus (+)
      or minus (-) indicates the debt's relative standing within the rating category.  A security rated BBB- or higher is considered investment grade.  Moody's rates debt securities in rating categories ranging from Aaa (the highest) to
      C (extremely poor prospects of ever attaining any real investment standing).  The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt's relative standing within the rating category.  A security rated Baa3 or higher is considered investment grade.  D&P rates debt securities in rating categories ranging from AAA (the highest) to DD
      (in payment default).  A plus (+) or minus (-) indicates the debt's relative standing within the rating category.
      A security rated BBB- or higher is considered investment grade.  Fitch rates debt securities in rating categories ranging from AAA (the highest) to D (in payment default).  A plus (+) or a minus (-) indicates the debt's relative standing within the rating category.  A security rated BBB- or higher is considered investment grade.  Issues are categorized based on the highest of the S&P, Moody's, D&P and Fitch ratings if rated by multiple agencies.

(2)   Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default.  These six categories correspond with the S&P/Moody's/D&P/Fitch rating groups listed above, with categories 1 and 2 considered investment grade.  A substantial portion of the assets in the NAIC categories were rated by the Company based on its implementation of NAIC rating guidelines.

(3)   At amortized cost.


      SENIOR SECURED LOANS ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $132.8 million at March 31, 1996. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At March 31, 1996, Secured Loans consisted of loans to 37 borrowers spanning 14 industries, with 24.5% of these assets (at amortized cost) concentrated in the leisure industry and 19.3% in the air transportation industry. No other industry constituted more than 8% of these assets.

      While the trading market for Secured Loans is more limited than for publicly traded corporate debt issues, management believes that participation in these transactions has enabled the Company to improve its investment yield. Although, as a result of restrictive financial covenants, Secured Loans involve greater risk of technical default than do publicly traded investment-grade securities, management believes that the risk of loss upon default for its Secured Loans is mitigated by their financial covenants and senior secured positions. The Company's Secured Loans are rated by S&P, Moody's, D&P, Fitch or under comparable statutory rating guidelines established by the NAIC and implemented by either the NAIC or the Company.

      MORTGAGE LOANS aggregated $92.6 million at March 31, 1996 and consisted of 14 first mortgage loans with an average loan balance of approximately
$6.6 million, collateralized by properties located in 8 states. Approximately 24% of the portfolio was office, 22% was hotel, 18% was retail, 18% was multifamily residential and 18% was other types. At March 31, 1996, approximately 22% of the portfolio was secured by properties located in Colorado, 18% of the portfolio was secured by properties located in New Jersey and approximately 17% of the portfolio was secured by properties in California. No more than 13% of the portfolio was secured by properties in any other single state. At March 31, 1996, there were 4 loans with an outstanding balance of $10 million or more, the largest of which had a balance of approximately $21 million, which collectively aggregated approximately 64% of the portfolio. At March 31, 1996, approximately 34% of the mortgage loan portfolio consisted of loans with balloon payments due before April 1, 1999. At March 31, 1996, loans delinquent by more than 90 days totaled $1.6 million (1.7% of total mortgages). There were no loans foreclosed upon and transferred to real estate in the balance sheet during the six months in 1996. At March 31, 1996, mortgage loans having an aggregate carrying value of $23.1 million had been restructured. Of this amount, $16.5 million was restructured during fiscal 1995 and $6.6 million was restructured during fiscal 1992. No mortgage loans were restructured during the six months in 1996.

      Approximately 65% of the mortgage loans in the portfolio at March 31, 1996 were seasoned loans underwritten to the Company's standards and purchased at or near par from another financial institution which was downsizing its portfolio. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the effects of general economic conditions on these commercial properties. However, due to the seasoned nature of the

Company's mortgage loans and its strict underwriting standards, the Company believes that it has reduced the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

      REAL ESTATE aggregated $40.9 million at March 31, 1996 and consisted of non-income producing land in the Phoenix, Arizona metropolitan area. Of this amount, the Company has undertaken to dispose of $28.4 million during the next year, either to affiliated or nonaffiliated parties; and SunAmerica Inc., the ultimate parent, has guaranteed that the Company will receive its statutory carrying value of these assets.

      OTHER INVESTED ASSETS aggregated $50.3 million at March 31, 1996, including $34.7 million of investments in limited partnerships and an aggregate of $15.6 million of miscellaneous investments, including policy loans, CMO residuals and leveraged leases. The Company's limited partnership interests primarily include partnerships, accounted for by using the cost method of accounting, that invest mainly in equity securities.

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

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges or other limitations on when contracts can be surrendered for cash to encourage persistency. Approximately 56% of the Company's fixed annuity reserves had surrender penalties or other restrictions at March 31, 1996.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of possible future interest rate scenarios. At March 31, 1996, the weighted average life of the Company's investments was approximately 4.6 years and the duration was approximately 2.8. Weighted average life is defined as the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common option-adjusted measure for the price sensitivity of a fixed-income portfolio to changes in interest rates. It is the calculation of the relative percentage change in market value resulting from small shifts in interest rates, and recognizes the changes in portfolio cashflows resulting from embedded options such as prepayments and bond calls.

      The Company also seeks to provide liquidity by using reverse repurchase agreements ("Reverse Repos"), dollar roll transactions ("Dollar Rolls") and by investing in MBSs. It also seeks to enhance its spread income by using Reverse Repos and Dollar Rolls. Reverse Repos involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed upon price and are generally over-collateralized. Dollar Rolls are similar to Reverse Repos except that the repurchase involves securities that are only substantially the same as the securities sold and the arrangement is not collateralized, nor is it governed by a repurchase agreement. MBSs are generally investment-grade securities collateralized by large pools of mortgage loans. MBSs generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

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

      DEFAULTED INVESTMENTS, comprising all investments (at amortized cost) that are in default as to the payment of principal or interest, totaled $6.6 million at March 31, 1996, including $5.0 million (fair value, $2.8 million) of bonds and notes and $1.6 million of mortgage loans whose fair value was equal to their amortized cost. At March 31, 1996, defaulted investments constituted 0.3% of total invested assets at amortized cost. At December 31, 1995, defaulted investments totaled $5.0 million which constituted 0.3% of total invested assets at amortized cost.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of existing cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At March 31, 1996, approximately $919.3 million of the Company's Bond Portfolio had an aggregate unrealized gain of $18.9 million, while approximately $876.2 million of the Bond Portfolio had an aggregate unrealized loss of $28.7 million. In addition, the Company's investment portfolio also currently provides approximately $19.8 million of monthly cash flow from scheduled principal and interest payments.

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

      SunAmerica Asset Management Corp. is registered with the Securities and Exchange Commission (the "Commission") as a registered investment adviser under the Investment Advisers Act of 1940. The mutual funds that it markets are subject to regulation under the Investment Company Act of 1940. SunAmerica Asset Management and the mutual funds are subject to regulation and examination by the Commission. In addition, variable annuities and the related separate accounts of the Company are subject to regulation by the Commission under the Securities Act of 1933 and the Investment Company Act of 1940.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

EXHIBITS

Exhibit
 No.                                       Description
- -------                                    -----------
27                                         Financial Data Schedule



No Current Report on Form 8-K was filed during the three months ended March 31, 1996.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ANCHOR NATIONAL LIFE INSURANCE COMPANY

Date:  May 14, 1996     By:/s/ SCOTT L. ROBINSON
- ----------------------- ------------------------
                             Scott L. Robinson
                             Senior Vice President and Director


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature                  Title                          Date
- ---------                  -----                          ----

/s/   SCOTT L. ROBINSON    Senior Vice President and      May 14, 1996
- ------------------------    Director (Principal Financial ------------
      Scott L. Robinson     Officer)


/s/   N. SCOTT GILLIS      Senior Vice President and      May 14, 1996
- ------------------------    Controller (Principal         ------------
      N. Scott Gillis       Accounting Officer)

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                           LIST OF EXHIBITS FILED



Exhibit
  No.                   Description
- -------                 -----------
27                      Financial Data Schedule