Form 10-Q
period 1996-06-30
ANCHOR NATIONAL LIFE INSURANCE CO
filed 1996-08-14
CIK 6342

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                               ______________

                                  FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            June 30, 1996
                                    -----------------------------------
                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________to______________

                       Commission file number 33-47472


                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                   --------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

                   Arizona                            86-0198983
                   -------                            ----------
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

      The number of shares outstanding of the registrant's Common Stock on August 14, 1996 was as follows:

      Common Stock, par value $1,000 per share, 3,511 shares outstanding

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                                    INDEX


                                                                      Page
                                                                    Number(s)
                                                                   ---------
Part I - Financial Information

      Consolidated Balance Sheet (Unaudited) -
      June 30, 1996 and September 30, 1995                             3-4


      Consolidated Income Statement (Unaudited) -
      Three Months and Nine Months Ended June 30, 1996 and 1995
                                                                       5


      Consolidated Statement of Cash Flows (Unaudited) -
      Nine Months Ended June 30, 1996 and 1995                         6-7


      Notes to Consolidated Financial Statements (Unaudited)           8


      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                              9-22


Part II - Other Information                                            23

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                     June 30,    September 30,
                                                         1996             1995
                                               --------------    -------------
ASSETS

Investments:
  Cash and short-term investments              $  126,413,000   $  249,209,000
  Bonds, notes and redeemable
   preferred stocks:
    Available for sale, at fair value
      (amortized cost:  June 1996,
      $1,951,160,000; September 1995,
      $1,500,062,000)                           1,923,925,000    1,489,213,000
    Held for investment, at amortized cost
      (fair value: September 1995,
      $165,004,000)                                       ---      157,901,000
  Mortgage loans                                   84,827,000       94,260,000
  Common stocks, at fair value (cost:
    June 1996, $3,527,000; September 1995,
    $6,576,000)                                     3,421,000        4,097,000
  Real estate                                      40,624,000       55,798,000
  Other invested assets                            58,845,000       64,430,000
                                                -------------    -------------
  Total investments                             2,238,055,000    2,114,908,000

  Variable annuity assets                       6,027,960,000    5,230,246,000
  Accrued investment income                        22,660,000       14,192,000
  Deferred acquisition costs                      430,736,000      383,069,000
  Other assets                                     47,224,000       41,282,000
                                               --------------   --------------
TOTAL ASSETS                                   $8,766,635,000   $7,783,697,000
                                               ==============   ==============

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEET (Continued)
                                  (Unaudited)

                                                     June 30,    September 30,
                                                         1996             1995
                                               --------------   --------------
LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts         $1,679,337,000   $1,497,052,000
  Reserves for guaranteed investment
    contracts                                     368,310,000      277,095,000
  Payable to brokers for purchases of
    securities                                     35,775,000      155,861,000
  Income taxes currently payable                   26,069,000       15,720,000
  Other liabilities                                68,279,000       58,204,000
                                               --------------   --------------
  Total reserves, payables
    and accrued liabilities                     2,177,770,000    2,003,932,000
                                               --------------   --------------
Variable annuity liabilities                    6,027,960,000    5,230,246,000
                                               --------------   --------------
Subordinated notes payable to Parent               34,000,000       34,000,000
                                               --------------   --------------
Deferred income taxes                              57,817,000       73,459,000
                                               --------------   --------------
Shareholder's equity:
  Common Stock                                      3,511,000        3,511,000
  Additional paid-in capital                      280,263,000      252,876,000
  Retained earnings                               196,846,000      191,346,000
  Net unrealized losses on debt and
    equity securities available for sale          (11,532,000)      (5,673,000)
                                               --------------   --------------
  Total shareholder's equity                      469,088,000      442,060,000
                                               --------------   --------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY     $8,766,635,000   $7,783,697,000
                                               ==============   ==============










                      See notes to financial statements.

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                         CONSOLIDATED INCOME STATEMENT
       For the three months and nine months ended June 30, 1996 and 1995
                                  (Unaudited)
                                                  Three months                 Nine months
                                     -------------------------  --------------------------
                                            1996          1995          1996          1995
                                     -----------   -----------  ------------   -----------
Investment income                    $42,377,000   $34,132,000  $121,414,000   $94,466,000
                                     -----------   -----------  ------------   -----------
Interest expense on:
  Fixed annuity contracts            (21,129,000)  (19,145,000)  (59,759,000)  (53,768,000)
  Guaranteed investment contracts     (5,209,000)     (160,000)  (13,962,000)     (160,000)
  Senior indebtedness                   (781,000)          ---    (2,402,000)      (16,000)
  Subordinated notes payable
    to Parent                           (632,000)     (609,000)   (1,897,000)   (1,812,000)
                                     -----------   -----------   -----------   -----------
  Total interest expense             (27,751,000)  (19,914,000)  (78,020,000)  (55,756,000)
                                     -----------   -----------   -----------   -----------
NET INVESTMENT INCOME                 14,626,000    14,218,000    43,394,000    38,710,000
                                     -----------   -----------   -----------   -----------
NET REALIZED INVESTMENT LOSSES          (574,000)   (3,506,000)  (11,337,000)   (8,874,000)
                                     -----------   -----------   -----------   -----------
Fee income:
  Variable annuity fees               26,871,000    21,143,000    76,353,000    61,175,000
  Asset management fees                7,153,000     7,394,000    21,410,000    23,567,000
  Net retained commissions             8,492,000     6,427,000    23,331,000    16,992,000
                                     -----------   -----------   -----------   -----------
TOTAL FEE INCOME                      42,516,000    34,964,000   121,094,000   101,734,000
                                     -----------   -----------   -----------   -----------
Other income and expenses:
  Surrender charges                    1,416,000     1,244,000     3,828,000     4,610,000
  General and administrative
    expenses                         (20,027,000)  (16,539,000)  (55,337,000)  (42,255,000)
  Amortization of deferred
    acquisition costs                (13,968,000)  (16,603,000)  (39,714,000)  (40,554,000)
  Annual commissions                  (2,101,000)     (970,000)   (5,721,000)   (1,956,000)
  Other, net                          (1,305,000)     (929,000)   (2,653,000)   (2,197,000)
                                     -----------   -----------   -----------   -----------
TOTAL OTHER INCOME AND EXPENSES      (35,985,000)  (33,797,000)  (99,597,000)  (82,352,000)
                                     -----------   -----------   -----------   -----------
PRETAX INCOME                         20,583,000    11,879,000    53,554,000    49,218,000
Income tax expense                    (6,251,000)   (5,607,000)  (18,654,000)  (17,659,000)
                                     -----------   -----------   -----------   -----------
NET INCOME                           $14,332,000   $ 6,272,000   $34,900,000   $31,559,000
                                     ===========   ===========   ===========   ===========





                              See notes to financial statements.

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                     CONSOLIDATED STATEMENT OF CASH FLOWS
               For the nine months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                     1996               1995
                                             ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $ 34,900,000       $ 31,559,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Interest credited to:
       Fixed annuity contracts                 59,759,000         53,768,000
       Guaranteed investment contracts         13,962,000            160,000
     Net realized investment losses            11,337,000          8,874,000
     Accretion of net discounts on
       investments                             (6,405,000)        (5,947,000)
     Amortization of goodwill                     876,000            876,000
     Provision for deferred income taxes      (12,488,000)       (15,836,000)
     Change in:
       Accrued investment income               (8,468,000)        (2,362,000)
       Deferred acquisition costs             (42,667,000)        (3,124,000)
       Other assets                            (6,819,000)        (1,256,000)
       Income taxes payable                    10,349,000         17,398,000
       Other liabilities                        3,967,000         (1,198,000)
     Other, net                                  (202,000)            26,000
                                             ------------       ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES      58,101,000         82,938,000
                                             ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable preferred
      stocks available for sale            (1,417,951,000)      (678,324,000)
    Other investments, excluding short-term
      investments                             (15,223,000)       (11,086,000)
  Sales of:
    Bonds, notes and redeemable preferred
      stocks available for sale               957,467,000        478,051,000
    Real estate                                       ---         36,821,000
    Other investments, excluding short-term
      investments                              16,311,000          4,623,000
  Redemptions and maturities of:
    Bonds, notes and redeemable preferred
      stocks available for sale               190,964,000         95,781,000
    Bonds, notes and redeemable preferred
      stocks held for investment                   71,000         18,682,000
    Mortgage loans                              9,706,000         14,834,000
    Other investments, excluding short-term
      investments                               6,257,000         11,718,000
                                             ------------       ------------
NET CASH USED BY INVESTING ACTIVITIES        (252,398,000)       (28,900,000)
                                             ------------       ------------

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
               For the nine months ended June 30, 1996 and 1995
                                  (Unaudited)


                                                     1996               1995
                                             ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Premium receipts on:
    Fixed annuity contracts                  $514,353,000       $210,264,000
    Guaranteed investment contracts            89,967,000         30,000,000
  Net exchanges to (from) the fixed
    accounts of variable annuity contracts   (169,313,000)        40,989,000
  Withdrawal payments on:
    Fixed annuity contracts                  (199,990,000)      (209,358,000)
    Guaranteed investment contracts           (12,715,000)            (5,000)
  Claims and annuity payments on fixed
    annuity contracts                         (22,320,000)       (25,104,000)
  Net repayments of other
    short-term financings                    (126,468,000)       (51,496,000)
  Capital contribution received                27,387,000                ---
  Dividend paid                               (29,400,000)               ---
                                             ------------       ------------

NET CASH PROVIDED (USED) BY FINANCING
  ACTIVITIES                                   71,501,000         (4,710,000)
                                             ------------       ------------
NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                     (122,796,000)        49,328,000

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                         249,209,000        157,438,000
                                             ------------       ------------
CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                              $126,413,000       $206,766,000
                                             ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness              $  3,879,000       $  2,562,000
                                             ============       ============

  Income taxes paid                          $ 20,789,000       $ 16,026,000
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

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                       PART I - FINANCIAL INFORMATION
                  ITEM 1 - FINANCIAL STATEMENTS (Continued)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  Basis of Presentation
    ---------------------

Anchor National Life Insurance Company (the "Company") is an indirect wholly owned subsidiary of SunAmerica Inc. (the "Parent"). In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1996 and September 30, 1995, the results of its consolidated operations for the three and nine months ended June 30, 1996 and 1995 and its consolidated cash flows for the nine months ended June 30, 1996 and 1995. The results of operations for the three and nine months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1995, contained in the Company's Annual Report on Form 10-K. Certain items have been reclassified to conform to the current period's presentation.


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

      The following is management's discussion and analysis of financial condition and results of operations of Anchor National Life Insurance Company (the "Company") for the three months and nine months ended June 30, 1996 and 1995.

RESULTS OF OPERATIONS

      NET INCOME totaled $14.3 million in the third quarter of 1996, compared with $6.3 million in the third quarter of 1995. For the nine months, net income amounted to $34.9 million in 1996, compared with $31.6 million in 1995.

      PRETAX INCOME totaled $20.6 million in the third quarter of 1996, up from $11.9 million in the third quarter of 1995. For the nine months, pretax income totaled $53.6 million in 1996, compared with $49.2 million in 1995. These increases primarily resulted from significantly increased fee income, partially offset by increased general and administrative expenses.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $14.6 million in the third quarter of 1996 from $14.2 million in the third quarter of 1995. These amounts represent net investment spreads of 2.58% on average invested assets (computed on a daily basis) of $2.27 billion in the third quarter of 1996 and 3.40% on average invested assets of $1.67 billion in the third quarter of 1995. For the nine months, net investment income increased to $43.4 million in 1996 from $38.7 million in 1995, representing net investment spreads of 2.71% and 3.17%, respectively, on average invested assets of $2.14 billion and $1.63 billion, respectively.

      Net investment spreads also include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $140.9 million in the third quarter of 1996, $118.1 million in the third quarter of 1995, $141.7 million in the nine months of 1996 and $105.9 million in the nine months of 1995. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities was 2.26% in the third quarter of 1996, 3.04% in the third quarter of 1995, 2.37% in the nine months of 1996 and 2.85% in the nine months of 1995.

      Investment income totaled $42.4 million in the third quarter of 1996, compared with $34.1 million in the third quarter of 1995. For the nine months, investment income amounted to $121.4 million in 1996, up $26.9 million from the $94.5 million recorded in 1995. These amounts represent yields on average invested assets of 7.48% and 8.16% in the third quarters of 1996 and 1995 respectively, and 7.58% and 7.73% in the nine months of 1996 and 1995, respectively. Over the last eleven fiscal quarters, the Company's quarterly investment yields on average invested assets have ranged from 7.17% to 8.79%; however, there can be no assurance that the Company will achieve similar yields in future periods.

      Investment income increased for both the 1996 periods due primarily to an increase in average invested assets, partially offset by reduced investment yields. Investment yields were lower in the third quarter and the nine months of 1996 primarily because of a generally declining interest rate environment and lower contributions from the Company's investments in partnerships in 1996. Partnership income totaled $3.8 million in 1996 ($1.5 million in the third quarter), compared with $4.8 million in 1995 ($3.9 million in the third quarter). This income represents a yield of 12.66% on average investments in partnerships of $40.1 million in the nine months of 1996 (16.18% on $36.2 million in the third quarter), compared with a yield of 13.18% on average investments in partnerships of $48.6 million in the nine months of 1995 (33.08% on $47.5 million in the third quarter).

      Total interest expense aggregated $27.8 million in the third quarter of 1996 and $19.9 million in the third quarter of 1995. For the nine months, interest expense aggregated $78.0 million in 1996, compared with $55.8 million in 1995. The average rate paid on all interest-bearing liabilities increased to 5.22% (5.07% on fixed annuity contracts and 5.71% on guaranteed investment contracts ("GICs")) in the third quarter of 1996, compared with 5.12% (5.07% on fixed annuity contracts and 6.19% on GICs) in the third quarter of 1995.
For the nine months, the average rate paid on all interest-bearing liabilities was 5.21% (5.07% on fixed annuity contracts and 5.88% on GICs) in 1996, compared with 4.88% (4.83% on fixed annuity contracts and 6.19% on GICs) in 1995. Interest-bearing liabilities averaged $2.13 billion during the third quarter of 1996, compared with $1.55 billion during the third quarter of 1995. For the nine months, interest-bearing liabilities averaged $2.00 billion in 1996, compared with $1.52 billion in 1995. The increases in the average rates paid on all interest-bearing liabilities during 1996 primarily resulted from the growth in reserves for GICs, which credit at higher rates of interest than fixed annuity contracts. Average GIC reserves were $365.2 million in the third quarter of 1996, $10.3 million in the third quarter of 1995, $316.8 million in the nine months of 1996 and $3.4 million in the nine months of 1995.

      The growth in average invested assets since 1995 primarily reflects sales of the Company's fixed-rate products, consisting of fixed accounts of variable annuity products and GICs. Since June 30, 1995, fixed annuity premiums have aggregated $582.8 million. Fixed annuity premiums totaled $136.6 million in the third quarter of 1996, compared with $69.5 million in the third quarter of 1995. For the nine months, fixed annuity premiums totaled $514.4 million in 1996, compared with $215.9 million in 1995. In 1995, the Company began to issue GICs, which guarantee the payment of principal and interest at fixed or variable rates for a term of one year. The Company's GICs that are purchased by asset management firms permit withdrawals with notice of 90 days. Contracts that are purchased by banks or state and local governmental authorities may permit scheduled book value withdrawals subject to terms of the underlying indenture or agreement. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity (see "Financial Condition and Liquidity"). Since
June 30, 1995,  GIC  premiums  have  aggregated  $335.0 million.   GIC premiums
totaled $3.8 million in the third quarter of 1996, $30.0 million in the third quarter of 1995, $90.0 million for the nine months of 1996 and $30.0 million for the nine months of 1995.

      NET REALIZED INVESTMENT LOSSES totaled $0.6 million in the third quarter of 1996 and $3.5 million in the third quarter of 1995. These amounts represent 0.10% and 0.84%, respectively, of average invested assets. For the nine months, net realized investment losses totaled $11.3 million in 1996, compared with $8.9 million in 1995. These amounts represent 0.71% and 0.73%, respectively, of average invested assets and include impairment writedowns of $14.1 million and $3.8 million, respectively. Therefore, for the nine months, net gains from sales of investments totaled $2.8 million in 1996, compared with net losses from sales of investments of $5.1 million in 1995.

      Net gains from sales of investments realized in 1996 include $5.1 million of net gains ($0.8 million in the third quarter) realized on $874.9 million of sales of bonds ($184.6 million in the third quarter) and $190.6 million of redemptions of bonds ($39.6 million in the third quarter). The bond sales include $105.9 million of sales of U.S. Treasury bonds, $395.7 million of sales of mortgage-backed securities ("MBSs"), $209.6 million of sales of certain collateralized mortgage obligations ("CMOs") and asset-backed securities, $117.2 million of sales of high-yield investments, and $15.0 million of sales of senior secured loans, all of which were primarily made to maximize total return.

      Net losses in 1995 include $9.2 million of net losses ($4.4 million in the third quarter) realized on $518.2 million of sales of bonds ($311.8 million in the third quarter). These bond sales include approximately $281.1 million of sales of certain CMOs and asset-backed securities, $75.5 million of sales of high yield investments, $80.0 million of U.S. Treasury bonds and $70.5 million of MBSs, all of which were primarily made to maximize total return.

      Impairment writedowns in 1996 reflect $13.5 million of provision ($0.3 million in the third quarter) applied to certain real estate owned in Arizona on December 31, 1995. Prior to that date, the statutory carrying value of this real estate had been guaranteed by the Company's ultimate parent, SunAmerica Inc. On December 31, 1995, the Parent made a $27.4 million capital contribution to the Company through the Company's direct parent in exchange for the termination of its guaranty with respect to this real estate. Accordingly, the Company reduced the carrying value of this real estate to estimated fair value to reflect the termination of the guaranty. The Parent continues to guarantee the statutory carrying value of the Company's other real estate owned in Arizona.

      Impairment writedowns in 1995 include $3.8 million applied to bonds (none in the third quarter). Impairment writedowns in the first quarter of 1995 included $1.8 million additional provisions applied to certain interest-only strips ("IOs"). IOs, a type of MBS used as an asset-liability matching tool to hedge against rising interest rates, are investment grade securities that give the holder the right to receive only the interest payments on a pool of underlying mortgage loans. At June 30, 1996, the amortized cost of the IO's held by the Company was $3.0 million and their fair value was $4.1 million.

      VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees increased to $26.9 million in the third quarter of 1996 from $21.1 million in the third quarter of 1995. For the nine months, variable annuity fees totaled $76.4 million in 1996, compared with $61.2 million in 1995. These increases reflect growth in average variable annuity assets, principally due to increased market values and the receipt of variable annuity premiums, partially offset by surrenders. Variable annuity assets averaged $5.92 billion during the third quarter of 1996 and $4.69 billion during the third quarter of 1995. For the nine months, variable annuity assets averaged $5.60 billion in 1996, compared with $4.50 billion in 1995. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, have aggregated $913.4 million since June 30, 1995. Variable annuity premiums totaled $264.7 million in the third quarter of 1996, up significantly from $151.6 million in the third quarter of 1995. For the nine months, variable annuity premiums totaled $698.7 million in 1996, compared with $362.5 million in 1995. These increases in premiums may be attributed, in part, to a heightened demand for equity investment products, principally as a result of generally improved market performance in the 1996 periods. The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future.

      ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds and private accounts by SunAmerica Asset Management Corp. Such fees totaled $7.2 million on average assets managed of $2.15 billion in the third quarter of 1996 and $7.4 million on average assets managed of $2.06 billion in the third quarter of 1995. For the nine months, asset management fees totaled $21.4 million on average assets managed of $2.15 billion in 1996, compared with $23.6 million on average assets managed of $2.07 billion in 1995. Asset management fees are not proportionate to average assets managed primarily due to changes in product mix. Sales of mutual funds, excluding sales of money market accounts, have aggregated $206.2 million since June 30, 1995. Mutual fund sales totaled $66.1 million in the third quarter of 1996, compared with $39.5 million in the third quarter of 1995. For the nine months, such sales totaled $166.0 million in 1996, compared with $100.0 million in 1995. Higher mutual fund sales in the 1996 periods reflect the combined effects of additional advertising, the favorable performance records of certain of the Company's mutual funds and heightened demand for equity investments, principally as a result of improved market performance. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $95.4 million in the third quarter of 1996, compared with $90.3 million in the third quarter of 1995. For the nine months, such redemptions amounted to $295.0 million in 1996 and $340.7 million in 1995.

      NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiary, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $8.5 million in the third quarter of 1996 and $6.4 million in the third quarter of 1995. For the nine months, net retained commissions totaled $23.3 million in 1996, compared with $17.0 million in 1995. Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $2.42 billion in the third quarter of 1996 and $1.60 billion in the third quarter of 1995. For the nine months, such sales totaled $6.74 billion in 1996, and $4.02 billion in 1995. The significant increases in sales and net retained commissions during the 1996 periods reflect primarily a greater number of registered representatives and higher average production, combined with generally favorable market conditions. Increases in net retained commissions are not proportionate to increases in sales primarily due to differences in sales mix.

      SURRENDER CHARGES on fixed and variable annuities totaled $1.4 million in the third quarter of 1996 and $1.2 million in the third quarter of 1995.
For the nine months, surrender charges totaled $3.8 million in 1996 and $4.6 million in 1995. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first five to seven years of the contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $241.0 million in the third quarter of 1996 and $228.9 million in the third quarter of 1995. Annualized, these payments represent 12.9% and 15.0%, respectively, of average fixed and variable annuity reserves. For the nine months, withdrawal payments totaled $679.8 million in 1996 and $677.0 million in 1995, and annualized, represent 12.8% and 15.3%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $173.0 million in the third quarter of 1996, $159.4 million in the third quarter of 1995, $479.4 million in the nine months of 1996 and $462.1 million in the nine months of 1995. Although variable annuity surrenders have increased slightly for the nine months, principally as a result of growth in the variable annuity separate accounts, variable annuity withdrawal rates have declined. Variable annuity surrenders represent 11.8% and 13.7%, respectively, of average variable annuity liabilities in the third quarter of 1996 and the third quarter of 1995. For the nine months, variable annuity surrenders represent 11.5% and 13.8%, respectively, of average variable annuity liabilities in 1996 and 1995. Fixed annuity surrenders declined to $68.0 million in the third quarter of 1996 from $69.5 million in the third quarter of 1995, and to $200.4 million for the nine months of 1996 from $214.9 million for the nine months of 1995. This decline results primarily from unusually high surrenders in 1995 principally due to policies coming off surrender charge restrictions and a high volume of surrenders on a closed block of business in 1995. Management anticipates that withdrawal rates will remain relatively stable for the foreseeable future and the Company's investment portfolio has been structured to provide sufficient liquidity for anticipated withdrawals.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $20.0 million in the third quarter of 1996, compared with $16.5 million in the third quarter of 1995. For the nine months, general and administrative expenses totaled $55.3 million in 1996, compared with $42.3 million in 1995. General and administrative expenses in 1996 include expenses related to a national advertising campaign, as well as additional administrative expenses related to a growing block of business. General and administrative expenses remain closely controlled through a company-wide cost containment program and represent approximately 1% of average total assets.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $14.0 million in the third quarter of 1996 and $16.6 million in the third quarter of 1995. For the nine months, such amortization totaled $39.7 million in 1996 and $40.6 million in 1995. The decline in amortization in the nine months of 1996 is due to lower redemptions of mutual funds from the rate experienced in 1995, partially offset by additional fixed and variable annuity and mutual fund sales in recent years and the subsequent amortization of related deferred commissions and other acquisition costs.

      ANNUAL COMMISSIONS represent the commissions paid annually to maintain the persistency of certain of the Company's variable annuity contracts and are based on the current market value of each variable annuity. Substantially all of the Company's currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. Annual commissions totaled $2.1 million in the third quarter of 1996 and $1.0 million in the third quarter of 1995. For the nine months, annual commissions totaled $5.7 million in 1996 and $2.0 million in 1995. Annual commissions are paid after the first twelve to fifteen months of a contract have elapsed. The increase in annual commissions reflects increased sales of annuities that offer this option during 1995, and thus increased annual commissions in 1996. The company estimates that approximately 35% of the average balances of its variable annuity products are subject to such annual commissions. Based on current sales, this percentage is likely to increase in future periods.

      INCOME TAX EXPENSE totaled $6.3 million in the third quarter of 1996, $5.6 million in the third quarter of 1995, $18.7 million in the nine months of 1996 and $17.7 million in the nine months of 1995, and represented effective tax rates of 35% in 1996 and 36% in 1995.

FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDER'S EQUITY increased by $7.9 million to $469.1 million at June 30, 1996 from $461.2 million at March 31, 1996, primarily due to net income of $14.3 for the quarter, offset by a $6.4 million increase in net unrealized losses on debt and equity securities available for sale charged directly to shareholder's equity.

      TOTAL ASSETS increased by $256.3 million to $8.77 billion at June 30, 1996 from $8.51 billion at March 31, 1996, principally due to a $293.4 million increase in the separate accounts for variable annuities, partially offset by a $62.1 million decrease in invested assets.

      INVESTED ASSETS at June 30, 1996 totaled $2.24 billion, compared with $2.30 billion at March 31, 1996. This $62.1 million decrease primarily resulted from a $31.1 million decline in amounts payable to brokers for purchases of securities and a $15.6 million increase in net unrealized losses on debt and equity securities available for sale.

      The Company manages most of its investments internally. The Company's general investment philosophy is to hold fixed maturity assets for long-term investment. Thus, it does not have a trading portfolio. Effective December 1, 1995, pursuant to guidelines issued by the Financial Accounting Standards Board, the Company determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in prepayment risk, the Company's need for liquidity and other similar factors. Accordingly, the Company no longer classifies a portion of its Bond Portfolio as held for investment.

      THE BOND PORTFOLIO had an aggregate amortized cost that exceeded its fair value by $27.2 million at June 30, 1996 and $9.8 million at March 31, 1996. The net unrealized losses on the Bond Portfolio since March 31, 1996 principally reflect the higher relative prevailing interest rates at June 30, 1996 and their corresponding effect on the fair value of the Bond Portfolio.

      Approximately $1.94 billion or 99.5% of the Bond Portfolio (at amortized cost) at June 30, 1996 was rated by Standard and Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff and Phelps Credit Rating Co. ("D&P"), Fitch Investor Service, Inc. ("Fitch") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At June 30, 1996, approximately $1.77 billion (at amortized cost) was rated investment grade by one or more of these agencies or under the NAIC guidelines, including $1.15 billion of U.S. government/agency securities and mortgage-backed securities ("MBSs").

      At June 30, 1996, the Bond Portfolio included $170.9 million (fair value, $168.3 million) of bonds not rated investment grade by S&P, Moody's, D&P, Fitch or the NAIC. Based on their June 30, 1996 amortized cost, these non-investment-grade bonds accounted for 2.0% of the Company's total assets and 7.5% of its invested assets.

      Non-investment grade securities generally provide higher yields and involve greater risks than investment grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade securities. The Company intends that its holdings of such securities not exceed current levels, but its policies may change from time to time, including in connection with any possible acquisition. The Company had no material concentrations of non-investment grade securities at June 30, 1996.

      The table on the following page summarizes the Company's rated bonds by rating classification as of June 30, 1996.

                                          RATED BONDS BY RATING CLASSIFICATION
                                                 (dollars in thousands)
                                                 Issues not rated by S&P/Moody's/
    Issues Rated by S&P/Moody's/D&P/Fitch          D&P/Fitch, By NAIC Category                      Total
- ----------------------------------------------  -----------------------------------  ----------------------------------
 S&P/(Moody's)/                      Estimated    NAIC                   Estimated               Percent of  Estimated
 [D&P]/{Fitch}         Amortized        fair    category   Amortized        fair     Amortized    invested      fair
  category(1)             cost         value       (2)        cost         value        cost       assets(3)   value
- ---------------        ----------   ----------  --------   ----------   -----------  ----------   ---------  ----------
AAA to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}          $1,297,655   $1,276,506       1     $  175,367   $  174,189  $ 1,473,022     65.02%  $ 1,450,695
BBB+ to BBB-
  (Baa1 to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}          180,957      178,438       2        117,220      118,182      298,177     13.17       296,620
BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}             28,046       27,202       3          5,597        5,597       33,643      1.48        32,799
B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}               83,993       83,334       4         33,585       34,678      117,578      5.19       118,012
CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}             13,868       10,960       5          5,187        5,870       19,055      0.84        16,830
C1 to D
  [DD]
  {D}                          --           --       6            621          621          621      0.03           621
                       ----------   ----------             ----------   ----------  -----------             -----------
TOTAL RATED ISSUES     $1,604,519   $1,576,440             $  337,577   $  339,137  $ 1,942,096             $ 1,915,577
                       ==========   ==========             ==========   ==========  ===========             ===========

Footnotes appear on the following page.
                                                           16

      Footnotes to the table of rated bonds by rating classification
      ---------------------------------------------------------------

(1) S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt's relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody's rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt's relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. D&P rates debt securities in rating categories ranging from AAA (the highest) to DD (in payment default). A plus (+) or minus (-) indicates the debt's relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody's, D&P and Fitch ratings if rated by multiple agencies.

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

(3)   At amortized cost.

      SENIOR SECURED LOANS ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $140.2 million at June 30, 1996. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At June 30, 1996, Secured Loans consisted of loans to 36 borrowers spanning 17 industries, with 18.7% of these assets (at amortized cost) concentrated in the air transportation industry, 16.6% of these assets concentrated in the leisure industry and with no other industry concentration constituting more than 10% of these assets.

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

      MORTGAGE LOANS aggregated $84.8 million at June 30, 1996 and consisted of 13 first mortgage loans with an average loan balance of approximately
$6.5 million, collateralized by properties located in 8 states. At June 30, 1996, no loans in any single state or type of property amounted to more than 27% of the mortgage loan portfolio. At June 30, 1996, there were four loans with a book value of $10 million or more, the largest of which had a balance of approximately $21 million, which collectively aggregated approximately 70% of the portfolio. At June 30, 1996, approximately 37% of the mortgage loan portfolio consisted of loans with balloon payments due before July 1, 1999.
At June 30, 1996, loans delinquent by more than 90 days totaled $1.6 million (1.8% of total mortgages). There were no loans foreclosed upon and transferred to real estate in the balance sheet during the nine months of 1996. At June 30, 1996, mortgage loans having an aggregate carrying value of $22.7 million had been previously restructured. Of this amount, $16.5 million was restructured during fiscal 1995 and $6.2 million was restructured during fiscal 1992. No mortgage loans were restructured during the nine months of 1996.

      Approximately 71% of the mortgage loans in the portfolio at June 30, 1996 were seasoned loans underwritten to the Company's standards and purchased at or near par from another financial institution which was downsizing its portfolio. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the effects of general economic conditions on these commercial properties. However, due to the seasoned nature of the Company's mortgage loans and its strict underwriting standards, the Company believes that it has reduced the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

      REAL ESTATE aggregated $40.6 million at June 30, 1996 and consisted of non-income producing land in the Phoenix, Arizona metropolitan area. Of this amount, the Company has undertaken to dispose of $28.4 million during the next year, either to affiliated or nonaffiliated parties; and SunAmerica Inc., the ultimate parent, has guaranteed that the Company will receive its statutory carrying value of these assets.

      OTHER INVESTED ASSETS aggregated $58.8 million at June 30, 1996, including $37.1 million of investments in limited partnerships and an aggregate of $21.7 million of miscellaneous investments, including policy loans, separate account investments, CMO residuals and leveraged leases. The Company's limited partnership interests, accounted for by using the cost method of accounting, invest mainly in equity securities.

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

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed maturities. The Company's fixed-rate products incorporate surrender charges or other limitations on when contracts can be surrendered for cash to encourage persistency. Approximately 61% of the Company's fixed annuity reserves had surrender penalties or other restrictions at June 30, 1996.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of possible future interest rate scenarios. At June 30, 1996, the weighted average life of the Company's investments was approximately 4.6 years and the duration was approximately 3.0. Weighted average life is defined as the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common option-adjusted measure for the price sensitivity of a fixed-income portfolio to changes in interest rates. It is the calculation of the relative percentage change in market value resulting from shifts in interest rates, and recognizes the changes in portfolio cashflows resulting from embedded options such as prepayments and bond calls.

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

      There are risks associated with some of the techniques the Company uses to provide liquidity, to enhance its spread income and match its assets and liabilities. The primary risk associated with Dollar Rolls and Reverse Repos is counterparty risk. The Company believes, however, that the counterparties to its Dollar Rolls and Reverse Repos are financially responsible and that the counterparty risk associated with those transactions is minimal. Counterparty risk associated with Dollar Rolls is further mitigated by the Company's participation in an MBS trading clearinghouse. The sell and buy transactions that are submitted to this clearinghouse are marked to market on a daily basis and each participant is required to over-collateralize its net loss position by 30% with either cash, letters of credit or government securities. The primary risk associated with MBSs is that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase.

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

      DEFAULTED INVESTMENTS, comprising all investments (at amortized cost) that are in default as to the payment of principal or interest, totaled $6.0 million at June 30, 1996, including $4.4 million (fair value, $3.3 million) of bonds and notes and $1.6 million of mortgage loans whose fair value was equal to their amortized cost. At June 30, 1996, defaulted investments constituted 0.3% of total invested assets at amortized cost. At March 31, 1996, defaulted investments totaled $5.0 million which constituted 0.3% of total invested assets at amortized cost.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of existing cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At June 30, 1996, approximately $681.3 million of the Company's Bond Portfolio (at amortized cost) had an aggregate unrealized gain of $14.9 million, while approximately $1.27 billion of the Bond Portfolio had an aggregate unrealized loss of $42.1 million. In addition, the Company's investment portfolio also currently provides approximately $20.4 million of monthly cash flow from scheduled principal and interest payments.

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

REGULATION

      The Company is subject to regulation and supervision by the states in which it is authorized to transact business. State insurance laws establish supervisory agencies with broad administrative and supervisory powers related to granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, regulating the type, valuation and amount of investments permitted, limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval and other related matters.

      During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies. In recent years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include new investment reserve requirements, risk-based capital standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws to govern insurance company investments and illustrations for annuity products. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any change would have on the Company.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

EXHIBITS

Exhibit
 No.                               Description
- -------                            -----------
27                             Financial Data Schedule



No Current Report on Form 8-K was filed during the three months ended June 30, 1996.

                                 SIGNATURES
                                 ----------
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ANCHOR NATIONAL LIFE INSURANCE COMPANY

Date:  August 14, 1996       By:/s/ SCOTT L. ROBINSON
- -----------------------      ------------------------
                             Scott L. Robinson
                             Senior Vice President and Director


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature                  Title                          Date
- ---------                  -----                          ----

/s/   SCOTT L. ROBINSON    Senior Vice President and      August 14, 1996
- ------------------------    Director (Principal Financial ---------------
      Scott L. Robinson     Officer)


/s/   N. SCOTT GILLIS      Senior Vice President and      August 14, 1996
- ------------------------    Controller (Principal         ---------------
      N. Scott Gillis       Accounting Officer)