Form 10-K405
period 1996-09-30
ANCHOR NATIONAL LIFE INSURANCE CO
filed 1996-12-19
CIK 6342

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended September 30, 1996

                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

      For the transition period from  to

                       Commission File Number 33-47472

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY


            Incorporated in Arizona                        86-0198983
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
      INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
AMENDMENT TO THIS FORM 10-K.   X
                             ----
      THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON DECEMBER 19, 1996 WAS AS FOLLOWS:

Common Stock (par value $1,000.00 per share)               3,511 shares

                                   PART I
ITEM 1.  BUSINESS

GENERAL DESCRIPTION

      Anchor National Life Insurance Company (the "Company"), is an indirect wholly owned subsidiary of SunAmerica Inc. (the "Parent"), a diversified financial services company specializing in retirement savings and investment products and services. The Company ranks among the largest U.S. issuers of variable annuities. Complementing these annuity operations are the Company's asset management operations and broker-dealer operations. At September 30, 1996, the Company held $11.34 billion of assets, consisting of $9.20 billion of assets owned by the Company and $2.14 billion of assets managed in mutual funds.

      The Company believes that demographic trends have produced strong consumer demand for long-term, investment-oriented products. According to U.S. Census Bureau projections, the number of individuals ages 45 to 64 will grow from 46 million to 60 million during the 1990s, making this age group the fastest-growing segment of the U.S. population. Between 1985 and 1995, annual industry premiums from annuities and fund deposits increased from $53 billion to $159 billion. During the same period, annual industry sales of mutual funds, excluding money market accounts, rose from $114 billion to $477 billion.

      Focusing its operations on this expanding market, the Company specializes in the sale of tax-deferred long-term savings products and investments through its life insurance operations and its asset management and broker-dealer subsidiaries. The Company markets fee-generating variable annuities, guaranteed investment contracts ("GICs") and mutual funds. Its annuity products are distributed through a broad spectrum of financial services distribution channels, including independent registered representatives of the Company's broker-dealer subsidiary, affiliated and unaffiliated broker-dealers and banks and financial institutions.

      The Company maintains its principal executive offices at 1 SunAmerica Center, Los Angeles, California 90067-6022, telephone (310) 772-6000. The Company has no employees; however, employees of the Parent and its other subsidiaries perform various services for the Company. The Parent has approximately 1,600 employees, approximately 880 of whom perform services for the Company as well as for certain of its affiliates.

      As consumer demand for investment-oriented products has grown, the Company has broadened the array of fee income producing products and services it offers and has in recent years significantly increased its fee income. Over the last several years, the Company has enhanced its marketing of variable annuities and mutual funds. Fee income has also expanded through the receipt of broker-dealer net retained commissions. The Company's fee-generating businesses entail no portfolio credit risk and require significantly less capital support than its fixed-rate business, which generates net investment income.
                                      1

      For the year ended September 30, 1996, the Company's net investment income (including net realized investment losses) and fee income by primary product line or service are as follows:

                        NET INVESTMENT AND FEE INCOME

                                                            Primary product or
                                Amount     Percent                      service
                             ---------   ---------    -------------------------
(In thousands)

Net investment income
  (including net realized
  investment losses)         $  43,488        21.3%   Fixed-rate products
                             ---------       -----
Fee income:
  Variable annuity fees        103,970        50.9    Variable annuities
  Net retained commissions      31,548        15.4    Broker-dealer sales
  Asset management fees         25,413        12.4    Mutual funds
                             ---------       -----
  Total fee income             160,931        78.7
                             ---------       -----
Total                        $ 204,419       100.0%
                             =========       =====
      For financial information on the Company's business segments, see Part IV - "Notes to Consolidated Financial Statements - Note 10 - Business Segments."

LIFE INSURANCE OPERATIONS

      Founded in 1965, the Company is an Arizona-chartered company licensed in 49 states and the District of Columbia, the Company specializes in the sale of flexible premium variable annuities and GICs. It has a "AA-" (Excellent) claims-paying ability rating from Standard & Poor's Corporation ("S&P"), a "AA" (Very High) rating from Duff & Phelps, Inc. ("D&P") and an "A2" (Good) rating from Moody's Investors Service ("Moody's"). It also has an "A+" (Superior) rating from industry analyst A.M. Best Company. The Company specializes in the sale of flexible premium variable annuities, including Polaris, the Company's flagship variable annuity, which offers investors nine money management groups, 22 variable annuity portfolios and five fixed-rate account options. The Company ranks among the largest issuers of variable annuities in the nation, according to the latest published industry data.

      Benefitting from continued strong demographic growth of the retirement savings market, industry sales of tax-deferred savings products have represented, for a number of years, a significantly larger source of new premiums for the U.S. life insurance industry than have traditional life insurance products. Recognizing the growth potential of this market, the Company focuses its life insurance operations on the sale of annuities and GICs.

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

      The Company markets its variable annuities through the following distribution channels: (i) independent registered representatives of SunAmerica Securities, Inc. and Advantage Capital Corp., which are indirect wholly owned subsidiaries of the Parent, and Royal Alliance Associates, Inc. ("Royal Alliance"), which is an indirect wholly owned subsidiary of the Company; and
(ii) approximately 600 other securities firms and financial institutions. Approximately 30,000 independent sales representatives nationally are licensed to sell the Company's variable annuity products.

      The Company markets its GICs principally through direct marketing to banks, municipalities, asset management firms and direct plan sponsors or through intermediaries, such as managers or consultants servicing these groups.


FIXED ANNUITIES AND GICs

      The Company services a number of fixed-rate products, including fixed-rate annuities issued in prior years and fixed-rate account options of its variable annuity contracts. Although the Company's contracts remain in force an average of seven to ten years, a majority (approximately 81% at September 30, 1996) reprice annually at discretionary rates determined by the Company. In repricing, the Company takes into account yield characteristics of its investment portfolio, annuity surrender assumptions and competitive industry pricing.

      During 1995 the Company began augmenting its retail annuity sales effort
with the marketing of institutional products.   At September 30, 1996, the
Company had $410.2 million of fixed-maturity, variable-rate GIC obligations that reprice periodically based upon certain defined indexes. Of the total GIC portfolio at September 30, 1996, approximately 83% was sold to asset management firms, including bank trust departments, and 17% was sold to banks. The one new GIC contract sold by the Company in 1996 amounted to $75.0 million, compared to an average new GIC contract size of $34.4 million in 1995.

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company's fixed-rate products incorporate surrender charges or other limitations on when contracts can be surrendered for cash to encourage persistency. Approximately 63% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at September 30, 1996.


VARIABLE ANNUITIES

      The variable annuity products of the Company offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as guaranteed fixed-rate account options. The Company earns fee income through the sale, administration and management of the variable account options of its variable annuity products. The Company also earns investment income on monies allocated to the fixed-rate account options of these products. Variable annuities offer retirement planning features and surrender charges similar to those offered by fixed annuities, but differ in that the annuity holder's rate of return is generally dependent upon the investment performance of the particular equity, fixed-income, money market or asset allocation funds selected by the contractholder. Because the investment risk is borne by the customer in all but the fixed-rate account options, these products require significantly less capital support than fixed annuities. The average new variable annuity contract sold by the Company amounted to approximately $37,000 in 1996.

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

      For the years ended September 30, 1996, 1995 and 1994, the Company's yields on average invested assets were 7.50%, 7.62% and 8.20%, respectively, before net realized investment losses, and it realized net investment spreads of 2.59%, 2.95% and 3.78%, respectively, on average invested assets. At September 30, 1996, the weighted average life of the Company's investments was approximately five years and the duration was approximately three. Weighted average life is the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common option-adjusted measure for the price sensitivity of a fixed-income portfolio to changes in interest rates. It is the calculation of the relative percentage change in market value resulting from shifts in interest rates, and recognizes the changes in portfolio cashflows resulting from embedded options such as prepayments and bond calls.

      The Company's general investment philosophy is to hold fixed maturity assets for long-term investment. Thus, it does not have a trading portfolio. Effective December 1, 1995, pursuant to guidelines issued by the Financial Accounting Standards Board, the Company determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in prepayment risk, the Company's need for liquidity and other similar factors. Accordingly, the Company no longer classifies a portion of its Bond Portfolio as held for investment.
                                      4

      The following table summarizes the Company's investment portfolio at September 30, 1996:

                              SUMMARY OF INVESTMENTS

                                                   Amortized       Percent of
                                                        cost        portfolio
                                             ---------------       ----------
                                               (In thousands)
Fixed maturities:
 Cash and short-term investments                 $   122,058              5.2%
 U.S. Government securities                          311,458             13.3
 Mortgage-backed securities                          747,653             32.0
 Other bonds, notes and redeemable
   preferred stocks                                  941,913             40.2
 Mortgage loans                                       98,284              4.2
                                             ---------------       ----------
 Total                                             2,221,366             94.9

Real estate                                           39,724              1.7
Equity securities                                      2,911              0.1
Other invested assets                                 77,925              3.3
                                             ---------------       ----------
Total investments                                $ 2,341,926            100.0%
                                             ===============       ==========

      All of the Bond Portfolio (at amortized cost, excluding $9.1 million of redeemable preferred stock) at September 30, 1996 was rated by S&P, Moody's, D&P, Fitch Investor Service, Inc. ("Fitch") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At September 30, 1996, approximately $1.83 billion (at amortized cost) of the Bond Portfolio was rated investment grade by one or more of these agencies or by the Company or the NAIC, pursuant to applicable NAIC guidelines, including $1.05 billion of U.S. government/agency securities and mortgage-backed securities ("MBSs").

      At September 30, 1996, the Bond Portfolio included $160.8 million (fair value, $160.2 million) of bonds not rated investment grade by S&P, Moody's, D&P, Fitch or the NAIC. Based on their September 30, 1996 amortized cost, these non-investment-grade bonds accounted for 1.8% of the Company's total assets and 6.9% of its invested assets.

      Senior secured loans ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $200.8 million at September 30, 1996. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At September 30, 1996, Secured Loans consisted of loans to 52 borrowers spanning 20 industries.

      Mortgage loans aggregated $98.3 million at September 30, 1996 and consisted of 17 first mortgage loans with an average loan balance of approximately $5.8 million, collateralized by properties located in 11 states.

      At September 30, 1996, the amortized cost of all investments in default as to the payment of principal or interest totaled $3.1 million (fair value, $2.9 million), which constituted 0.1% of total invested assets at amortized cost.

      For more information concerning the Company's investments, including the risks inherent in such investments, see Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity".


MUTUAL FUNDS AND INVESTMENT SERVICES

      Through its registered investment advisor, SunAmerica Asset Management Corp. ("SunAmerica Asset Management") and its related mutual fund distributor, the Company earns fee income by distributing and managing a diversified family of mutual funds and by providing professional management of individual, corporate and pension plan portfolios. These mutual funds offer investors an array of equity, fixed-income, money market and tax-exempt portfolios. In November 1996, SunAmerica Asset Management introduced its new "Style Select Series," which combines the expertise of three well-respected advisors with similar investment styles in each available portfolio. Founded in 1983 and acquired by the Company in January 1990, SunAmerica Asset Management managed approximately $2.43 billion of assets at September 30, 1996, including mutual fund assets and certain of the variable annuity assets of the Company and its affiliates.

      The SunAmerica mutual funds are distributed nationally through a network of approximately 350 financial institutions and affiliated and unaffiliated broker-dealers, as well as by the Company's broker-dealer subsidiary.


BROKER-DEALER

      The Company owns a broker-dealer, Royal Alliance, acquired by the Company in January 1990. As a result of the Company's ongoing active recruitment of independent registered representatives, the Company has increased its network of representatives from approximately 2,800 at September 30, 1995 to approximately 3,000 at September 30, 1996. The Company believes that, through its ownership of Royal Alliance and marketing arrangements with two affiliated broker-dealers, SunAmerica Securities, Inc. and Advantage Capital Corp., it has the largest network of independent registered representatives in the nation, based on industry data.

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

      During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies. In recent years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include investment reserve requirements, risk-based capital standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws relating to product design and illustrations for annuity products. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

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


COMPETITION

      The businesses conducted by the Company are highly competitive. The Company's life insurance operations compete with other life insurers, and also compete for customers' funds with a variety of investment products offered by financial services companies other than life insurance companies, such as banks, investment advisors, mutual fund companies and other financial institutions. Within the U.S. life insurance industry, the 100 largest writers of individual and group annuities account for approximately 97% of total net premiums written. Net annuity premiums written among the top 100 companies range from less than $200 million to more than $9 billion annually. The Company ranks in the top quartile of this group. Certain of these companies and other life insurers with which the Company competes are significantly larger and have available to them much greater financial and other resources. The Company believes the primary competitive factors among life insurance companies for investment-oriented insurance products, such as annuities and GICs, include product flexibility, product pricing, innovation in product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a contract is issued. Other factors affecting the annuity business include the benefits (including before-tax and after-tax investment returns) and guarantees provided to the customer and the commissions paid.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      No matters were submitted during the fourth quarter 1996 to a vote of security-holders, through the solicitation of proxies or otherwise.

                                   PART II
Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      Not applicable.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto and
Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are included elsewhere herein.

                                                                     Years ended September 30,
                                                ----------------------------------------------
                                                    1996     1995      1994      1993      1992
                                                -------- --------  --------  -------- --------
                                                              (In thousands)
RESULTS OF OPERATIONS

Net investment income                           $ 56,843 $ 50,083  $ 58,996  $ 48,912 $ 36,499
Net realized investment losses                   (13,355)  (4,363)  (33,713)  (22,247) (22,749)
Fee income                                       160,931  135,214   131,225   118,247   97,220
General and administrative expenses              (80,048) (61,629)  (52,636)  (55,142) (55,615)
Provision for future guaranty fund
  assessments                                        ---      ---       ---    (4,800)     ---
Amortization of deferred acquisition costs       (57,520) (58,713)  (44,195)  (30,825) (18,224)
Annual commissions                                (4,613)  (2,658)   (1,158)     (312)    (215)
Other income and expenses, net                     7,070    7,063     8,801     9,679    9,218
                                                -------- --------  --------  -------- --------

Pretax income                                     69,308   64,997    67,320    63,512   46,134
Income tax expense                               (24,252) (25,739)  (22,705)  (21,794) (15,361)
                                                -------- --------  --------  -------- --------
INCOME FROM CONTINUING OPERATIONS                 45,056   39,258    44,615    41,718   30,773
Net income of subsidiaries sold to affiliates                             ------------   1,312
                                                -------- --------  --------  -------- --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAXES                     45,056   39,258    44,615    41,718   32,085

Cumulative effect of change in accounting
  for income taxes                                   ---      ---   (20,463)      ---      ---
                                                -------- --------  --------  -------- --------
NET INCOME                                      $ 45,056 $ 39,258  $ 24,152  $ 41,718 $ 32,085
                                                ======== ========  ========  ======== ========


ITEM. 6   SELECTED CONSOLIDATED FINANCIAL DATA (continued)

                                                                               At  September 30,
                                ---------------------------------------------------------------
                                      1996         1995          1994         1993         1992
                               -----------  -----------   -----------  -----------  -----------
                                                        (In thousands)
FINANCIAL POSITION

Investments                     $2,329,232   $2,114,908    $1,632,072   $2,093,100   $2,126,899
Variable annuity assets          6,311,557    5,230,246     4,486,703    4,170,275    3,284,507
Deferred acquisition costs         443,610      383,069       416,289      336,677      288,264
Other assets                       120,136       55,474        67,062       71,337       91,588
                               -----------  -----------   -----------  -----------  -----------

TOTAL ASSETS                    $9,204,535   $7,783,697    $6,602,126   $6,671,389   $5,791,258
                               ===========  ===========   ===========  ===========  ===========

Reserves for fixed annuity
  contracts                     $1,789,962   $1,497,052    $1,437,488   $1,562,136   $1,735,565
Reserves for guaranteed
  investment contracts             415,544      277,095           ---          ---          ---
Variable annuity liabilities     6,311,557    5,230,246     4,486,703    4,170,275    3,284,507
Other payables and accrued
  liabilities                       96,196      227,953       195,134      495,308      398,045
Subordinated notes payable
  to Parent                         35,832       35,832        34,712       34,432       15,500
Deferred income taxes               70,189       73,459        64,567       38,145       35,163
Shareholder's equity               485,255      442,060       383,522      371,093      322,478
                               -----------  -----------   -----------  -----------  -----------
TOTAL LIABILITIES AND
  SHAREHOLDER'S EQUITY          $9,204,535   $7,783,697    $6,602,126   $6,671,389   $5,791,258
                               ===========  ===========   ===========  ===========  ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations of Anchor National Life Insurance Company (the "Company") for the three years in the period ended September 30, 1996 follows. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in the following discussion and elsewhere in this report and in any other statements made by or on behalf of the Company, whether or not in future filings with the Securities and Exchange Commission ("SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements contained in this report which represent the Company's beliefs concerning future or projected levels of sales of the Company's products, investment spreads or yields, or the earnings or profitability of the Company's activities.

      Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from the forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility, and other risks associated with the Company's investment portfolio, and other factors. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

RESULTS OF OPERATIONS

      INCOME BEFORE CUMULATIVE EFFECTIVE OF CHANGE IN ACCOUNTING FOR INCOME TAXES totaled $45.1 million in 1996, compared with $39.3 million in 1995 and $44.6 million in 1994. The cumulative effect of the change in accounting for income taxes resulting from the 1994 implementation of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," amounted to a nonrecurring non-cash charge of $20.5 million. Accordingly, net income amounted to $24.1 million in 1994.

      PRETAX INCOME totaled $69.3 million in 1996, $65.0 million in 1995, and $67.3 million in 1994. The $4.3 million improvement in 1996 over 1995 primarily resulted from increased net investment income and significantly increased fee income partially offset by increased net realized investment losses and additional general and administrative expenses. The $2.3 million decline in 1995 over 1994 primarily resulted from additional amortization of deferred acquisition costs, increased general and administrative expenses and decreased net investment income, partially offset by decreased net realized investment losses.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, totaled $56.8 million in 1996, $50.1 million in 1995 and $59.0 million in 1994. These amounts represent 2.59% on average invested assets (computed on a daily basis) of $2.19 billion in 1996, 2.95% on average invested assets of $1.70 billion in 1995 and 3.78% on average invested assets of $1.56 billion in 1994.

      Net investment income also includes the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $142.9 million in 1996, $108.4 million in 1995 and $49.5 million in 1994. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities was 2.25% in 1996, 2.63% in 1995 and 3.64% in 1994.

      Investment income and the related yields on average invested assets totaled $164.6 million or 7.50% in 1996, compared with $129.5 million or 7.62% in 1995 and $127.8 million or 8.20% in 1994.

      Investment income rose during 1996 as a result of higher levels of average invested assets, partially offset by reduced investment yields. Investment yields were lower in 1996 because of a generally declining interest rate environment since early 1995 and lower contributions from the Company's investments in partnerships. Partnership income totaled $4.1 million in 1996, $5.1 million in 1995 and $9.5 million in 1994. This income represents a yield of 10.12% on average investments in partnerships of $40.2 million in 1996, compared with 10.60% on average investments in partnerships of $48.4 million in 1995 and 23.78% on average investments in partnerships of $39.9 million in 1994. Partnership income is based upon cash distributions received from limited partnerships, the operations of which the Company does not significantly influence. Consequently, such income is not predictable and there can be no assurance that the Company will realize comparable levels of such income in the future.

      The decline in investment yield in 1995 compared with 1994 is primarily due to lower contributions from the Company's investments in partnerships and a significant decline from the $3.7 million of yield enhancement recorded in 1994 through the Company's use of dollar roll transactions ("Dollar Rolls"). Although the Company continues to use Dollar Rolls, their use did not have a significant impact on investment income in 1995 or 1996.

      Total interest expense aggregated $107.8 million in 1996, $79.4 million in 1995 and $68.8 million in 1994. The average rate paid on all interest-bearing liabilities increased to 5.25% (5.11% on fixed annuity contracts and 5.87% on guaranteed investment contracts ("GICs")) in 1996, compared with 4.99% (4.90% on fixed annuity contracts and 6.14% on GICs) in 1995 and 4.56% (4.50% on fixed annuity contracts) in 1994. Interest-bearing liabilities averaged $2.05 billion during 1996, compared with $1.59 billion during 1995 and $1.51 billion during 1994.

      The increase in the average rates paid on all interest-bearing liabilities during 1996 primarily resulted from the growth in average reserves for GICs, which credit at higher rates of interest than fixed annuity contracts. Average GIC reserves were $340.5 million in 1996 and $60.8 million in 1995. The increase in average crediting rates in 1995 resulted from higher crediting rates on fixed annuity contracts as interest rates rose from the low levels experienced in 1994.

      The growth in average invested assets since 1994 primarily reflects sales of the Company's fixed-rate products, consisting of both fixed accounts of variable annuity products and GICs. Fixed annuity premiums totaled $741.8 million in 1996, compared with $284.4 million in 1995 and $140.7 million in 1994. These increased premiums resulted from greater inflows into the one-year fixed account of the Company's Polaris variable annuity product.

      GIC premiums totaled $135.0 million in 1996 and $275.0 million in 1995. In 1995, the Company began to issue GICs, which guarantee the payment of principal and interest at fixed or variable rates for a term of one year. The Company's GICs that are purchased by asset management firms permit withdrawals with notice of 90 days. Contracts that are purchased by banks or state and local governmental authorities may permit scheduled book value withdrawals subject to terms of the underlying indenture or agreement. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity (see "Financial Condition and Liquidity").

      NET REALIZED INVESTMENT LOSSES totaled $13.4 million in 1996, $4.4 million in 1995 and $33.7 million in 1994 and represent 0.61%, 0.26% and 2.16%, respectively, of average invested assets. Net realized investment losses include impairment writedowns of $16.0 million in 1996, $4.8 million in 1995 and $14.2 million in 1994. Therefore, net gains from sales of investments totaled $2.6 million in 1996 and $0.4 million in 1995. In 1994, the Company incurred $19.5 million of net losses from sales of investments.

      Net gains from sales of investments in 1996 include $4.1 million of net gains realized on $1.27 billion of sales of bonds and $288.6 million of redemptions of bonds. Net gains from sales of investments in 1995 include a $4.4 million gain on sales of real estate, common stock and other invested assets offset by $4.0 million of net losses realized on $1.11 billion of sales of bonds. Net losses from sales of investments in 1994 include $17.3 million of net losses realized on $673.6 million of sales of bonds. These bond sales include approximately $289.3 million of sales of MBSs made primarily to acquire other MBSs that were then used in dollar roll transactions ("Dollar Rolls"). Sales of investments are generally made to maximize total return.

      Impairment writedowns in 1996 include $13.4 million of provisions applied to certain real estate owned in Arizona on December 31, 1995. Prior to that date, the statutory carrying value of this real estate had been guaranteed by the Company's ultimate parent, SunAmerica Inc. On December 31, 1995, the Parent made a $27.4 million capital contribution to the company through the company's direct parent in exchange for the termination of its guaranty with respect to this real estate. Accordingly, the Company reduced the carrying value of this real estate to estimated fair value to reflect the termination of the guaranty. The Parent continues to guarantee the statutory carrying value of the Company's other real estate owned in Arizona.

      Impairment writedowns in 1995 include $2.0 million of additional provisions applied to defaulted bonds and $1.8 million of additional provisions applied to certain interest-only strips ("IOs"). IOs, a type of MBS used as an asset-liability matching tool to hedge against rising interest rates, are investment grade securities that give the holder the right to receive only the interest payments on a pool of underlying mortgage loans. At September 30,

1996, the amortized cost of the IOs held by the Company was $2.6 million and their fair value was $3.7 million. Impairment writedowns in 1994 of $14.2 million reflect additional provisions applied to bonds, primarily made in response to the adverse impact of declining interest rates on certain MBSs.

      VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees totaled $104.0 million in 1996, $84.2 million in 1995 and $79.1 million in 1994. Increases in variable annuity fees in 1996 and 1995 reflect growth in average variable annuity assets, principally due to increased market values and the receipt of variable annuity premiums, partially offset by surrenders. Variable annuity assets averaged $5.70 billion during 1996, $4.65 billion during 1995 and $4.40 billion during 1994. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, totaled $919.8 million in 1996, $577.2 million in 1995 and $769.6 million in 1994. The increase in premiums in 1996 may be attributed, in part, to a heightened demand for equity investments, principally as a result of generally improved market performance. The decline in premiums in 1995 may be attributed, in part, to a heightened demand for fixed-rate investment options, including the fixed accounts of variable annuities. The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future.

      ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds by SunAmerica Asset Management Corp. Such fees totaled $25.4 million on average assets managed of $2.14 billion in 1996, $26.9 million on average assets managed of $2.07 billion in 1995 and $31.3 million on average assets managed of $2.39 billion in 1994. Asset management fees decreased slightly in 1996, despite a modest increase in average assets managed, principally due to changes in product mix. The decrease in asset management fees during 1995 principally resulted from the decline in average assets managed, primarily due to an excess of redemptions over sales. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $379.9 million in 1996, compared with $426.5 million in 1995 and $561.0 million in 1994. Sales of mutual funds, excluding sales of money market accounts, amounted to $223.4 million in 1996, compared with $140.2 million in 1995 and $342.6 million in 1994. Higher mutual fund sales and lower redemptions in 1996 both reflect the combined effects of additional advertising, the favorable performance records of certain of the Company's mutual funds and heightened demand for equity investments, principally as a result of improved market performance.

      NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiary, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $31.5 million in 1996, $24.1 million in 1995 and $20.8 million in 1994. Broker-dealer sales (mainly sales of general securities, mutual funds, and annuities) totaled $8.75 billion in 1996, $5.67 billion in 1995 and $5.21 billion in 1994. The significant increases in sales and net retained commissions during 1996 reflect a greater number of registered representatives and higher average production, combined with generally favorable market conditions. Increases in net retained commissions are not proportionate to increases in sales primarily due to differences in sales mix.

      SURRENDER CHARGES on fixed and variable annuities totaled $5.2 million in 1996, $5.9 million in 1995 and $5.0 million in 1994. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first five to seven years of the contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $898.0 million in 1996, $908.9 million in 1995 and $723.9 million in 1994. These payments represent 12.4%, 15.1% and 12.5%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $634.1 million in 1996, $646.4 million in 1995 and $459.1
million in 1994.   Such variable annuity surrenders represent 11.2%, 14.0% and
10.5%, respectively, of average variable annuity liabilities in 1996, 1995 and 1994. Variable annuity surrender rates increased in 1995 primarily due to surrenders on a closed block of business, policies coming off surrender charge restrictions and increased competition in the marketplace. Fixed annuity surrenders have remained relatively constant, totaling $263.8 million in 1996, $262.4 million in 1995 and $264.8 million in 1994. Management anticipates that withdrawal rates will remain relatively stable for the foreseeable future.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $80.0 million in 1996, compared with $61.6 million in 1995 and $52.6 million in 1994. General and administrative expenses in 1996 include expenses related to a national advertising campaign, as well as additional administrative expenses related to a growing block of business. General and administrative expenses remain closely controlled through a company-wide cost containment program and represent approximately 1% of average total assets.

       AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $57.5 million in 1996, $58.7 million in 1995 and $44.2 million in 1994. The decline in amortization for 1996 is due to lower redemptions of mutual funds from the rate experienced in 1995, partially offset by additional fixed and variable annuity and mutual fund sales in recent years and the subsequent amortization of related deferred commissions and other acquisition costs. The increase in amortization in 1995 was primarily caused by the substantial reduction in net realized capital losses from the level experienced in 1994.

      ANNUAL COMMISSIONS represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's variable annuity contracts. Substantially all of the Company's currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. Annual commissions totaled $4.6 million in 1996, $2.7 million in 1995 and $1.2 million in 1994. The increase in annual commissions since 1994 reflects increased sales of annuities that offer this commission option. The company estimates that approximately 35% of the average balances of its variable annuity products are currently subject to such annual commissions. Based on current sales, this percentage is expected to increase in future periods.

      INCOME TAX EXPENSE totaled $24.3 million in 1996, $25.7 million in 1995 and $22.7 million in 1994, representing effective tax rates of 35% in 1996, 40% in 1995 and 34% in 1994. The increase in the effective tax rate in 1995 was due to a prior year tax settlement. Without such payment, the effective tax rate would have been 33%.
                                     15

FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDER'S EQUITY increased by $43.2 million to $485.3 million at September 30, 1996 from $442.1 million at September 30, 1995, primarily as a result of the $45.1 million of net income recorded in 1996 and a $0.2 million reduction of net unrealized losses on debt and equity securities available for sale charged directly to shareholder's equity. In addition, the Company received a contribution of capital of $27.4 million in December 1995 and paid a dividend of $29.4 million in March 1996.

      TOTAL ASSETS increased by $1.42 billion to $9.20 billion at September 30, 1996 from $7.78 billion at September 30, 1995, principally due to a $1.08 billion increase in the separate accounts for variable annuities and a $214.3 million increase in invested assets.

      INVESTED ASSETS at year end totaled $2.33 billion in 1996, compared with $2.11 billion in 1995. This $214.3 million increase primarily resulted from a $208.2 million increase in amounts receivable from brokers for sales of securities.

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

      THE BOND PORTFOLIO had an aggregate amortized cost that exceeded its fair value by $13.8 million at September 30, 1996, compared with $3.7 million at September 30, 1995 (including net unrealized losses of $10.8 million on the portion of the portfolio that was designated as available for sale at September 30, 1995). The increase in net unrealized losses on the Bond Portfolio since September 30, 1995, principally reflects the higher prevailing interest rates at September 30, 1996 and their corresponding effect on the fair value of the Bond Portfolio.

      All of the Bond Portfolio ($1.99 billion at amortized cost, excluding $9.1 million of redeemable preferred stocks) at September 30, 1996 was rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff and Phelps Credit Rating Co. ("D&P"), Fitch Investor Service, Inc. ("Fitch") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At September 30, 1996, approximately
$1.83 billion of the Bond Portfolio (at amortized cost) was rated investment grade by one or more of these agencies or by the Company or the NAIC, pursuant to applicable NAIC guidelines, including $1.05 billion of U.S. government/agency securities and MBSs.

      At September 30, 1996, the Bond Portfolio included $160.8 million (fair value, $160.2 million) of bonds not rated investment grade by S&P, Moody's, D&P, Fitch or the NAIC. Based on their September 30, 1996 amortized cost, these non-investment-grade bonds accounted for 1.8% of the Company's total assets and 6.9% of its invested assets.

      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company intends that the proportion of its portfolio in such securities not exceed current levels, but its policies may change from time to time, including in connection with any possible acquisition. The Company had no material concentrations of non-investment-grade securities at September 30, 1996.

The table on the following page summarizes the Company's rated bonds by rating classification as of September 30, 1996.


                                          RATED BONDS BY RATING CLASSIFICATION
                                                 (dollars in thousands)
                                                   Issues not rated by S&P/Moody's/
         Issues Rated by S&P/Moody's/D&P/Fitch          D&P/Fitch, by NAIC Category                               Total
----------------------------------------------  ----------------------------------- -----------------------------------
 S&P/(Moody's)/                      Estimated      NAIC                  Estimated             Percent of    Estimated
  [D&P]/{Fitch}         Amortized         fair  category    Amortized          fair   Amortized   invested         fair
   category (1)              cost        value        (2)        cost         value        cost   assets(3)       value
---------------       -----------  -----------  --------  -----------  ------------ -----------  ---------  -----------

AAA+ to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}         $ 1,345,960  $ 1,333,515       1    $   125,115  $   125,046   $ 1,471,075     62.81%  $ 1,458,561
BBB+ to BBB-
  (Baal to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}          226,312      226,191       2        133,773      133,698       360,085     15.38       359,889
BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}             30,023       30,368       3          5,597        5,597        35,620      1.52        35,965
B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}               87,580       90,468       4         17,136       18,089       104,716      4.47       108,557
CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}             19,847       15,018       5            ---          ---        19,847      0.85        15,018
C1 to D
  [DD]
  {D}                         ---          ---       6            618          618           618      0.03           618
                      -----------  -----------            -----------  -----------   -----------             -----------
Total rated issues    $ 1,709,722  $ 1,695,560            $   282,239  $   283,048   $ 1,991,961             $ 1,978,608
                      ===========  ===========            ===========  ===========   ===========             ===========

Footnotes appear on the following page.

      Footnotes to the table of Rated Bonds by Rating Classification
      --------------------------------------------------------------

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

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or
      near default.     These   six   categories    correspond   with   the
      S&P/Moody's/D&P/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. A substantial portion of the assets in the NAIC categories were rated by the Company pursuant to applicable of NAIC rating guidelines.

(3)   At amortized cost.

      SENIOR SECURED LOANS ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $200.8 million at September 30, 1996. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At September 30, 1996, Secured Loans consisted of loans to 52 borrowers spanning 20 industries, with 22% of these assets (at amortized cost) concentrated in the leisure industry. No other industry concentration constituted more than 9% of these assets.

      While the trading market for Secured Loans is more limited than for publicly traded corporate debt issues, management believes that participation in these transactions has enabled the Company to improve its investment yield. Although, as a result of restrictive financial covenants, Secured Loans involve greater risk of technical default than do publicly traded investment-grade securities, management believes that the risk of loss upon default for its Secured Loans is mitigated by their financial covenants and senior secured positions. The Company's Secured Loans are rated by S&P, Moody's, D&P, Fitch or by the Company or the NAIC, pursuant to comparable statutory rating guidelines established by the NAIC.

      MORTGAGE LOANS aggregated $98.3 million at September 30, 1996 and consisted of 17 first mortgage loans with an average loan balance of approximately $5.8 million, collateralized by properties located in 11 states. At September 30, 1996, the Company had no concentrations in any single state or in any single type of property that amounted to more than 23% of the mortgage loan portfolio. At September 30, 1996, there were four loans with outstanding balances of $10 million or more, the largest of which had a balance of approximately $21 million, which collectively aggregated approximately 61% of the portfolio. At September 30, 1996, approximately 33% of the mortgage loan portfolio consisted of loans with balloon payments due before October 1, 1999. At September 30, 1996, loans delinquent by more than 90 days totaled $1.5 million (1.6% of total mortgages). There were no loans foreclosed upon and transferred to real estate in the balance sheet during 1996. At September 30, 1996, mortgage loans having an aggregate carrying value of $21.3 million had been previously restructured. Of this amount, $16.5 million was restructured during 1995 and $4.8 million was restructured during 1992. No mortgage loans were restructured during 1996.

      Approximately 62% of the mortgage loans in the portfolio at September 30, 1996 were seasoned loans underwritten to the Company's standards and purchased at or near par from another financial institution which was downsizing its portfolio. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the effects of general economic conditions on these commercial properties. However, due to the seasoned nature of the Company's mortgage loans and its strict underwriting standards, the Company believes that it has reduced the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

      REAL ESTATE aggregated $39.7 million at September 30, 1996 and consisted of non-income producing land in the Phoenix, Arizona metropolitan area. Of this amount, the Company has undertaken to dispose of $28.4 million during the next year, either to affiliated or nonaffiliated parties, and SunAmerica Inc., the ultimate parent, has guaranteed that the Company will receive its statutory carrying value of these assets.

      OTHER INVESTED ASSETS aggregated $77.9 million at September 30, 1996, including $45.1 million of investments in limited partnerships and an aggregate of $32.8 million of miscellaneous investments, including collateralized bond obligations, CMO residuals, policy loans, separate account investments, and leveraged leases. The Company's limited partnership interests, accounted for by using the cost method of accounting, invest mainly in equity securities.

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

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company's fixed-rate products incorporate surrender charges or other limitations on when contracts can be surrendered for cash to encourage persistency. Approximately 63% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at September 30, 1996.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of
possible future interest rate scenarios.   At September 30, 1996 the weighted
average life of the Company's investments was approximately 5 years and the duration was approximately 3.

      The Company also seeks to provide liquidity from time to time by using reverse repurchase agreements ("Reverse Repos"), Dollar Rolls and by investing in MBSs. It also seeks to enhance its spread income by using Reverse Repos and Dollar Rolls. Reverse Repos involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed upon price and are generally over-collateralized. Dollar Rolls are similar to Reverse Repos except that the repurchase involves securities that are only substantially the same as the securities sold and the arrangement is not collateralized, nor is it governed by a repurchase agreement. MBSs are generally investment-grade securities collateralized by large pools of mortgage loans. MBSs generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

      There are risks associated with some of the techniques the Company uses to provide liquidity, enhance its spread income and match its assets and liabilities. The primary risk associated with the Company's Dollar Rolls and Reverse Repos is counterparty risk. The Company believes, however, that the counterparties to its Dollar Rolls and Reverse Repos are financially responsible and that the counterparty risk associated with those transactions is minimal. Counterparty risk associated with Dollar Rolls is further mitigated by the Company's participation in an MBS trading clearinghouse. The sell and buy transactions that are submitted to this clearinghouse are marked to market on a daily basis and each participant is required to over-collateralize its net loss position by 30% with either cash, letters of credit or government securities. The primary risk associated with MBSs is that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase.

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

      DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $3.1 million at September 30, 1996 (at amortized cost, with a fair value of $2.9 million) including $1.6 million of bonds and notes and $1.5 million of mortgage loans. At September 30, 1996, defaulted investments constituted 0.1% of total invested assets. At September 30, 1995, defaulted investments totaled $5.0 million which constituted 0.2% of total invested assets.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At September 30, 1996, approximately $936.8 million of the Company's Bond Portfolio had an aggregate unrealized gain of $20.1 million, while approximately $1.06 billion of the Bond Portfolio had an aggregate unrealized loss of $33.9 million. In addition, the Company's investment portfolio currently provides approximately $21.6 million of monthly cash flow from scheduled principal and interest payments.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

      The directors and principal officers of Anchor National Life Insurance
Company (the "Company") as of December 19, 1996 are listed below, together with information as to their ages, dates of election and principal business occupation during the last five years (if other than their present business occupation).
                                                             Other Positions and
                                                Year           Other Business
                            Present             Assumed      Experience Within
    Name               Age  Position(s)         Position(s)     Last Five Years**    From-To
-------------          ---  -----------         -----------  ------------------      -------
Eli Broad*             63   Chairman, Chief     1994         Cofounded SunAmerica
                            Executive Officer                Inc. ("SAI") in 1957
                            and President of
                            the Company
                            Chairman, Chief     1986
                            Executive Officer
                            and President of
                            SAI

Joseph M. Tumbler*     48   Executive Vice      1996         President and Chief     1989-1995
                            President                        Executive Officer,
                            of the Company                   Providian
                            Vice Chairman       1995         Capital Management
                            of SAI

Jay S. Wintrob*        39   Executive Vice      1991         Senior Vice President   1989-1991
                            President of the                 (Joined SAI in 1987)
                            Company
                            Vice Chairman of    1995
                            SAI

James R. Belardi*      39   Senior Vice         1992         Vice President and      1989-1992
                            President of the                 Treasurer (Joined SAI
                            Company                          in 1986)
                            Executive Vice      1995
                            President of SAI

Jana Waring Greer*     44   Senior Vice         1991         (Joined SAI in 1974)
                            President of the
                            Company and SAI

Peter McMillan, III*   39   Executive Vice      1994         Senior Vice President,  1989-1994
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




                                                            Other Positions and
                                               Year         Other Business
                           Present             Assumed      Experience Within
    Name              Age  Position(s)         Position(s)  Last Five Years**       From-To
-------------         ---  -----------         -----------  -----------------       -------
Scott L. Robinson*    50   Senior Vice         1991         (Joined SAI in 1978)
                           President of the
                           Company
                           Senior Vice
                           President and
                           Controller of SAI

Lorin M. Fife*        43   Senior Vice         1994         Vice President and      1994-1995
                           President,                       General Counsel-
                           General Counsel                  Regulatory Affairs
                           and Assistant                    of SAI
                           Secretary of                     Vice President and      1989-1994
                           the Company                      Associate General
                           Senior Vice         1995         Counsel of SAI
                           President and                    (Joined SAI in 1989)
                           General Counsel-
                           Regulatory Affairs
                           of SAI

Susan L. Harris*      39   Senior Vice         1994         Vice President,         1994-1995
                           President and                    General Counsel-
                           Secretary of the                 Corporate Affairs and
                           Company                          Secretary of SAI
                           Senior Vice         1995         Vice President,         1989-1994
                           President,                       Associate General
                           General Counsel-                 Counsel and Secretary
                           Corporate Affairs                of SAI (Joined SAI
                           and Secretary of                 in 1985)
                           SAI

James Rowan*          34   Senior Vice         1996         Vice President          1993-1995
                           President of the                 Assistant to the        1992
                           Company and SAI                  Chairman
                                                            Senior Vice President,  1990-1992
                                                            Security Pacific Corp.

N. Scott Gillis       43   Senior Vice         1994         Vice President and      1989-1994
                           President and                    Controller, SunAmerica
                           Controller of the                Life Companies
                           Company                          (Joined SAI in 1985)

Edwin R. Reoliquio    39   Senior Vice         1995         Vice President and      1990-1995
                           President and                    Actuary, SunAmerica
                           Chief Actuary                    Life Companies
                           of the Company
--------------------------------------
*   Also serves as a director
**  Unless otherwise indicated, officers and positions are with SunAmerica Inc.

                                                            Other Positions and
                                               Year         Other Business
                           Present             Assumed      Experience Within
    Name              Age  Position(s)         Position(s)  Last Five Years**       From-To
-------------         ---  -----------         -----------  -----------------       -------
Victor E. Akin        32   Senior Vice         1996         Vice President,         1995-1996
                           President of                     SunAmerica Life
                           the Company                      Companies (SLC)
                                                            Director, SLC           1994-1995
                                                            Manager, SLC            1993-1994
                                                            Actuary, Milliman       1992-1993
                                                            and Robertson
                                                            Consultant, Chalke      1991-1992
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

      The following table shows the cash compensation paid or earned, based on these allocations, to the chief executive officer and top four executive officers of the Company whose allocated compensation exceeds $100,000 and to all executive officers of the Company as a group for services rendered in all capacities to the Company during 1996:

    Name of Individual or                   Capacities In      Allocated Cash
          Number in Group                    Which Served        Compensation
    ---------------------       -------------------------      --------------
    Eli Broad                   Chairman, Chief Executive          $1,444,146
                                 Officer and President
    Joseph M. Tumbler           Executive Vice President              834,708
    Jay S. Wintrob              Executive Vice President              836,327
    James R. Belardi            Senior Vice President                 341,329
    Jana Waring Greer           Senior Vice President                 420,171
    All Executive Officers
      as a Group (12)                                              $5,056,560
                                                                  ===========

    Directors of the Company who are also employees of SunAmerica Inc. or its affiliates receive no compensation in addition to their compensation as employees of SunAmerica Inc. or its affiliates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      No shares of the Company are owned by any executive officer or director. The Company is an indirect wholly owned subsidiary of SunAmerica Inc. Except for Mr. Broad, the percentage of shares of SunAmerica Inc. beneficially owned by any director does not exceed one percent of the class outstanding. At November 30, 1996, Mr. Broad was the beneficial owner of 5,930,156 shares of Common Stock (approximately 5.3% of the class outstanding) and 9,160,294 shares of Class B Common Stock (approximately 84.4% of the class outstanding). Of the Common Stock, 715,872 shares represent restricted shares granted under the Company's employee stock plans as to which Mr. Broad has no investment power; and 3,605,700 shares represent employee stock options held by Mr. Broad which are or will become exercisable on or before February 28, 1997 and as to which he has no voting or investment power. Of the Class B Stock, 8,456,140 shares are held directly by Mr. Broad; and 704,154 shares are registered in the name of a corporation as to which Mr. Broad exercises sole voting and dispositive powers. At November 30, 1996, all directors and officers as a group beneficially owned 9,197,722 shares of Common Stock (approximately 8.1% of the class outstanding) and 9,160,294 shares of Class B Common Stock (approximately 84.4% of the class outstanding).

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

      Reference is made to the index set forth on page F-1 of this report.

EXHIBITS

Exhibit
      No.                                  Description
-------                                    -----------
  3(a) Amended and Restated Articles of Incorporation and Articles of Redomestication, filed with the Arizona Department of Insurance on December 22, 1995, is incorporated herein by reference to Exhibit 3(a) to the Company's quarterly report on Form 10-Q for quarter ended December 31, 1995, filed February 14, 1996.
  3(b) Amended and Restated Bylaws, as adopted January 1, 1996, is incorporated herein by reference to Exhibit 3(b) to the Company's quarterly report on Form 10-Q for quarter ended December 31, 1995, filed February 14, 1996.
  4(a) Amended and Restated Articles of Incorporation and Articles of Redomestication, filed with the Arizona Department of Insurance on December 12, 1996. See Exhibit 3(a).
  4(b)      Amended and Restated Bylaws as adopted January 1, 1996.  See
            Exhibit 3(b).
 10(a) Subordinated Loan Agreement for Equity Capital, dated as of August 23, 1993, between the Company's subsidiary, Royal Alliance, and SAI, defining SAI's rights with respect to the 7% notes due August 22, 1996, is incorporated herein by reference to Exhibit 10(b) to the Company's Form 10-K, filed December 21, 1993.
 10(b) Subordinated Loan Agreement for Equity Capital, dated as of June 30, 1992, between the Company's subsidiary, SACS, and SAI, defining SAI's rights with respect to the 7% notes due June 29, 1996, is incorporated herein by reference to Exhibit 10(d) to the Company's Form 10-K, filed December 21, 1993.
 10(c) Subordinated Loan Agreement for Equity Capital, dated as of May 29, 1992, between the Company's subsidiary, SACS, and SAI, defining SAI's rights with respect to the 7% notes due May 28, 1996, is incorporated herein by reference to Exhibit 10(e) to the Company's Form 10-K, filed December 21, 1993.
 10(d) Subordinated Loan Agreement for Equity Capital, dated as of March 16, 1992, between the Company's subsidiary, SACS, and SAI, defining SAI's rights with respect to the 7% notes due March 15, 1996, is incorporated herein by reference to Exhibit 10(f) to the Company's Form 10-K, filed December 21, 1993.
 10(e) Subordinated Loan Agreement for Equity Capital, dated as of January 14, 1992, between the Company's subsidiary, SACS, and SAI, defining SAI's rights with respect to the 7% notes due January 13, 1996, is incorporated herein by reference to Exhibit 10(g) to the Company's Form 10-K, filed December 21, 1993.
 10(f) Amendment to the Subordinated Loan Agreement for Equity Capital, dated as of August 22, 1996, between the Company's subsidiary, SACS, and SAI, extending the maturity date to September 30, 1999, of a Subordinated Loan Agreement for Equity Capital, dated as of September 30, 1992, which defined SAI's rights of the 9% notes due September 29, 1996.

Exhibit
      No.                                  Description
-------                                    -----------
 10(g)      Subordinated Loan Agreement for Equity Capital, dated as of
            December 14, 1994, between the Company's subsidiary, SACS, and SAI, defining SAI's rights with respect to the 9% notes due January 13,
            1998.
 10(h)      Subordinated Loan Agreement for Equity Capital, dated as of April
            20, 1995, between the Company's subsidiary, SACS, and SAI, defining
            SAI's rights with respect to the 9% notes due May 27, 1998.
 10(i)      Subordinated Loan Agreement for Equity Capital, dated as of May 30,
            1996, between the Company's subsidiary, SACS, and SAI, defining
            SAI's rights with respect to the 9% notes due June 29, 1998.
 10(j)      Subordinated Loan Agreement for Equity Capital, dated as of
            February 24, 1992, between the Company's subsidiary, SACS, and SAI, defining SAI's rights with respect to the 7% notes due March 15,
            1997.
 10(k)      Subordinated Loan Agreement for Equity Capital, dated as of July
            24, 1996, between the Company's subsidiary, Royal Alliance, and
            SAI, defining SAI's rights with respect to the 9% notes due August
            23, 1999.
 10(l)      Amendment to the Subordinated Loan Agreement for Equity Capital,
            dated as of September 3, 1996, between the Company's subsidiary,
            SunAmerica Asset Management, and SAI, extending the maturity date to September 13, 1999 of a Subordinated Loan Agreement for Equity
            Capital, dated as of September 3, 1993, which defined SAI's rights of the 7% notes due September 13, 1996.
    21      Subsidiaries of the Company.
    27      Financial Data Schedule



REPORTS ON FORM 8-K

No Current Report on Form 8-K was filed during the three months ended September 30, 1996.


                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ANCHOR NATIONAL LIFE INSURANCE COMPANY

                              By/s/  SCOTT L. ROBINSON
                              --------------------------------------
                              Scott L. Robinson
December 19, 1996             Senior Vice President and Director

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

            Signature               Title                              Date
            ---------               -----                              ----
/s/   ELI BROAD                     Chairman, Chief Executive          December 19, 1996
------------------------------      Officer and President              -----------------
      Eli Broad                     (Principal Executive Officer)

/s/   SCOTT L. ROBINSON             Senior Vice President and          December 19, 1996 -
-----------------------------       Director (Principal                -----------------
      Scott L. Robinson             Financial Officer)

/s/   N. SCOTT GILLIS               Senior Vice President and          December 19, 1996
------------------------------      Controller (Principal              -----------------
      N. Scott Gillis               Accounting Officer)

/s/   JOSEPH M. TUMBLER             Executive Vice President           December 19, 1996
------------------------------      and Director                       -----------------
      Joseph M. Tumbler

/s/   JAY S. WINTROB                Executive Vice President           December 19, 1996
------------------------------      and Director                       -----------------
      Jay S. Wintrob

/s/   JAMES R. BELARDI              Senior Vice President,             December 19, 1996
------------------------------      Treasurer and Director             -----------------
      James R. Belardi

/s/   LORIN M. FIFE                 Senior Vice President,             December 19, 1996
------------------------------      General Counsel, Assistant         -----------------
      Lorin M. Fife                 Secretary and Director

/s/   JANA W. GREER                 Senior Vice President              December 19, 1996
------------------------------      and Director                       -----------------
      Jana W. Greer

/s/   SUSAN L. HARRIS               Senior Vice President,             December 19, 1996
------------------------------      Secretary and Director             -----------------
      Susan L. Harris

            Signature               Title                             Date
            ---------               -----                             ----
/s/   JAMES W. ROWAN                Senior Vice President             December 19, 1996
------------------------------      and Director                      -----------------
      James W. Rowan

/s/   EDWIN R. REOLIQUIO            Senior Vice President             December 19, 1996
------------------------------      and Chief Actuary                 -----------------
      Edwin R. Reoliquio.

/s/   PETER McMILLAN                Director                          December 19, 1996
------------------------------                                        -----------------
      Peter McMillan


                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  Page(s)
                                                                  -------

Report of Independent Accountants                                 F-2

Consolidated Balance Sheet as of September 30, 1996 and 1995      F-3 through
                                                                  F-4

Consolidated Income Statement for the years ended
      September 30, 1996, 1995 and 1994                           F-5

Consolidated Statement of Cash Flows for the years ended
      September 30, 1996, 1995 and 1994                           F-6 through
                                                                  F-7

Notes to Consolidated Financial Statements                        F-8 through
                                                                  F-26

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholder of Anchor National Life Insurance Company


In our opinion, the accompanying consolidated balance sheet and the related consolidated income statement and statement of cash flows present fairly, in all material respects, the financial position of Anchor National Life Insurance Company and its subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in fiscal 1994.


Price Waterhouse LLP
Los Angeles, California
November 8, 1996

                          ANCHOR NATIONAL LIFE INSURANCE COMPANY

                                CONSOLIDATED BALANCE SHEET


                                                                       September 30,
                                                      ------------------------------
                                                               1996             1995
                                                     --------------   --------------
ASSETS

Investments:
  Cash and short-term investments                     $  122,058,000  $  249,209,000
  Bonds, notes and redeemable
   preferred stocks:
    Available for sale, at fair value
      (amortized cost: 1996, $2,001,024,000;
      1995, $1,500,062,000)                            1,987,271,000   1,489,213,000
    Held for investment, at amortized cost
      (fair value:  1995, $165,004,000)                          ---     157,901,000
  Mortgage loans                                          98,284,000      94,260,000
  Common stocks, at fair value (cost:
    1996, $2,911,000; 1995, $6,576,000)                    3,970,000       4,097,000
  Real estate                                             39,724,000      55,798,000
  Other invested assets                                   77,925,000      64,430,000
                                                      --------------  --------------
  Total investments                                    2,329,232,000   2,114,908,000

Variable annuity assets                                6,311,557,000   5,230,246,000
Receivable from brokers for sales
  of securities                                           52,348,000             ---
Accrued investment income                                 19,675,000      14,192,000
Deferred acquisition costs                               443,610,000     383,069,000
Other assets                                              48,113,000      41,282,000
                                                      --------------  --------------

TOTAL ASSETS                                          $9,204,535,000  $7,783,697,000
                                                      ==============  ==============












                                            F-3





                          ANCHOR NATIONAL LIFE INSURANCE COMPANY

                          CONSOLIDATED BALANCE SHEET (Continued)

                                                                       September 30,
                                                      ------------------------------
                                                                1996            1995
                                                      --------------  --------------
LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts                $1,789,962,000  $1,497,052,000
  Reserves for guaranteed investment
    contracts                                            415,544,000     277,095,000
  Payable to brokers for purchases of
    securities                                                   ---     155,861,000
  Income taxes currently payable                          21,486,000      15,720,000
  Other liabilities                                       74,710,000      56,372,000
                                                      --------------  --------------
  Total reserves, payables
    and accrued liabilities                            2,301,702,000   2,002,100,000
                                                      --------------  --------------
Variable annuity liabilities                           6,311,557,000   5,230,246,000
                                                      --------------  --------------
Subordinated notes payable to Parent                      35,832,000      35,832,000
                                                      --------------  --------------
Deferred income taxes                                     70,189,000      73,459,000
                                                      --------------  --------------
Shareholder's equity:
  Common Stock                                             3,511,000       3,511,000
  Additional paid-in capital                             280,263,000     252,876,000
  Retained earnings                                      207,002,000     191,346,000
  Net unrealized losses on debt and equity
    securities available for sale                         (5,521,000)     (5,673,000)
                                                      --------------  --------------
  Total shareholder's equity                             485,255,000     442,060,000
                                                      --------------  --------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY            $9,204,535,000  $7,783,697,000
                                                      ==============  ==============











                                  See accompanying notes

                          ANCHOR NATIONAL LIFE INSURANCE COMPANY

                               CONSOLIDATED INCOME STATEMENT

                                                             Years ended September 30,
                                     -------------------------------------------------
                                              1996              1995              1994
                                     -------------     -------------     -------------
Investment income                    $ 164,631,000     $ 129,466,000     $ 127,758,000
                                     -------------     -------------     -------------
Interest expense on:
  Fixed annuity contracts              (82,690,000)      (72,975,000)      (66,311,000)
  Guaranteed investment contracts      (19,974,000)       (3,733,000)              ---
  Senior indebtedness                   (2,568,000)         (227,000)          (71,000)
  Subordinated notes payable
    to Parent                           (2,556,000)       (2,448,000)       (2,380,000)
                                     -------------      ------------     -------------
  Total interest expense              (107,788,000)      (79,383,000)      (68,762,000)
                                     -------------      ------------     -------------
NET INVESTMENT INCOME                   56,843,000        50,083,000        58,996,000
                                     -------------      ------------     -------------
NET REALIZED INVESTMENT LOSSES         (13,355,000)       (4,363,000)      (33,713,000)
                                     -------------      ------------     -------------
Fee income:
  Variable annuity fees                103,970,000        84,171,000        79,101,000
  Asset management fees                 25,413,000        26,935,000        31,302,000
  Net retained commissions              31,548,000        24,108,000        20,822,000
                                     -------------      ------------     -------------
TOTAL FEE INCOME                       160,931,000       135,214,000       131,225,000
                                     -------------     -------------     -------------
Other income and expenses:
  Surrender charges                      5,184,000         5,889,000         5,034,000
  General and administrative
    expenses                           (80,048,000)      (61,629,000)      (52,636,000)
  Amortization of deferred
    acquisition costs                  (57,520,000)      (58,713,000)      (44,195,000)
  Annual commissions                    (4,613,000)       (2,658,000)       (1,158,000)
  Other, net                             1,886,000         1,174,000         3,767,000
                                     -------------     -------------     -------------
TOTAL OTHER INCOME AND EXPENSES       (135,111,000)     (115,937,000)      (89,188,000)
                                     -------------     -------------     -------------
PRETAX INCOME                           69,308,000        64,997,000        67,320,000
Income tax expense                     (24,252,000)      (25,739,000)      (22,705,000)
                                     -------------     -------------     -------------
INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING FOR
  INCOME TAXES                          45,056,000        39,258,000        44,615,000

Cumulative effect of change
  in accounting for income taxes               ---               ---       (20,463,000)
                                     -------------     -------------     -------------
NET INCOME                           $  45,056,000     $  39,258,000     $  24,152,000
                                     =============     =============     =============


                                  See accompanying notes
                                            F-5

                          ANCHOR NATIONAL LIFE INSURANCE COMPANY

                           CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             Years ended September 30,
                                     -------------------------------------------------
                                              1996              1995              1994
                                     -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                           $  45,056,000     $  39,258,000     $  24,152,000
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
     Interest credited to:
       Fixed annuity contracts          82,690,000        72,975,000        66,311,000
       Guaranteed investment contracts  19,974,000         3,733,000               ---
     Net realized investment losses     13,355,000         4,363,000        33,713,000
     Accretion of net discounts
       on investments                   (8,976,000)       (6,865,000)       (2,050,000)
     Amortization of goodwill            1,169,000         1,168,000         1,169,000
     Provision for deferred
       income taxes                     (3,351,000)       (1,489,000)       19,395,000
     Cumulative effect of change
       in accounting for income taxes          ---               ---        20,463,000
Change in:
  Accrued investment income             (5,483,000)        3,373,000        (1,310,000)
  Deferred acquisition costs           (60,941,000)       (7,180,000)      (34,612,000)
  Other assets                          (8,000,000)        7,047,000         5,133,000
  Income taxes currently payable         5,766,000         3,389,000         6,559,000
  Other liabilities                      5,474,000         4,063,000            46,000
Other, net                                (129,000)            7,000           360,000
                                      ------------      ------------      ------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                            86,604,000       123,842,000       139,329,000
                                      ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Premium receipts on:
     Fixed annuity contracts           651,649,000       245,320,000       138,526,000
     Guaranteed investment contracts   134,967,000       275,000,000               ---
  Net exchanges to (from) the fixed
     accounts of variable annuity
     contracts                        (236,705,000)       10,475,000       (29,286,000)
  Withdrawal payments on:
     Fixed annuity contracts          (173,489,000)     (237,977,000)     (269,412,000)
     Guaranteed investment contracts   (16,492,000)       (1,638,000)              ---
  Claims and annuity payments on
     fixed annuity contracts           (31,107,000)      (31,237,000)      (31,146,000)
  Net receipts from (repayments of)
     other short-term financings      (119,712,000)        3,202,000      (166,685,000)
  Capital contribution received         27,387,000               ---               ---
  Dividend paid                        (29,400,000)              ---               ---
                                     -------------      ------------     -------------
NET CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES                 207,098,000       263,145,000      (358,003,000)
                                     -------------      ------------     -------------

                                            F-6

                          ANCHOR NATIONAL LIFE INSURANCE COMPANY

                     CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

                                                             Years ended September 30,
                                   ---------------------------------------------------
                                              1996              1995              1994
                                   ---------------   ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable
       preferred stocks            $(1,937,890,000)  $(1,556,586,000)  $(1,197,743,000)
    Mortgage loans                     (15,000,000)              ---       (10,666,000)
    Other investments, excluding
       short-term investments          (36,770,000)      (13,028,000)      (26,317,000)
  Sales of:
    Bonds, notes and redeemable
       preferred stocks              1,241,928,000     1,026,078,000       877,068,000
    Real estate                            900,000        36,813,000        33,443,000
    Other investments, excluding
       short-term investments            4,937,000         5,130,000         2,353,000
  Redemptions and maturities of:
    Bonds, notes and redeemable
       preferred stocks                288,969,000       178,688,000       173,763,000
    Mortgage loans                      11,324,000        14,403,000        10,087,000
    Other investments, excluding
          short-term investments        20,749,000        13,286,000        13,500,000
                                     -------------     -------------     -------------
NET CASH USED BY INVESTING
  ACTIVITIES                          (420,853,000)     (295,216,000)     (124,512,000)
                                     -------------     -------------     -------------
NET INCREASE (DECREASE) IN CASH
  AND SHORT-TERM INVESTMENTS          (127,151,000)       91,771,000      (343,186,000)

CASH AND SHORT-TERM INVESTMENTS
  AT BEGINNING OF PERIOD               249,209,000       157,438,000       500,624,000
                                     -------------     -------------     -------------
CASH AND SHORT-TERM INVESTMENTS
  AT END OF PERIOD                   $ 122,058,000     $ 249,209,000     $ 157,438,000
                                     =============     =============     =============

Supplemental cash flow information:

  Interest paid on indebtedness      $   5,982,000     $   3,235,000     $   1,175,000
                                     =============     =============     =============
  Net income taxes paid (recovered)  $  22,031,000     $  23,656,000     $  (3,328,000)
                                     =============     =============     =============

                                  See accompanying notes
                                            F-7

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    NATURE OF OPERATIONS

      Anchor National Life Insurance Company (the "Company") is a wholly owned indirect subsidiary of SunAmerica, Inc. (the "Parent"). The Company is an Arizona-domiciled life insurance company and, on a consolidated basis, conducts its business through three segments: annuity operations, asset management operations and broker-dealer operations. Annuity operations include the sale and administration of fixed and variable annuities and guaranteed investment contracts. Asset management operations, which include the sale and management of mutual funds, is conducted by SunAmerica Asset Management Corp. Broker-dealer operations include the sale of securities and financial services products, and is conducted by Royal Alliance Associates, Inc.

      The operations of the Company are influenced by many factors, including general economic conditions, monetary and fiscal policies of the federal government, and policies of state and other regulatory authorities. The level of sales of the Company's financial products is influenced by many factors, including general market rates of interest; strength, weakness and volatility of equity market; and terms and conditions of competing financial products. The Company is exposed to the typical risks normally associated with a portfolio of fixed-income securities, namely interest rate, option, liquidity and credit risks. The Company controls its exposure to these risks by, among other things, closely monitoring and matching the duration of its assets and liabilities, monitoring and limiting prepayment and extension risk in its portfolio, maintaining a large percentage of its portfolio in highly liquid securities, and engaging in a disciplined process of underwriting, reviewing and monitoring credit risk. The Company also is exposed to market risk, as market volatility may result in reduced fee income in the case of assets managed in mutual funds and held in separate accounts.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION: The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentation.

      The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      RECENTLY ISSUED ACCOUNTING STANDARDS: Effective October 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, the cumulative effect of this change in accounting for income taxes was recorded on October 1, 1993 to increase the liability for Deferred Income Taxes by $20,463,000.

      INVESTMENTS: Cash and short-term investments primarily include cash, commercial paper, money market investments, repurchase agreements and short-term bank participations. All such investments are carried at cost plus accrued interest, which approximates fair value, have maturities of three months or less and are considered cash equivalents for purposes of reporting cash flows.

      Bonds, notes and redeemable preferred stocks available for sale and common stocks are carried at aggregate fair value and changes in unrealized gains or losses, net of tax, are credited or charged directly to shareholder's equity. Bonds, notes and redeemable preferred stocks held for investment (the "Held for Investment Portfolio") are carried at amortized cost. On December 1, 1995, the Company reassessed the appropriateness of classifying a portion of its portfolio of bonds, notes and redeemable preferred stocks as held for investment. This reassessment was made pursuant to the provisions of "Special Report: A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," issued by the Financial Accounting Standards Board in November 1995. As a result of its reassessment, the Company reclassified all of its Held for Investment Portfolio as available for sale. At December 1, 1995, the amortized cost of the Held for Investment Portfolio aggregated $157,830,000 and its fair value was $166,215,000. Upon reclassification, the resulting net unrealized gain of $8,385,000 was credited to Net Unrealized Losses on Debt and Equity Securities Available for Sale in the shareholder's equity section of the balance sheet.

      Bonds, notes and redeemable preferred stocks are reduced to estimated net realizable value when necessary for declines in value considered to be other than temporary. Estimates of net realizable value are subjective and actual realization will be dependent upon future events.

      Mortgage loans are carried at amortized unpaid balances, net of provisions for estimated losses. Real estate is carried at the lower of cost or fair value. Other invested assets include investments in limited partnerships, which are accounted for by using the cost method of accounting; separate account investments; leveraged leases; policy loans, which are carried at unpaid balances; and collateralized mortgage obligation residuals.

      Realized gains and losses on the sale of investments are recognized in operations at the date of sale and are determined using the specific cost identification method. Premiums and discounts on investments are amortized to investment income using the interest method over the contractual lives of the investments.

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      DEFERRED ACQUISITION COSTS: Policy acquisition costs are deferred and amortized, with interest, over the estimated lives of the contracts in relation to the present value of estimated gross profits, which are composed of net interest income, net realized investment gains and losses, variable annuity fees, surrender charges and direct administrative expenses. Costs incurred to sell mutual funds are also deferred and amortized over the estimated lives of the funds obtained. Deferred acquisition costs consist of commissions and other costs that vary with, and are primarily related to, the production or acquisition of new business.

      As debt and equity securities available for sale are carried at aggregate fair value, an adjustment is made to deferred acquisition costs equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains or losses on debt and equity securities available for sale that is credited or charged directly to shareholder's equity. Deferred Acquisition Costs have been increased by $4,200,000 at September 30, 1996, and by $4,600,000 at September 30, 1995 for this adjustment.

      VARIABLE ANNUITY ASSETS AND LIABILITIES: The assets and liabilities resulting from the receipt of variable annuity premiums are segregated in separate accounts. The Company receives administrative fees for managing the funds and other fees for assuming mortality and certain expense risks. Such fees are included in Variable Annuity Fees in the income statement.

      GOODWILL: Goodwill, amounting to $19,478,000 at September 30, 1996, is amortized by using the straight-line method over periods averaging 25 years and is included in Other Assets in the balance sheet.

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

      FEE INCOME: Variable annuity fees and asset management fees are recorded in income as earned. Net retained commissions are recognized as income on a trade-date basis.
                                    F-10

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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










                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



3.    INVESTMENTS

      The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks available for sale and held for investment by major category follow:


                                                                    Estimated
                                                Amortized                fair
                                                     cost               value
                                           --------------      --------------
      AT SEPTEMBER 30, 1996:

      AVAILABLE FOR SALE:
       Securities of the United States
        Government                         $  311,458,000      $  304,538,000
       Mortgage-backed securities             747,653,000         741,876,000
       Securities of public utilities           3,684,000           3,672,000
       Corporate bonds and notes              590,071,000         591,148,000
       Redeemable preferred stocks              9,064,000           8,664,000
       Other debt securities                  339,094,000         337,373,000
                                           --------------      --------------
       Total available for sale            $2,001,024,000      $1,987,271,000
                                           ==============      ==============
      AT SEPTEMBER 30, 1995:

      AVAILABLE FOR SALE:
       Securities of the United States
        Government                         $   59,756,000      $   60,258,000
       Mortgage-backed securities           1,121,064,000       1,110,676,000
       Securities of public utilities             792,000             774,000
       Corporate bonds and notes              290,924,000         288,883,000
       Redeemable preferred stocks              3,945,000           4,937,000
       Other debt securities                   23,581,000          23,685,000
                                           --------------      --------------
       Total available for sale            $1,500,062,000      $1,489,213,000
                                           ==============      ==============
      HELD FOR INVESTMENT:
       Securities of the United States
        Government                         $   10,379,000      $   10,797,000
       Mortgage-backed securities               8,378,000           8,378,000
       Corporate bonds and notes              105,980,000         112,665,000
       Other debt securities                   33,164,000          33,164,000
                                           --------------      --------------
       Total held for investment           $  157,901,000      $  165,004,000
                                           ==============      ==============

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



3.    INVESTMENTS (continued)

      The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks available for sale by contractual maturity, as of September 30, 1996, follow:

                                                                    Estimated
                                                Amortized                fair
                                                     cost               value
                                           --------------      --------------
      AVAILABLE FOR SALE:
       Due in one year or less             $   18,792,000      $   19,357,000
       Due after one year through
         five years                           505,564,000         499,163,000
       Due after five years through
         ten years                            378,249,000         378,250,000
       Due after ten years                    350,766,000         348,625,000
       Mortgage-backed securities             747,653,000         741,876,000
                                           --------------      --------------
       Total available for sale            $2,001,024,000      $1,987,271,000
                                           ==============      ==============


      Actual maturities of bonds, notes and redeemable preferred stocks will differ from those shown above due to prepayments and redemptions.









                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



3.    INVESTMENTS (continued)

      Gross unrealized gains and losses on bonds, notes and redeemable preferred stocks available for sale and held for investment by major category follow:
                                                   Gross               Gross
                                              unrealized          unrealized
                                                   gains              losses
                                           -------------       -------------
      AT SEPTEMBER 30, 1996:

      AVAILABLE FOR SALE:
        Securities of the United States
          Government                       $     284,000       $  (7,204,000)
        Mortgage-backed securities             7,734,000         (13,511,000)
        Securities of public utilities             1,000             (13,000)
        Corporate bonds and notes             11,709,000         (10,632,000)
        Redeemable preferred stocks               16,000            (416,000)
        Other debt securities                    431,000          (2,152,000)
                                           -------------       -------------
        Total available for sale           $  20,175,000       $ (33,928,000)
                                           =============       =============


      AT SEPTEMBER 30, 1995:

      AVAILABLE FOR SALE:
        Securities of the United States
          Government                       $     553,000       $     (51,000)
        Mortgage-backed securities            12,013,000         (22,401,000)
        Securities of public utilities               ---             (18,000)
        Corporate bonds and notes              5,344,000          (7,385,000)
        Redeemable preferred stocks              992,000                 ---
        Other debt securities                    104,000                 ---
                                           -------------       -------------
        Total available for sale           $  19,006,000       $ (29,855,000)
                                           =============       =============
      HELD FOR INVESTMENT:
        Securities of the United States
          Government                       $     432,000       $     (14,000)
        Corporate bonds and notes              6,685,000                 ---
                                           -------------       -------------
        Total held for investment          $   7,117,000       $     (14,000)
                                           =============       =============

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY


3.    INVESTMENTS (continued)

      At September 30, 1996, gross unrealized gains on equity securities aggregated
      $1,368,000 and gross unrealized losses aggregated $309,000.  At September 30,
      1995, gross unrealized gains on equity securities aggregated $1,082,000 and gross unrealized losses aggregated $3,561,000.

      Gross realized investment gains and losses on sales of all types of investments are as follows:

                                                            Years ended September 30,
                                             ----------------------------------------
                                                     1996          1995          1994
                                             ------------  ------------  ------------
      BONDS, NOTES AND REDEEMABLE
       PREFERRED STOCKS:
        Available for sale:
          Realized gains                     $ 14,532,000  $ 15,983,000  $ 12,760,000
          Realized losses                     (10,432,000)  (21,842,000)  (31,066,000)

        Held for investment:
          Realized gains                              ---     2,413,000       890,000
          Realized losses                             ---      (586,000)   (1,913,000)

      EQUITIES:
        Realized gains                            511,000       994,000       467,000
        Realized losses                        (3,151,000)     (114,000)     (303,000)

      OTHER INVESTMENTS:
        Realized gains                          1,135,000     3,561,000           ---
        Realized losses                        (1,729,000)      (12,000)     (358,000)

      IMPAIRMENT WRITEDOWNS                   (14,221,000)   (4,760,000)  (14,190,000)
                                             ------------  ------------  ------------
      Total net realized
        investment losses                    $(13,355,000) $ (4,363,000) $(33,713,000)
                                             ============  ============  ============

                        ANCHOR NATIONAL LIFE INSURANCE COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



3.    INVESTMENTS (continued)

      The sources and related amounts of investment income are as follows:
                                                            Years ended September 30,
                                           ------------------------------------------
                                                     1996          1995          1994
                                           -------------- ------------- -------------
      Short-term investments                 $ 10,647,000  $  8,308,000  $  4,648,000
      Bonds, notes and
        redeemable preferred stocks           140,387,000   107,643,000    98,935,000
      Mortgage loans                            8,701,000     7,419,000    12,133,000
      Common stocks                                 8,000         3,000         1,000
      Real estate                                (196,000)      (51,000)    1,379,000
      Limited partnerships                      4,073,000     5,128,000     9,487,000
      Other invested assets                     1,011,000     1,016,000     1,175,000
                                           -------------- ------------- -------------
        Total investment income              $164,631,000  $129,466,000  $127,758,000
                                           ============== ============= =============

      Expenses incurred to manage the investment portfolio amounted to $1,737,000 for the year ended September 30, 1996, $1,983,000 for the year ended September 30,
      1995, and $1,714,000 for the year ended September 30, 1994 and are included in
      General and Administrative Expenses in the income statement.

      At September 30, 1996, no investment exceeded 10% of the Company's consolidated shareholder's equity.

      At September 30, 1996, mortgage loans were collateralized by properties located in 11 states, with loans totaling approximately 21% of the aggregate carrying value of the portfolio secured by properties located in Colorado, approximately
      17% by properties located in New Jersey and approximately 14% by properties located in California.  No more than 12% of the portfolio was secured by properties in any other single state.

      At September 30, 1996, bonds, notes and redeemable preferred stocks included
      $160,801,000  (fair value, $160,158,000) of bond and notes not rated investment grade by either Standard & Poor's Corporation, Moody's Investors Service, Duff and
      Phelps Credit Rating Co., Fitch Investor Service, Inc. or under National
      Association of Insurance Commissioners' guidelines.  The Company had no material concentrations of non-investment-grade assets at September 30, 1996.

      At September 30, 1996, the amortized cost of investments in default as to the payment of principal or interest was $3,115,000, consisting of $1,580,000 of non-
      investment-grade bonds and $1,535,000 of mortgage loans.  Such nonperforming investments had an estimated fair value of $2,935,000.


                        ANCHOR NATIONAL LIFE INSURANCE COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



3.    INVESTMENTS (continued)

      At September 30, 1996, $6,486,000 of bonds, at amortized cost, were on deposit with regulatory authorities in accordance with statutory requirements.

      The Company has undertaken to dispose of certain real estate investments, having an aggregate carrying value of $28,410,000, during the next year, to affiliated or nonaffiliated parties, and the Parent has guaranteed that the Company will receive its current carrying value for these assets.

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following estimated fair value disclosures are limited to reasonable estimates of the fair value of only the Company's financial instruments.  The disclosures do not address the value of the Company's recognized and unrecognized nonfinancial assets (including its other invested assets, equity investments and real estate investments) and liabilities or the value of anticipated future business.  The
      Company does not plan to sell most of its assets or settle most of its liabilities at these estimated fair values.

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

      RECEIVABLE FROM (PAYABLE TO) BROKERS FOR SALES (PURCHASES) OF SECURITIES: Such
      obligations represent net transactions of a short-term nature for which the carrying value is considered a reasonable estimate of fair value.




                        ANCHOR NATIONAL LIFE INSURANCE COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


4.    FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

      RESERVES FOR FIXED ANNUITY CONTRACTS:  Deferred annuity contracts and single premium life contracts are assigned a fair value equal to current net surrender value.  Annuitized contracts are valued based on the present value of future cash flows at current pricing rates.

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





                        ANCHOR NATIONAL LIFE INSURANCE COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


4.    FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

      The estimated fair values of the Company's financial instruments at September 30,
      1996 and 1995, compared with their respective carrying values, are as follows:
                                                             Carrying             Fair
                                                                value            value
                                                       --------------   --------------
      1996:

      ASSETS:
            Cash and short-term investments            $  122,058,000   $  122,058,000
            Bonds, notes and redeemable
              preferred stocks                          1,987,271,000    1,987,271,000
            Mortgage loans                                 98,284,000      102,112,000
            Receivable from brokers for sales
              of securities                                52,348,000       52,348,000
            Variable annuity assets                     6,311,557,000    6,311,557,000

      LIABILITIES:
            Reserves for fixed annuity contracts        1,789,962,000    1,738,784,000
            Reserves for guaranteed investment
             contracts                                    415,544,000      416,695,000
            Variable annuity liabilities                6,311,557,000    6,117,508,000
            Subordinated notes payable to Parent           35,832,000       37,339,000
                                                       ==============   ==============

      1995:

      ASSETS:
            Cash and short-term investments            $  249,209,000   $  249,209,000
            Bonds, notes and redeemable
              preferred stocks                          1,647,114,000    1,654,217,000
            Mortgage loans                                 94,260,000       95,598,000
            Variable annuity assets                     5,230,246,000    5,230,246,000

      LIABILITIES:
            Reserves for fixed annuity contracts        1,497,052,000    1,473,757,000
            Reserves for guaranteed investment
              contracts                                   277,095,000      277,095,000
            Payable to brokers for purchases
              of securities                               155,861,000      155,861,000
            Variable annuity liabilities                5,230,246,000    5,077,257,000
            Subordinated notes payable to Parent           35,832,000       34,620,000
                                                       ==============   ==============

                        ANCHOR NATIONAL LIFE INSURANCE COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


5.    SUBORDINATED NOTES PAYABLE TO PARENT

      Subordinated notes payable to Parent averaged $35,832,000 at a weighted average interest rate of 8.71% (with rates ranging from 7% to 9%) at September 30, 1996 and require principal payments of $5,272,000 in 1997, $7,500,000 in 1998 and
      $23,060,000 in 1999.

6.    CONTINGENT LIABILITIES

      The Company has entered into two agreements in which it has guaranteed the liquidity of certain short-term securities of two municipalities by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace.  In return the Company receives a fee.  These guarantees total up to
      $182,600,000.  Management does not anticipate any material future losses with respect to these guarantees.

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

7.    SHAREHOLDER'S EQUITY

      The Company is authorized to issue 4,000 shares of its $1,000 par value Common
      Stock.  At September 30, 1996, 1995 and 1994, 3,511 shares are outstanding.

      Changes in shareholder's equity are as follows:
                                                             Years ended September 30,
                                         ---------------------------------------------
                                                 1996            1995             1994
                                        -------------   -------------    -------------
     ADDITIONAL PAID-IN CAPITAL:
       Beginning balance                $ 252,876,000   $ 252,876,000    $ 252,876,000
       Capital contributions received      27,387,000             ---              ---
                                        -------------   -------------    -------------
       Ending balance                   $ 280,263,000   $ 252,876,000    $ 252,876,000
                                        =============   =============    =============

     RETAINED EARNINGS:
       Beginning balance                  191,346,000     152,088,000      127,936,000
       Net income                          45,056,000      39,258,000       24,152,000
       Dividend paid                      (29,400,000)            ---              ---
                                        -------------   -------------    -------------
       Ending balance                   $ 207,002,000   $ 191,346,000    $ 152,088,000
                                        =============   =============    =============

                        ANCHOR NATIONAL LIFE INSURANCE COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



7.  SHAREHOLDER'S EQUITY (continued)

                                                             Years ended September 30,
                                         ---------------------------------------------
                                                 1996            1995             1994
                                        -------------   -------------    -------------
     NET UNREALIZED LOSSES ON
      DEBT AND EQUITY SECURITIES
      AVAILABLE FOR SALE:
       Beginning balance                $  (5,673,000)  $ (24,953,000)   $ (13,230,000)
       Change in net unrealized
         gains/losses on debt
         securities available
         for sale                          (2,904,000)     71,302,000      (69,407,000)
       Change in net unrealized
         gains/losses on equity
         securities available for sale      3,538,000      (1,240,000)        (753,000)
       Change in adjustment to
         deferred acquisition costs          (400,000)    (40,400,000)      45,000,000
       Tax effects of net changes             (82,000)    (10,382,000)      13,437,000
                                        -------------   -------------    -------------
       Ending balance                   $  (5,521,000)  $  (5,673,000)   $ (24,953,000)
                                        =============   =============    =============


    Dividends that the Company may pay to its shareholder in any year without prior approval of the Arizona Department of Insurance are limited by statute.  The maximum amount of dividends which can be paid to shareholders of insurance companies domiciled in the state of Arizona without obtaining the prior approval of the
    Insurance Commissioner is limited to the lesser of either 10% of the preceding year's Statutory Surplus or the preceding year's statutory net gain from operations.
    A dividend in the amount of $29,400,000 was paid on March 18, 1996.  No dividends were paid in fiscal years 1995 or 1994.

    Under statutory accounting principles utilized in filings with insurance regulatory authorities, the Company's net income for the nine months ended September 30, 1996 was $21,898,000.  The statutory net income for the year ended December 31, 1995 was
    $30,673,000 and for the year ended December 31, 1994 was $35,060,000.  The Company's statutory capital and surplus was $282,275,000 at September 30, 1996, $294,767,000 at December 31, 1995 and $219,577,000 at December 31, 1994.

                        ANCHOR NATIONAL LIFE INSURANCE COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)




8.  INCOME TAXES

    The components of the provisions for federal income taxes on pretax income consist of the following:
                                           Net realized
                                             investment
                                          gains (losses)     Operations          Total
                                          -------------    ------------   ------------
    1996:

    Currently payable                     $   5,754,000    $ 21,849,000   $ 27,603,000
    Deferred                                (10,347,000)      6,996,000     (3,351,000)
                                          -------------    ------------   ------------

    Total income tax expense              $  (4,593,000)   $ 28,845,000   $ 24,252,000
                                          =============    ============   ============
    1995:

    Currently payable                     $   4,248,000    $ 22,980,000   $ 27,228,000
    Deferred                                 (6,113,000)      4,624,000     (1,489,000)
                                          -------------    ------------   ------------

    Total income tax expense              $  (1,865,000)   $ 27,604,000   $ 25,739,000
                                          =============    ============   ============
    1994:

    Currently payable                     $  (6,825,000)   $ 10,135,000   $  3,310,000
    Deferred                                 (1,320,000)     20,715,000     19,395,000
                                          -------------    ------------   ------------

    Total income tax expense              $  (8,145,000)   $ 30,850,000   $ 22,705,000
                                          =============    ============   ============

                        ANCHOR NATIONAL LIFE INSURANCE COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


8.  INCOME TAXES (continued)

    Income taxes computed at the United States federal income tax rate of 35% and income taxes provided differ as follows:


                                                            Years ended September 30,
                                           ------------------------------------------
                                                   1996           1995           1994
                                           ------------    -----------   ------------
    Amount computed at
       statutory rate                      $ 24,258,000   $ 22,749,000  $  23,562,000
    Increases (decreases)
       resulting from:
         Amortization of differences
           between book and tax
           bases of net assets
           acquired                             464,000      3,049,000        465,000
         State income taxes, net of
           federal tax benefit                2,070,000        437,000       (662,000)
         Dividends-received deduction        (2,357,000)           ---            ---
         Tax credits                           (257,000)      (168,000)      (612,000)
         Other, net                              74,000       (328,000)       (48,000)
                                           ------------   ------------   ------------
    Total income tax expense               $ 24,252,000   $ 25,739,000   $ 22,705,000
                                           ============   ============   ============

    For United States federal income tax purposes, certain amounts from life insurance operations are accumulated in a memorandum policyholders' surplus account and are taxed only when distributed to shareholders or when such account exceeds prescribed limits.  The accumulated policyholders' surplus was $14,300,000 at September 30,
    1996.  The Company does not anticipate any transactions which would cause any part of this surplus to be taxable.


                        ANCHOR NATIONAL LIFE INSURANCE COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



8.  INCOME TAXES (continued)

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.  The significant components of the liability for Deferred Income Taxes are as follows:
                                                                        September 30,
                                                         ----------------------------
                                                                  1996           1995
                                                         -------------  -------------
    DEFERRED TAX LIABILITIES:
    Investments                                          $  15,036,000  $  14,181,000
    Deferred acquisition costs                             136,747,000    118,544,000
    State income taxes                                       1,466,000      1,847,000
                                                         -------------  -------------
    Total deferred tax liabilities                         153,249,000    134,572,000
                                                         -------------  -------------

    DEFERRED TAX ASSETS:
    Contractholder reserves                                (77,522,000)   (55,910,000)
    Guaranty fund assessments                               (1,031,000)    (1,123,000)
    Other assets                                            (1,534,000)    (1,025,000)
    Net unrealized losses on certain
        debt and equity securities                          (2,973,000)    (3,055,000)
                                                         -------------  -------------
    Total deferred tax assets                              (83,060,000)   (61,113,000)
                                                         -------------  -------------

    Deferred income taxes                                $  70,189,000  $  73,459,000
                                                         =============  =============

                        ANCHOR NATIONAL LIFE INSURANCE COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


9.  RELATED PARTY MATTERS

    The Company pays commissions to two affiliated companies, SunAmerica Securities,
    Inc. and Advantage Capital Corp.  These broker-dealers represent a significant portion of the Company's business, amounting to approximately 15.6%, 14.1% and 14.5%
    of premiums in 1996, 1995 and 1994, respectively.  Commissions paid to these broker-
    dealers totaled $16,906,000 in 1996, $9,435,000 in 1995 and $9,725,000 in 1994.

    The Company purchases administrative, investment management, accounting, marketing and data processing services from SunAmerica Financial, Inc., whose purpose is to provide services to the SunAmerica companies.  Amounts paid for such services totaled $65,351,000 for the year ended September 30, 1996, $42,083,000 for the year ended September 30, 1995 and $36,934,000 for the year ended September 30, 1994.
    Such amounts are included in General and Administrative Expenses in the income statement.

    On December 31, 1995, the Parent made a $27,387,000 capital contribution to the
    Company, through the Company's direct parent, in exchange for the termination of its guaranty with respect to certain real estate owned in Arizona.  Accordingly, the
    Company reduced the carrying value of this real estate to estimated fair value to reflect the termination of the guaranty.

    During the year ended September 30, 1995, the Company sold to the Parent real estate for cash equal to its carrying value of $29,761,000.

    During the year ended September 30, 1996, the Company sold various invested assets to the Parent, SunAmerica Life Insurance Company and Ford Life Insurance Company
    ("Ford") for cash equal to their current market values of $274,000, $8,968,000 and
    $38,353,000, respectively.  The Company recorded net losses of $3,000 on such transactions.

    During the year ended September 30, 1996, the Company also purchased certain invested assets from SunAmerica Life Insurance Company and Ford for cash equal to their current market values of $5,159,000 and $23,220,000, respectively.


                        ANCHOR NATIONAL LIFE INSURANCE COMPANY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


10. BUSINESS SEGMENTS

    Summarized data for the Company's business segments follow:

                                                     Total
                                              depreciation
                                                       and
                                       Total  amortization       Pretax          Total
                                    revenues       expense       income         assets
                               -------------  ------------ ------------ --------------
    1996:
    Annuity operations         $ 250,645,000  $ 43,974,000 $ 53,827,000 $9,092,770,000
    Asset management              29,711,000    18,295,000    2,448,000     74,410,000
    Broker-dealer operations      31,851,000       449,000   13,033,000     37,355,000
                               -------------  ------------ ------------ --------------
    Total                      $ 312,207,000  $ 62,718,000 $ 69,308,000 $9,204,535,000
                               =============  ============ ============ ==============

    1995:
    Annuity operations         $ 205,698,000  $ 38,350,000 $ 55,462,000 $7,667,946,000
    Asset management              30,253,000    24,069,000      510,000     86,510,000
    Broker-dealer operations      24,366,000       411,000    9,025,000     29,241,000
                               -------------  ------------ ------------ --------------
    Total                      $ 260,317,000  $ 62,830,000 $ 64,997,000 $7,783,697,000
                               =============  ============ ============ ==============

    1994:
    Annuity operations         $ 171,553,000  $ 26,501,000 $ 52,284,000 $6,473,065,000
    Asset management              32,803,000    19,330,000    7,916,000    102,192,000
    Broker-dealer operations      20,914,000       408,000    7,120,000     26,869,000
                               -------------  ------------ ------------ --------------
    Total                      $ 225,270,000  $ 46,239,000 $ 67,320,000 $6,602,126,000
                               =============  ============ ============ ==============

                           ANCHOR NATIONAL LIFE INSURANCE COMPANY
                               AND CONSOLIDATED SUBSIDIARIES
                                   LIST OF EXHIBITS FILED

Exhibit
  No.                              Description
-------                            -----------

10(f)   Amendment to the Subordinated Loan Agreement for Equity Capital.

10(g)   Subordinated Loan Agreement for Equity Capital.

10(h)   Subordinated Loan Agreement for Equity Capital.

10(i)   Subordinated Loan Agreement for Equity Capital.

10(j)   Subordinated Loan Agreement for Equity Capital.

10(k)   Subordinated Loan Agreement for Equity Capital.

10(l)   Amendment to the Subordinated Loan Agreement for Equity Capital.

21      Subsidiaries of the Company.

27      Financial Data Schedule.