Form 10-Q
period 1996-12-31
ANCHOR NATIONAL LIFE INSURANCE CO
filed 1997-02-14
CIK 6342

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                     OR

/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                   to


                        Commission File No. 33-47472


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
THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANTS COMMON STOCK ON FEBRUARY 14, 1997 WAS AS FOLLOWS:

Common Stock (par value $1,000 per share)                         3,511 shares

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                                    INDEX



                                                                    Page
                                                                  Number(s)
                                                                  ---------

Part I - Financial Information

      Consolidated Balance Sheet (Unaudited) -
      December 31, 1996 and September 30, 1996                      3 - 4


      Consolidated Income Statement (Unaudited) -
      Three Months Ended December 31, 1996 and 1995                     5


      Consolidated Statement of Cash Flows (Unaudited) -
      Three Months Ended December 31, 1996 and 1995                 6 - 7


      Note to Consolidated Financial Statements (Unaudited)             8


      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                          9 - 21


Part II - Other Information                                            22

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                                 December 31,    September 30,
                                                         1996             1996
                                              ---------------   --------------
ASSETS

Investments:
  Cash and short-term investments             $   196,142,000   $  122,058,000
  Bonds, notes and redeemable
    preferred stocks available for sale,
    at fair value (amortized cost:
    December 1996, $2,264,485,000;
    September 1996, $2,001,024,000)             2,281,527,000    1,987,271,000
  Mortgage loans                                  120,680,000       98,284,000
  Common stocks, at fair value
    (cost: December 1996 $2,510,000;
    September 1996, $2,911,000)                     3,842,000        3,970,000
  Real estate                                      24,000,000       39,724,000
  Other invested assets                            77,492,000       77,925,000
                                              ---------------   --------------
  Total investments                             2,703,683,000    2,329,232,000

Variable annuity assets                         6,784,374,000    6,311,557,000
Receivable from brokers for sales of
  securities                                              ---       52,348,000
Accrued investment income                          20,404,000       19,675,000
Deferred acquisition costs                        461,637,000      443,610,000
Other assets                                       55,610,000       48,113,000
                                              ---------------   --------------
TOTAL ASSETS                                  $10,025,708,000   $9,204,535,000
                                              ===============   ==============











                             See accompanying note

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEET (Continued)
                                  (Unaudited)
                                                 December 31,    September 30,
                                                         1996             1996
                                              ---------------   --------------
LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts        $ 2,024,873,000   $1,789,962,000
  Reserves for guaranteed investment
    contracts                                     420,871,000      415,544,000
  Payable to brokers for purchases of
    securities                                     49,991,000              ---
  Income taxes currently payable                   23,807,000       21,486,000
  Other liabilities                                83,824,000       74,710,000
                                              ---------------   --------------
  Total reserves, payables
    and accrued liabilities                     2,603,366,000    2,301,702,000
                                              ---------------   --------------
Variable annuity liabilities                    6,784,374,000    6,311,557,000
                                              ---------------   --------------
Subordinated notes payable to Parent               35,903,000       35,832,000
                                              ---------------   --------------
Deferred income taxes                              71,943,000       70,189,000
                                              ---------------   --------------
Shareholder's equity:
  Common Stock                                      3,511,000        3,511,000
  Additional paid-in capital                      308,674,000      280,263,000
  Retained earnings                               210,348,000      207,002,000
  Net unrealized gains (losses) on debt and
    equity securities available for sale            7,589,000       (5,521,000)
                                              ---------------   --------------
  Total shareholder's equity                      530,122,000      485,255,000
                                              ---------------   --------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY    $10,025,708,000   $9,204,535,000
                                              ===============   ==============







                             See accompanying note

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                         CONSOLIDATED INCOME STATEMENT
                                  (Unaudited)

                                                      Three Months Ended December 31,
                                                      -------------------------------
                                                               1996              1995
                                                      -------------     -------------
        Investment income                             $  46,712,000     $  38,653,000
                                                      -------------     -------------
        Interest expense on:
          Fixed annuity contracts                       (25,191,000)      (18,936,000)
          Guaranteed investment contracts                (6,038,000)       (4,272,000)
          Senior indebtedness                              (181,000)         (195,000)
          Subordinated notes payable to Parent             (758,000)         (633,000)
                                                      -------------     -------------
        Total interest expense                          (32,168,000)      (24,036,000)
                                                      -------------     -------------
        NET INVESTMENT INCOME                            14,544,000        14,617,000
                                                      -------------     -------------
        NET REALIZED INVESTMENT LOSSES                  (19,116,000)      (12,800,000)
                                                      -------------     -------------
        Fee income:
          Variable annuity fees                          30,606,000        24,290,000
          Net retained commissions                        7,796,000         6,491,000
          Asset management fees                           6,418,000         6,503,000
                                                      -------------     -------------
        TOTAL FEE INCOME                                 44,820,000        37,284,000
                                                      -------------     -------------
        Other income and expenses:
          Surrender charges                               1,350,000         1,261,000
          General and administrative expenses           (22,322,000)      (16,997,000)
          Amortization of deferred acquisition costs    (13,817,000)      (13,658,000)
          Annual commissions                             (1,433,000)         (939,000)
          Other, net                                        920,000           507,000
                                                      -------------     -------------
        TOTAL OTHER INCOME AND EXPENSES                 (35,302,000)      (29,826,000)
                                                      -------------     -------------
        PRETAX INCOME                                     4,946,000         9,275,000

        Income tax expense                               (1,600,000)       (3,449,000)
                                                      -------------     -------------
        NET INCOME                                    $   3,346,000     $   5,826,000
                                                      =============     =============

                                     See accompanying note

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                             Three Months Ended December 31,
                                             -------------------------------
                                                     1996               1995
                                             ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $  3,346,000       $  5,826,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Interest credited to:
      Fixed annuity contracts                  25,191,000         18,936,000
      Guaranteed investment contracts           6,038,000          4,272,000
    Net realized investment losses             19,116,000         12,800,000
    Accretion of net discounts on
      investments                              (2,615,000)        (1,669,000)
    Amortization of goodwill                      291,000            293,000
    Provision for deferred income taxes        (5,305,000)        (6,541,000)
Change in:
  Accrued investment income                      (729,000)        (3,683,000)
  Deferred acquisition costs                  (28,927,000)        (5,853,000)
  Other assets                                 (7,788,000)        (6,902,000)
  Income taxes currently payable                2,321,000          5,749,000
  Other liabilities                             3,924,000            428,000
Other, net                                         (6,000)            85,000
                                             ------------       ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES      14,857,000         23,741,000
                                             ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable preferred
      stocks                               (1,068,608,000)      (230,071,000)
    Mortgage loans                            (25,124,000)               ---
    Other investments, excluding short-term
      investments                              (3,108,000)        (2,698,000)
  Sales of:
    Bonds, notes and redeemable preferred
      stocks                                  833,249,000        186,979,000
    Other investments, excluding short-term
      investments                                 856,000          1,397,000
  Redemptions and maturities of:
    Bonds, notes and redeemable preferred
      stocks                                   67,201,000         44,943,000
    Other investments, excluding short-term
      investments                               7,027,000          4,086,000
                                             ------------       ------------
NET CASH PROVIDED (USED) BY INVESTING
  ACTIVITIES                                 (188,507,000)         4,636,000
                                             ------------       ------------
                             See accompanying note

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                  (Unaudited)
                                             Three Months Ended December 31,
                                             -------------------------------
                                                     1996               1995
                                             ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Premium receipts on:
    Fixed annunity contracts                 $325,993,000       $ 62,536,000
    Guranteed investment contracts              5,000,000                ---
  Net exchanges from the fixed
    accounts of variable annuity contracts    (82,234,000)       (36,865,000)
  Withdrawal payments on:
    Fixed annuity contracts                   (25,292,000)       (60,577,000)
    Guaranteed investment contracts            (5,711,000)        (4,200,000)
  Claims and annuity payments on fixed
    annuity contracts                          (8,741,000)        (7,202,000)
  Net receipts from (repayments of)
    other short-term financings                10,308,000       (131,379,000)
  Capital contributions received               28,411,000         27,387,000
                                             ------------       ------------

NET CASH PROVIDED (USED) BY FINANCING
  ACTIVITIES                                  247,734,000       (150,300,000)
                                             ------------       ------------
NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                       74,084,000       (121,923,000)

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                         122,058,000        249,209,000
                                             ------------       ------------
CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                              $196,142,000       $127,286,000
                                             ============       ============

Supplemental cash flow information:

  Interest paid on indebtedness              $    288,000       $    661,000
                                             ============       ============

  Net income taxes paid                      $  4,584,000       $  4,247,000
                                             ============       ============



                             See accompanying note

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                       PART I - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS

                  NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.    Basis of Presentation
      ---------------------

Anchor National Life Insurance Company (the "Company") is an indirect wholly owned subsidiary of SunAmerica Inc. (the "Parent"). In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of December 31, 1996 and September 30, 1996, and the results of its consolidated operations for the three months ended December 31, 1996 and 1995 and its consolidated cash flows for the three months ended December 31, 1996 and 1995. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1996, contained in the Company's Annual Report on Form 10-K. Certain items have been reclassified to conform to the current period's presentation.

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                       PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations of Anchor National Life Insurance Company (the "Company") for the three months ended December 31, 1996 ("Fiscal 1997") and December 31, 1995 ("Fiscal 1996") follows. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in the following discussion and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future or projected levels of sales of the Company's products, investment spreads or yields, or the earnings or profitability of the Company's activities.

      Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions and changes in interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility, and other risks associated with the Company's investment portfolio, and other factors. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

RESULTS OF OPERATIONS

      NET INCOME totaled $3.3 million in Fiscal 1997, compared with $5.8 million in Fiscal 1996.

      PRETAX INCOME totaled $4.9 million in Fiscal 1997 and $9.3 million in Fiscal 1996. This $4.4 million decline primarily resulted from increased net realized investment losses and general and administrative expenses, partially offset by an increase in fee income.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, totalled $14.5 million in Fiscal 1997 and $14.6 million in Fiscal 1996. These amounts represent 2.32% on average invested assets (computed on a daily basis) of $2.50 billion in Fiscal 1997 and 3.00% on average invested assets of $1.95 billion in Fiscal 1996.

      Net investment income also includes the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $150.5 million in Fiscal 1997 and $131.2 million in Fiscal 1996. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities was 1.99% in Fiscal 1997 and 2.65% in Fiscal 1996.

      Investment income and the related yields on average invested assets totaled $46.7 million or 7.46% in Fiscal 1997, compared with $38.7 million or 7.95% in Fiscal 1996.

      Investment income rose during Fiscal 1997 as a result of higher levels of average invested assets, partially offset by reduced investment yields. Investment yields were lower in Fiscal 1997 because of a generally declining interest rate environment since early 1995 and lower contributions from the Company's investments in partnerships. Partnership income totaled $0.7 million in Fiscal 1997 and $1.4 million in Fiscal 1996. This income represents a yield of 6.71% on related average assets of $44.6 million in Fiscal 1997, compared with 11.60% on related average assets of $48.7 million in Fiscal 1996. Partnership income is based upon cash distributions received from limited partnerships, the operations of which the Company does not significantly influence. Consequently, such income is not predictable and there can be no assurance that the Company will realize comparable levels of such income in the future.

      Total interest expense aggregated $32.2 million in Fiscal 1997 and $24.0 million in Fiscal 1996. The average rate paid on all interest-bearing liabilities was 5.47% (5.34% on fixed annuity contracts and 5.81% on guaranteed investment contracts ("GICs")) in Fiscal 1997, compared with 5.30% (5.10% on fixed annuity contracts and 6.19% on GICs) in Fiscal 1996. Interest-bearing liabilities averaged $2.35 billion during Fiscal 1997, compared with $1.81 billion during Fiscal 1996.

      The increase in the average rates paid on fixed annuity contracts during Fiscal 1997 primarily resulted from the impact of certain promotional one-year interest rates offered on the Company's Polaris variable annuity product. The decline in interest paid on GICs reflects the generally declining interest rate environment and its effect on the variable-rate GIC portfolio.

      The growth in average invested assets since 1995 primarily reflects sales of the Company's fixed-rate products, consisting of both fixed accounts of variable annuity products and GICs. Since December 31, 1995, fixed annuity premiums have aggregated $1.04 billion and GIC premiums have totaled $140.0 million. Fixed annuity premiums totaled $362.8 million in Fiscal 1997, compared with $62.5 million in Fiscal 1996. This increase in premiums resulted primarily from greater inflows into the one-year fixed account of the Company's Polaris variable annuity product. The Company has observed that many purchasers of its variable annuity contracts allocate new premiums to the one-year fixed account and concurrently sign up for the option to dollar costs average into the variable fund. Accordingly, the Company anticipates that it will see a large portion of these premiums transferred into the separate accounts.

      GIC premiums totaled $5.0 million in Fiscal 1997. There were no GIC premiums in Fiscal 1996. In 1995, the Company began to issue GICs, which guarantee the payment of principal and interest at fixed or variable rates for a term of one year. The Company's GICs that are purchased by asset management firms either prohibit withdrawals or permit withdrawals with notice ranging from 90 to 270 days. Contracts that are purchased by banks or state and local governmental authorities either prohibit withdrawals or permit scheduled book value withdrawals subject to terms of the underlying indenture or agreement.
In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity.

      NET REALIZED INVESTMENT LOSSES totaled $19.1 million in Fiscal 1997 and $12.8 million in Fiscal 1996. Net realized investment losses include impairment writedowns of $16.1 million in Fiscal 1997 and $14.9 million in Fiscal 1996. Therefore, net losses from sales of investments totaled $3.0 million in Fiscal 1997, compared with net gains of $2.1 million in Fiscal 1996.

      Impairment writedowns reflect $15.7 million and $14.9 million of provisions applied to non-income producing land owned in Arizona in Fiscal 1997 and Fiscal 1996, respectively. The statutory carrying value of this land had been guaranteed by the Company's ultimate Parent, SunAmerica Inc. ("SunAmerica"). SunAmerica made capital contributions of $28.4 million and $27.4 million on December 31, 1996 and 1995, respectively, to the Company through the Company's direct parent in exchange for the termination of its guaranty with respect to this land. Accordingly, the Company reduced the carrying value of this land to estimated fair value to reflect the termination of the guaranty. The Parent's guaranty has been fully terminated. Impairment writedowns, on an annualized basis, represent 2.51% and 3.06% of average invested assets in Fiscal 1997 and 1996, respectively. Such writedowns are based upon estimates of the net realizable value of the applicable assets. Actual realization will be dependent upon future events.

      VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees increased to $30.6 million in Fiscal 1997 from $24.3 million in Fiscal 1996. The increase in variable annuity fees in Fiscal 1997 reflects growth in average variable annuity assets, principally due to increased market values and the receipt of variable annuity premiums, partially offset by surrenders. Variable annuity assets averaged $6.60 billion during Fiscal 1997 and $5.29 billion during Fiscal 1996. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, have aggregated $937.1 million since December 31, 1995. Variable annuity premiums increased to $226.8 million in Fiscal 1997 from $209.5 million in Fiscal 1996. This increase may be attributed, in part, to a heightened demand for equity investments, principally as a result of generally improved market performance. The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future.

      NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiary, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $7.8 million in Fiscal 1997 and $6.5 million in Fiscal 1996. Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled

$2.03 billion in Fiscal 1997 and $1.75 billion in Fiscal 1996. The significant increases in sales and net retained commissions during Fiscal 1997 reflect a greater number of registered representatives and higher average production, combined with generally favorable market conditions. Increases in net retained commissions may not be proportionate to increases in sales primarily due to differences in sales mix.

      ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets in mutual funds managed by SunAmerica Asset Management Corp. Such fees totaled $6.4 million on average assets managed of $2.21 billion in Fiscal 1997 and $6.5 million on average assets managed of $2.15 billion in Fiscal 1996. Asset management fees decreased slightly in Fiscal 1997, despite a modest increase in average assets managed, principally due to changes in product mix. Sales of mutual funds, excluding sales of money market accounts, have aggregated $249.5 million since December 31, 1995. Mutual fund sales totaled $62.3 million in Fiscal 1997 and $36.3 million in Fiscal 1996. Higher mutual funds sales in Fiscal 1997 include $14.3 million of sales from the Company's "Style Select Series," a product introduced in November 1996. Sales in Fiscal 1997 also reflect the combined effects of additional advertising, increased distribution, the favorable performance records of certain of the Company's mutual funds, and heightened demand for equity investments, principally as a result of improved market performance. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $103.7 million in Fiscal 1997 and $97.6 million in Fiscal 1996.

      SURRENDER CHARGES on fixed and variable annuities totaled $1.4 million in Fiscal 1997 and $1.3 million in Fiscal 1996. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first five to seven years of an annuity contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $238.1 million in Fiscal 1997 and $215.1 million in Fiscal 1996. These payments represent 11.4% and 12.9%, respectively, of the aggregate of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $176.0 million in Fiscal 1997 and $154.5 million in Fiscal 1996. Although variable annuity surrenders have increased, principally as a result of growth in the variable annuity separate accounts, variable annuity withdrawal rates have declined. Variable annuity surrenders represent 10.7% and 11.8%, respectively, of average variable annuity liabilities in Fiscal 1997 and Fiscal 1996. Fixed annuity surrenders have increased slightly to $62.1 million in Fiscal 1997 from $60.6 million in Fiscal 1996 as the fixed annuity reserves have grown. Management anticipates that withdrawal rates will remain relatively stable for the foreseeable future.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $22.3 million in Fiscal 1997, compared with $17.0 million in Fiscal 1996. Expenses in Fiscal 1997 increased primarily due to a growing block of business. Expenses remain closely controlled through a company-wide cost containment program and continue to represent approximately 1% of average total assets on an annualized basis.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $13.8 million in Fiscal 1997 and $13.7 million in Fiscal 1996 and represent for each period, on an annualized basis, approximately 14% of the balance of deferred acquisition costs at the beginning of each period. The slight increase in Fiscal 1997 was primarily due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other acquisition costs.

      ANNUAL COMMISSIONS represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's variable annuity contracts. Substantially all of the Company's currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. Annual commissions totaled $1.4 million in Fiscal 1997 and $0.9 million in Fiscal 1996. The increase in annual commissions reflects increased sales of annuities that offer this commission option. The Company estimates that approximately 43% of the average balances of its variable annuity products are currently subject to such annual commissions. Based on current sales, this percentage is expected to increase in future periods.

      INCOME TAX EXPENSE totaled $1.6 million in Fiscal 1997 and $3.4 million in Fiscal 1996, representing effective tax rates of 32% and 37%, respectively. The lower rate in Fiscal 1997 is primarily due to the impact of state taxes in the prior year.

FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDER'S EQUITY increased by $44.9 million to $530.1 million at December 31, 1996 from $485.3 million at September 30, 1996, primarily as a result of a $28.4 million capital contribution and $3.3 million of net income recorded in Fiscal 1997. Shareholder's equity at December 31, 1996 was also favorably impacted by the recording of a $7.6 million net unrealized gain on debt and equity securities available for sale, a $13.1 million improvement over the $5.5 million net unrealized loss recorded at September 30, 1996.

      TOTAL ASSETS increased by $824.2 million to $10.03 billion at December 31, 1996 from $9.20 billion at September 30, 1996, principally due to a $472.8 million increase in the separate accounts for variable annuities and a $374.5 million increase in invested assets.

      INVESTED ASSETS at December 31, 1996 totaled $2.70 billion, compared with $2.33 billion at September 30, 1996. This $374.5 million increase primarily resulted from the sales of fixed annuities and a net increase in the amount payable to brokers for purchases of securities.

      The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed maturity assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in prepayment risk, the Company's need for liquidity and other similar factors.

      THE BOND PORTFOLIO had an aggregate fair value that exceeded its amortized cost by $17.0 million at December 31, 1996. At September 30, 1996, the amortized cost of the Bond Portfolio exceeded its fair value by $13.8 million. The net unrealized gain on the Bond Portfolio since September 30, 1996 principally reflects the lower relative prevailing interest rates at December 31, 1996 and their corresponding effect on the fair value of the Bond Portfolio.

      All of the Bond Portfolio ($2.26 billion at amortized cost, excluding $6.5 million of redeemable preferred stocks), at December 31, 1996 was rated by Standard and Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff and Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At December 31, 1996, approximately $2.06 billion of the Bond Portfolio (at amortized cost) was rated investment grade by one or more of these agencies or by the Company or the NAIC, pursuant to applicable NAIC guidelines, including $1.13 billion of U.S. government/agency securities and mortgage-backed securities ("MBSs").

      At December 31, 1996, the Bond Portfolio included $198.9 million (fair value, $202.8 million) of bonds not rated investment grade by S&P, Moody's, DCR, Fitch or the NAIC. Based on their December 31, 1996 amortized cost, these non-investment-grade bonds accounted for 2.0% of the Company's total assets and 7.4% of invested assets.

      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company intends that the proportion of its portfolio invested in such securities not exceed current levels, but its policies may change from time to time, including in connection with any possible acquisition. The Company had no material concentrations of non-investment-grade securities at December 31, 1996. The table on the following page summarizes the Company's rated bonds by rating classification.

                                          RATED BONDS BY RATING CLASSIFICATION
                                                 (dollars in thousands)
                                                   Issues not rated by S&P/Moody's/
         Issues Rated by S&P/Moody's/DCR/Fitch          DCR/Fitch, by NAIC Category                               Total
----------------------------------------------  ----------------------------------- -----------------------------------
 S&P/(Moody's)/                      Estimated      NAIC                  Estimated             Percent of    Estimated
  [DCR]/{Fitch}         Amortized         fair  category    Amortized          fair   Amortized   invested         fair
   category (1)              cost        value        (2)        cost         value        cost   assets(3)       value
---------------       -----------  -----------  --------  -----------  ------------ -----------  ---------  -----------


AAA+ to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}         $ 1,485,353  $ 1,486,059       1    $   139,275  $   141,717  $ 1,624,628     60.50%  $ 1,627,776
BBB+ to BBB-
  (Baal to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}          300,185      305,903       2        134,272      138,334      434,457     16.18       444,237
BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}             15,659       16,590       3         23,844       24,809       39,503      1.47        41,399
B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}              112,402      114,241       4         40,071       41,744      152,473      5.68       155,985
CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}              6,273        4,808       5            ---          ---        6,273      0.23         4,808
C1 to D
  [DD]
  {D}                         ---          ---       6            615          615          615      0.02           615
                      -----------  -----------            -----------  -----------  -----------             -----------
TOTAL RATED ISSUES    $ 1,919,872  $ 1,927,601            $   338,077  $   347,219  $ 2,257,949             $ 2,274,820
                      ===========  ===========            ===========  ===========  ===========             ===========

Footnotes appear on the following page.

      Footnotes to the table of rated bonds by rating classification
      --------------------------------------------------------------

(1) S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt's relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody's rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt's relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. DCR rates debt securities in rating categories ranging from AAA (the highest) to DD (in payment default). A plus (+) or minus (-) indicates the debt's relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody's, DCR and Fitch ratings if rated by multiple agencies.

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. A substantial portion of the assets in the NAIC categories were rated by the Company pursuant to applicable of NAIC rating guidelines.

(3)   At amortized cost.

      SENIOR SECURED LOANS ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $201.4 million at December 31, 1996. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At December 31, 1996, Secured Loans consisted of loans to 65 borrowers spanning 22 industries, with 12.7% of these assets (at amortized cost) concentrated in the air transport industry. No other industry concentration constituted more than 11.7% of these assets.

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

      MORTGAGE LOANS aggregated $120.7 million at December 31, 1996 and consisted of 22 first mortgage loans with an average loan balance of approximately $5.5 million, collateralized by properties located in 13 states. At December 31, 1996, the Company had no concentrations in any single state or in any single type of property that amounted to more than 24% of the mortgage loan portfolio. At December 31, 1996, there were four loans with outstanding balances of $10 million or more, the largest of which had a balance of approximately $20.5 million, which collectively aggregated approximately 49% of the portfolio. At December 31, 1996, approximately 26% of the mortgage loan portfolio consisted of loans with balloon payments due before January 1, 2000. During Fiscal 1997 and Fiscal 1996, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the portfolio.

      Approximately 49% of the mortgage loans in the portfolio at December 31, 1996 were seasoned loans underwritten to the Company's standards and purchased at or near par from another financial institution which was downsizing its portfolio. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the effects of general economic conditions on these commercial properties. However, due to the seasoned nature of the Company's mortgage loans and its strict underwriting standards, the Company believes that it has reduced the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

      OTHER INVESTED ASSETS aggregated $77.5 million at December 31, 1996, including $45.6 million of investments in limited partnerships and an aggregate of $31.9 million of miscellaneous investments, including policy loans, residuals, separate account investments and leveraged leases. The Company's limited partnership interests, accounted for by using the cost method of accounting, invest mainly in equity securities.

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

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company's fixed-rate products incorporate surrender charges or other limitations on when contracts can be surrendered for cash to encourage
persistency.   Approximately 67% of the Company's fixed annuity and GIC
reserves had surrender penalties or other restrictions at December 31, 1996.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of possible future interest rate scenarios. At December 31, 1996, the weighted average life of the Company's investments was approximately five years and the duration was approximately three. Weighted average life is the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common option-adjusted measure for the price sensitivity of a fixed-income portfolio to changes in interest rates. It measures the approximate percentage change in market value of a portfolio if interest rates change by 100 basis points, recognizing the changes in portfolio cashflows resulting from embedded options such as prepayments and bond calls.

      As a component of its investment strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At December 31, 1996, the Company had one outstanding Swap Agreement with a notional principal amount of $15.9 million. This agreement matures in December 2024.

      The Company also seeks to provide liquidity from time to time by using reverse repurchase agreements ("Reverse Repos"), dollar roll transactions ("Dollar Rolls") and by investing in MBSs. It also seeks to enhance its spread income by using Reverse Repos and Dollar Rolls. Reverse Repos involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed upon price and are generally over-collateralized. Dollar Rolls are similar to Reverse Repos except that the repurchase involves securities that are only substantially the same as the securities sold and the arrangement is not collateralized, nor is it governed by a repurchase agreement. MBSs are generally investment-grade securities collateralized by large pools of mortgage loans. MBSs generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

      There are risks associated with some of the techniques the Company uses to provide liquidity, enhance its spread income and match its assets and liabilities. The primary risk associated with the Company's Dollar Rolls, Reverse Repos and Swap Agreements is counterparty risk. The Company believes, however, that the counterparties to its Dollar Rolls, Reverse Repos and Swap Agreements are financially responsible and that the counterparty risk associated with those transactions is minimal. Counterparty risk associated with Dollar Rolls is further mitigated by the Company's participation in an MBS trading clearinghouse. The sell and buy transactions that are submitted to this clearinghouse are marked to market on a daily basis and each participant is required to over-collateralize its net loss position by 30% with either cash, letters of credit or government securities. In addition to counterparty risk, Swap Agreements also have interest rate risk. However, the Company's Swap Agreements typically hedge variable-rate assets or liabilities, and interest rate fluctuations that adversely affect the net cash received or paid under the terms of a Swap Agreement would be offset by increased interest income earned on the variable-rate assets or reduced interest expense paid on the variable-rate liabilities. The primary risk associated with MBSs is that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase.

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

      The carrying values of bonds that are determined to have declines in value that are other than temporary are reduced to net realizable value and no further accruals of interest are made. The valuation allowances on mortgage loans are based on losses expected by management to be realized on transfersof mortgage loans to real estate, on the disposition and settlement of mortgage loans and on mortgage loans that management believes may not be collectible in full. Accrual of interest is suspended when principal and interest payments on mortgage loans are past due more than 90 days.

      DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $6.5 million at December 31, 1996 (at amortized cost, with a fair value of $5.4 million) including $5.0 million of bonds and notes and $1.5 million of mortgage loans. At December 31, 1996 defaulted investments constituted 0.2% of total invested assets. At September 30, 1996, defaulted investments totaled $3.1 million, which constituted 0.1% of total invested assets.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At December 31, 1996, approximately $1.22 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $38.4 million, while approximately $1.04 billion of the Bond Portfolio had an aggregate unrealized loss of $21.4 million. In addition, the Company's investment portfolio currently provides approximately $22.6 million of monthly cash flow from scheduled principal and interest payments.

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

      During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies. In recent years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include investment reserve requirements, risk-based capital standards, new investment standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws relating to product design and illustrations for annuity products. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

      SunAmerica Asset Management Corp. is registered with the SEC as a registered investment adviser under the Investment Advisers Act of 1940. The mutual funds that it markets are subject to regulation under the Investment Company Act of 1940. SunAmerica Asset Management Corp. and the mutual funds are subject to regulation and examination by the SEC. In addition, variable annuities and the related separate accounts of the Company are subject to regulation by the SEC under the Securities Act of 1933 and the Investment Company Act of 1940.

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

Item 5.  Other Information
         -----------------
  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

EXHIBITS

Exhibit
      No.                                  Description
-------                                    -----------
 27                                  Financial Data Schedule.

  No Current Report on Form 8-K was filed during the three months ended December 31, 1996.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ANCHOR NATIONAL LIFE INSURANCE COMPANY

Date:  February 14, 1997     By:/s/ SCOTT L. ROBINSON
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

/s/   SCOTT L. ROBINSON    Senior Vice President and      February 14, 1997
------------------------    Director (Principal Financial ------------------
      Scott L. Robinson     Officer)


/s/   N. SCOTT GILLIS      Senior Vice President and      February 14, 1997
------------------------    Controller (Principal         -----------------
      N. Scott Gillis       Accounting Officer)

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                           LIST OF EXHIBITS FILED



Exhibit
  No.                   Description
-------                 -----------
  27              Financial Data Schedule.