Form 10-Q
period 1997-03-31
ANCHOR NATIONAL LIFE INSURANCE CO
filed 1997-05-15
CIK 6342

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                     OR

/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                   to


                        Commission File No. 33-47472


                   ANCHOR NATIONAL LIFE INSURANCE COMPANY


                 Incorporated in California                     86-0198983
                                                               IRS Employer
                                                             Identification No.

1 SunAmerica Center, Los Angeles, California  90067-6022
Registrant's telephone number, including area code:     (310) 772-6000


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS   Yes  x   No
                                               ---    ---
THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANTS COMMON STOCK ON May 15, 1997 WAS AS FOLLOWS:

Common Stock (par value $1,000 per share)                         3,511 shares

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                                    INDEX



                                                                    Page
                                                                  Number(s)

Part I - Financial Information

      Consolidated Balance Sheet (Unaudited) -
      March 31, 1997 and September 30, 1996                         3 - 4


      Consolidated Income Statement (Unaudited) -
      Three Months and Six Months Ended March 31, 1997 and 1996         5


      Consolidated Statement of Cash Flows (Unaudited) -
      Six Months Ended March 31, 1997 and 1996                      6 - 7


      Note to Consolidated Financial Statements (Unaudited)             8


      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                          9 - 22


Part II - Other Information                                            23

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                                    March 31,    September 30,
                                                         1997             1996
                                              ---------------   --------------
ASSETS

Investments:
  Cash and short-term investments              $  253,228,000   $  122,058,000
  Bonds, notes and redeemable
   preferred stocks available for sale,
    at fair value (amortized cost:
      March 1997, $2,256,589,000;
      September 1996, $2,001,024,000)           2,238,880,000    1,987,271,000
  Mortgage loans                                  188,998,000       98,284,000
  Common stocks, at fair value (cost:
    March 1997, $2,510,000;
    September 1996, $2,911,000)                     4,005,000        3,970,000
  Real estate                                      24,000,000       39,724,000
  Other invested assets                            71,957,000       77,925,000
                                              ---------------   --------------
  Total investments                             2,781,068,000    2,329,232,000

  Variable annuity assets                       6,997,289,000    6,311,557,000
  Receivable from brokers for sales of
    securities                                            ---       52,348,000
  Accrued investment income                        23,210,000       19,675,000
  Deferred acquisition costs                      508,161,000      443,610,000
  Other assets                                     55,506,000       48,113,000
                                              ---------------   --------------
TOTAL ASSETS                                  $10,365,234,000   $9,204,535,000
                                              ===============   ==============











                             See accompanying note

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEET (Continued)
                                  (Unaudited)
                                                    March 31,    September 30,
                                                         1997             1996
                                              ---------------   --------------
LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts         $2,162,084,000   $1,789,962,000
  Reserves for guaranteed investment
    contracts                                     420,408,000      415,544,000
  Payable to brokers for purchases of
    securities                                     42,103,000              ---
  Income taxes currently payable                   25,019,000       21,486,000
  Other liabilities                               111,236,000       74,710,000
                                              ---------------   --------------
  Total reserves, payables
    and accrued liabilities                     2,760,850,000    2,301,702,000
                                              ---------------   --------------
Variable annuity liabilities                    6,997,289,000    6,311,557,000
                                              ---------------   --------------
Subordinated notes payable to Parent               35,972,000       35,832,000
                                              ---------------   --------------
Deferred income taxes                              64,938,000       70,189,000
                                              ---------------   --------------
Shareholder's equity:
  Common Stock                                      3,511,000        3,511,000
  Additional paid-in capital                      308,674,000      280,263,000
  Retained earnings                               201,093,000      207,002,000
  Net unrealized losses on debt and
    equity securities available for sale           (7,093,000)      (5,521,000)
                                              ---------------   --------------
  Total shareholder's equity                      506,185,000      485,255,000
                                              ---------------   --------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY    $10,365,234,000   $9,204,535,000
                                              ===============   ==============







                             See accompanying note

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                         CONSOLIDATED INCOME STATEMENT
       FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)
                                            Three Months                 Six Months
                                     -------------------------   -------------------------
                                        1997          1996          1997          1996
                                     -----------   -----------   -----------   -----------
Investment income                    $50,719,000   $40,384,000   $97,431,000   $79,037,000
                                     -----------   -----------   -----------   -----------
Interest expense on:
  Fixed annuity contracts            (27,155,000)  (19,694,000)  (52,346,000)  (38,630,000)
  Guaranteed investment contracts     (5,948,000)   (4,481,000)  (11,986,000)   (8,753,000)
  Senior indebtedness                   (557,000)   (1,426,000)     (738,000)   (1,621,000)
  Subordinated notes payable
    to Parent                           (766,000)     (632,000)   (1,524,000)   (1,265,000)
                                     -----------   -----------   -----------   -----------
Total interest expense               (34,426,000)  (26,233,000)  (66,594,000)  (50,269,000)
                                     -----------   -----------   -----------   -----------
NET INVESTMENT INCOME                 16,293,000    14,151,000    30,837,000    28,768,000
                                     -----------   -----------   -----------   -----------
NET REALIZED INVESTMENT GAINS
  (LOSSES)                            (1,174,000)    2,037,000   (20,290,000)  (10,763,000)
                                     -----------   -----------   -----------   -----------
Fee income:
  Variable annuity fees               32,333,000    25,192,000    62,939,000    49,482,000
  Net retained commissions             9,777,000     8,157,000    17,573,000    14,648,000
  Asset management fees                6,305,000     6,361,000    12,723,000    12,864,000
                                     -----------   -----------   -----------   -----------
TOTAL FEE INCOME                      48,415,000    39,710,000    93,235,000    76,994,000
                                     -----------   -----------   -----------   -----------
Other income and expenses:
  Surrender charges                    1,105,000     1,151,000     2,455,000     2,412,000
  General and administrative
    expenses                         (23,210,000)  (18,313,000)  (45,532,000)  (35,310,000)
  Amortization of deferred
    acquisition costs                (13,441,000)  (14,181,000)  (27,258,000)  (27,839,000)
  Annual commissions                  (2,001,000)   (1,054,000)   (3,434,000)   (1,993,000)
  Other, net                            (839,000)      195,000        81,000       702,000
                                     -----------   -----------   -----------   -----------
TOTAL OTHER INCOME AND EXPENSES      (38,386,000)  (32,202,000)  (73,688,000)  (62,028,000)
                                     -----------   -----------   -----------   -----------
PRETAX INCOME                         25,148,000    23,696,000    30,094,000    32,971,000
Income tax expense                    (8,903,000)   (8,954,000)  (10,503,000)  (12,403,000)
                                     -----------   -----------   -----------   -----------

NET INCOME                           $16,245,000   $14,742,000   $19,591,000   $20,568,000
                                     ===========   ===========   ===========   ===========
                                     See accompanying note

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                                  Six Months Ended March 31,
                                             -------------------------------
                                                     1997               1996
                                             ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $ 19,591,000       $ 20,568,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Interest credited to:
       Fixed annuity contracts                 52,346,000         38,630,000
       Guaranteed investment contracts         11,986,000          8,753,000
     Net realized investment losses            20,291,000         10,763,000
     Accretion of net discounts on
       investments                             (4,927,000)        (3,916,000)
     Amortization of goodwill                     583,000            584,000
     Provision for deferred income taxes       (4,404,000)       (11,339,000)
  Change in:
       Accrued investment income               (3,535,000)        (1,870,000)
       Deferred acquisition costs             (63,451,000)       (28,739,000)
       Other assets                            (7,976,000)        (7,629,000)
       Income taxes currently payable           3,533,000         13,524,000
       Other liabilities                        5,053,000         (2,545,000)
  Other, net                                      117,000            188,000
                                             ------------       ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES      29,207,000         36,972,000
                                             ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable preferred
      stocks                               (1,822,206,000)      (998,327,000)
    Mortgage loans                            (96,504,000)               ---
    Other investments, excluding short-term
      investments                              (4,889,000)        (4,112,000)
  Sales of:
    Bonds, notes and redeemable preferred
      stocks                                1,444,348,000        749,024,000
    Other investments, excluding short-term
      investments                                 942,000          1,398,000
  Redemptions and maturities of:
    Bonds, notes and redeemable preferred
      stocks                                  215,577,000        151,404,000
    Other investments, excluding short-term
      investments                              17,634,000         20,020,000
                                             ------------       ------------
NET CASH USED BY INVESTING ACTIVITIES        (245,098,000)       (80,593,000)
                                             ------------       ------------

                             See accompanying note

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                  (Unaudited)
                                                  Six Months Ended March 31,
                                             -------------------------------
                                                     1997               1996
                                             ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Premium receipts on:
    Fixed annuity contracts                  $688,942,000       $377,752,000
    Guaranteed investment contracts            55,000,000         86,158,000
  Net exchanges from the fixed
    accounts of variable annuity contracts   (227,868,000)       (93,739,000)
  Withdrawal payments on:
    Fixed annuity contracts                  (124,474,000)      (132,245,000)
    Guaranteed investment contracts           (62,122,000)        (8,343,000)
  Claims and annuity payments on fixed
    annuity contracts                         (16,941,000)       (15,060,000)
  Net receipts from (repayments of)
    other short-term financings                 6,113,000       (120,273,000)
  Net increase in senior indebtedness                 ---         19,866,000
  Capital contributions received               28,411,000         27,387,000
  Dividend paid                                       ---        (29,400,000)
                                             ------------       ------------

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                  347,061,000        112,103,000
                                             ------------       ------------
NET INCREASE IN CASH AND SHORT-TERM
  INVESTMENTS                                 131,170,000         68,482,000

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                         122,058,000        249,209,000
                                             ------------       ------------
CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                              $253,228,000       $317,691,000
                                             ============       ============

Supplemental cash flow information:

  Interest paid on indebtedness              $  1,608,000       $  2,606,000
                                             ============       ============

  Net income taxes paid                      $ 11,378,000       $ 10,253,000
                                             ============       ============

                             See accompanying note

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                       PART I - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.    Basis of Presentation
      ---------------------

Anchor National Life Insurance Company (the "Company") is an indirect wholly owned subsidiary of SunAmerica Inc. (the "Parent"). In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1997 and September 30, 1996, the results of its consolidated operations for the three months and six months ended March 31, 1997 and 1996 and its consolidated cash flows for the six months ended March 31, 1997 and 1996. The results of operations for the three months and six months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1996, contained in the Company's 1996 Annual Report on Form 10-K. Certain items have been reclassified to conform to the current period's presentation.

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                       PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations of Anchor National Life Insurance Company (the "Company") for the three months and six months ended March 31, 1997 and 1996 follows. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in the following discussion and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future or projected levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

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

RESULTS OF OPERATIONS

      NET INCOME totaled $16.2 million in the second quarter of 1997 and $14.7 million in the second quarter of 1996. For the six months, net income amounted to $19.6 million in 1997, compared with $20.6 million in 1996.

      PRETAX INCOME totaled $25.1 million in the second quarter of 1997 and $23.7 million in the second quarter of 1996. For the six months, pretax income totaled $30.1 million in 1997 and $33.0 million in 1996. This $2.9 million decline in the six months of 1997 primarily resulted from increased net realized investment losses and general and administrative expenses, partially offset by increased fee income.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $16.3 million in the second quarter of 1997 from $14.2 million in the second quarter of 1996. These amounts represent 2.41% on average invested assets (computed on a daily basis) of $2.70 billion in the second quarter of 1997 and 2.57% on average invested assets of $2.20 billion in the second quarter of 1996. For the six months, net investment income increased to $30.8 million in 1997 from $28.8 million in 1996, representing 2.37% on average invested assets of $2.60 billion in 1997 and 2.78% on average invested assets of $2.07 billion in 1996.

      Net investment income also includes the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $147.7 million in the second quarter of 1997, $152.3 million in the second quarter of 1996, $149.0 million in the six months of 1997 and $142.0 million in the six months of 1996. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities was 2.11% in the second quarter of 1997, 2.22% in the second quarter of 1996, 2.06% in the six months of 1997 and 2.42% in the six months of 1996.

      Investment income totaled $50.7 million in the second quarter of 1997, up from $40.4 million in the second quarter of 1996. For the six months, investment income amounted to $97.4 million in 1997, up from $79.0 million in 1996. These amounts represent yields on average invested assets of 7.50% and 7.35% in the second quarters of 1997 and 1996, respectively, and 7.48% and 7.63% in the six months of 1997 and 1996, respectively. Investment income increased primarily as a result of higher levels of average invested assets.

      Partnership income increased to $1.4 million (representing a yield of 13.19% on related average assets of $42.8 million) in the second quarter of 1997, compared with $0.9 million (representing a yield of 10.52% on related average assets of $35.3 million) in the second quarter of 1996. For the six months, partnership income amounted to $2.2 million (representing a yield of 9.88% on related average assets of $43.7 billion) in 1997, compared with $2.3 million (representing a yield of 11.15% on related average assets of $42.0 million) in 1996. Partnership income is based upon cash distributions received from limited partnerships, the operations of which the Company does not significantly influence. Consequently, such income is not predictable and there can be no assurance that the Company will realize comparable levels of such income in the future.

      Total interest expense aggregated $34.4 million in the second quarter of 1997 and $26.2 million in the second quarter of 1996. For the six months, interest expense aggregated $66.6 million in 1997, compared with $50.3 million in 1996. The average rate paid on all interest-bearing liabilities was 5.39% (5.29% on fixed annuity contracts and 5.69% on guaranteed investment contracts ("GICs")) in the second quarter of 1997, compared with 5.13% (5.04% on fixed annuity contracts and 5.80% on GICs) in the second quarter of 1996. For the six months, the average rate paid on all interest-bearing liabilities was 5.42% (5.31% on fixed annuity contracts and 5.75% on GICs) in 1997, compared with 5.21% (5.07% on fixed annuity contracts and 5.98% on GICs) in 1996. Interest-bearing liabilities averaged $2.56 billion during the second quarter of 1997, $2.05 billion during the second quarter of 1996, $2.46 billion during the six months of 1997 and $1.93 billion during the six months of 1996.

      The increase in the average rates paid on fixed annuity contracts during 1997 primarily resulted from the impact of certain promotional one-year interest rates offered on the Company's Polaris variable annuity product. The decline in interest crediting rates on GICs reflects the generally declining interest rate environment since early 1995 and its effect on the variable-rate GIC portfolio.

      The growth in average invested assets in 1997 reflects sales of the Company's fixed-rate products, consisting of both fixed accounts of variable annuity products and GICs. Since March 31, 1996, fixed annuity premiums have aggregated $1.05 billion and GIC premiums have totaled $103.8 million. Fixed annuity premiums totaled $326.1 million in the second quarter of 1997 and $315.2 million in the second quarter of 1996. For the six months, fixed annuity premiums totaled $688.9 million in 1997 and $377.8 million in 1996.
The increases in fixed annuity premiums in 1997 resulted primarily from greater inflows into the one-year fixed account of the Company's Polaris product. The Company has observed that many purchasers of its variable annuity contracts allocate new premiums to the one-year fixed account and concurrently elect the option to dollar cost average into one or more variable funds. Accordingly, the Company anticipates that it will see a large portion of these premiums transferred into the variable funds.

      GIC premiums totaled $50.0 million in the second quarter of 1997 and $55 million in the six months of 1997. GIC premiums in 1996 amounted to $86.2 million in both the second quarter and the six months. In 1995, the Company began to issue GICs, which guarantee the payment of principal and interest at fixed or variable rates for a term of one to five years. The Company's GICs that are purchased by asset management firms either prohibit withdrawals or permit withdrawals with notice ranging from 90 to 270 days. Contracts that are purchased by banks or state and local governmental authorities either prohibit withdrawals or permit scheduled book value withdrawals subject to terms of the underlying indenture or agreement. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity.

      NET REALIZED INVESTMENT LOSSES totaled $1.2 million in the second quarter of 1997, compared with net realized investment gains of $2.0 million in the second quarter of 1996. For the six months, net realized investment losses totaled $20.3 million in 1997, compared with $10.8 million in 1996 and include impairment writedowns of $16.1 million and $13.9 million, respectively. Therefore, for the six months, net losses from sales of investments totaled $4.2 million in 1997, compared with net gains of $3.1 million in 1996. Impairment writedowns were not recorded in the second quarter of either 1997 or 1996.

      Net losses in the six months of 1997 include $5.4 million of net losses realized on $1.39 billion of sales of bonds. Net gains in 1996 include $4.3 million of net gains realized on $690.3 million of sales of bonds. Sales of investments are generally made to maximize total return.

      Impairment writedowns in the six months reflect $15.7 million and $13.9 million of provisions applied to non-income producing land owned in Arizona in 1997 and 1996, respectively. The statutory carrying value of this land had been guaranteed by the Company's ultimate Parent, SunAmerica Inc. ("SunAmerica"). SunAmerica made capital contributions of $28.4 million and $27.4 million on December 31, 1997 and 1996, respectively, to the Company through the Company's direct parent in exchange for the termination of its guaranty with respect to this land. Accordingly, the Company reduced the carrying value of this land to estimated fair value to reflect the full termination of the guaranty. Impairment writedowns, on an annualized basis, represent 1.24% and 1.44% of average invested assets for the six months of 1997 and 1996, respectively. Such writedowns are based upon estimates of the realizable value of the applicable assets. Actual realization will be dependent upon future events.

      VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees totaled $32.3 million in the second quarter of 1997 and $25.2 million in the second quarter of 1996. For the six months, variable annuity fees totaled $62.9 million in 1997, compared with $49.5 million in 1996. These increases reflect growth in average variable annuity assets, due to increased market values, net exchanges into the separate accounts from the fixed accounts of variable annuity contracts and the receipt of variable annuity premiums, partially offset by surrenders. Variable annuity assets averaged $7.10 billion during the second quarter of 1997 and $5.59 billion during the second quarter of 1996. For the six months, variable annuity assets averaged $6.85 billion in 1997, compared with $5.44 billion in 1996. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, have aggregated $1.02 billion since March 31, 1996. Variable annuity premiums increased to $304.1 million in the second quarter of 1997 from $224.5 million in the second quarter of 1996. For the six months, variable annuity premiums totaled $531.0 million in 1997, compared with $434.1 million in 1996. These increases may be attributed, in part, to market share gains through enhanced distributions, as well as strong demand for equity investments, principally as a result of generally favorable market conditions. The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future.

      NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiary, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $9.8 million in the second quarter of 1997 and $8.2 million in the second quarter of 1996. For the six months, net retained commissions totaled $17.6 million in 1997 and $14.6 million in 1996. Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $2.67 billion in the second quarter of 1997 and $2.57 billion in the second quarter of 1996. For the six months, such sales totaled $4.70 billion in 1997 and $4.32 billion in 1996. The increases in sales and net retained commissions during 1997 reflect a greater number of registered representatives and higher average production, combined with generally favorable market conditions. Increases in net retained commissions may not be proportionate to increases in sales primarily due to differences in sales mix.

      ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds by SunAmerica Asset Management Corp. Such fees totaled $6.3 million on average assets managed of $2.31 billion in the second quarter of 1997 and $6.4 million on average assets managed of $2.15 billion in the second quarter of 1996. For the six months, asset management fees totaled $12.7 million on average assets managed of $2.26 billion in 1997, compared with $12.9 million on average assets managed of $2.15 billion in 1996. Asset management fees decreased slightly in 1997, despite increases in average assets managed, principally due to changes in product mix. Sales of mutual funds, excluding sales of money market accounts, have aggregated $305.7 million since March 31, 1996. Mutual fund sales totaled $119.9 million in the second quarter of 1997, up $56.3 million from the $63.6 million recorded in the second quarter of 1996. For the six months, such sales totaled $182.3 million in 1997, up from $99.9 million in 1996. The significant increases in sales in the 1997 periods principally resulted from the introduction in November 1996 of the Company's "Style Select Series" product. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $110.4 million in the second quarter of 1997 and $102.1 million in the second quarter of 1996. For the six months, such redemptions amounted to $214.1 million in 1997 and $199.6 million in 1996.

      SURRENDER CHARGES on fixed and variable annuities totaled $1.1 million in the second quarter of 1997, $1.2 million in the second quarter of 1996, $2.5 million in the six months of 1997 and $2.4 million in the six months of 1996. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first five to seven years of an annuity contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $277.8 million in the second quarter of 1997 and $223.6 million in the second quarter of 1996. Annualized, these payments represent 12.3% and 12.6%, respectively, of the aggregate of average fixed and variable annuity reserves. For the six months, withdrawal payments totaled $515.9 million in 1997 and $438.8 million in 1996, and, annualized, represent 11.8% and 12.7%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $215.4 million in the second quarter of 1997, $151.8 million in the second quarter of 1996, $391.4 million in the six months of 1997 and $306.3 million in the six months of 1996. Management anticipates that withdrawal rates will remain relatively stable for the foreseeable future.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $23.2 million in the second quarter of 1997, compared with $18.3 million in the second quarter of 1996. For the six months, general and administrative expenses totaled $45.5 million in 1997, compared with $35.3 million in 1996. Expenses in 1997 increased primarily due a growing block of business. Expenses remain closely controlled through a company-wide cost containment program and continue to represent approximately 1% of average total assets on a annualized basis.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $13.4 million in the second quarter of 1997 and $14.2 million in the second quarter of 1996. For the six months, such amortization totaled $27.3 million in 1997, compared with $27.8 million in 1996.

      ANNUAL COMMISSIONS represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's variable annuity contracts. Substantially all of the Company's currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission payment. Annual commissions totaled $2.0 million in the second quarter of 1997, $1.1 million in the second quarter of 1996, $3.4 million in the six months of 1997 and $2.0 million in the six months of 1996. The increase in annual commissions reflects increased sales of annuities that offer this commission option. The Company estimates that approximately 43% of the average balance of its variable annuity products is currently subject to such annual commissions. Based on current sales, this percentage is expected to increase in future periods.

      INCOME TAX EXPENSE totaled $8.9 million in the second quarter of 1997, $9.0 million in the second quarter of 1996, $10.5 million in the six months of 1997 and $12.4 million in the six months of 1996, and represented effective tax rates of 35% in 1997 and 38% in 1996. Tax rates are higher in 1996 because a larger proportion of the total income was from subsidiaries located in states with higher income tax rates.

FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDER'S EQUITY decreased by $23.9 million to $506.2 million at March 31, 1997 from $530.1 million at December 31, 1996, primarily as a result of the $25.5 million dividend paid to the Company's parent, partially offset by the $16.3 million of net income recorded for the quarter. Shareholder's equity at March 31, 1997 was also unfavorably impacted by the recording of a $7.1 million net unrealized loss on debt and equity securities available for sale, which represents a $14.7 million swing from the $7.6 million net unrealized gain recorded at December 31, 1996.

      TOTAL ASSETS increased by $339.5 million to $10.37 billion at March 31, 1997 from $10.03 billion at December 31, 1996, principally due to a $212.9 million increase in the separate accounts for variable annuities and a $77.4 million increase in invested assets.

      INVESTED ASSETS at March 31, 1997 totaled $2.78 billion, compared with $2.70 billion at December 31, 1996. This $77.4 million increase primarily resulted from sales of fixed annuities and the fixed account of variable annuities, partially offset by $16.2 million of unrealized losses on debt and equity securities available for sale, compared to $18.4 million of unrealized gains at December 31, 1996.

      The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed maturity assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in prepayment risk, the Company's need for liquidity and other similar factors.

      THE BOND PORTFOLIO had an aggregate amortized cost that exceeded its fair value by $17.7 million at March 31, 1997. At December 31, 1996, the fair value of the Bond Portfolio exceeded its amortized cost by $17.0 million. The net unrealized loss on the Bond Portfolio since December 31, 1996 principally reflects higher relative prevailing interest rates at March 31, 1997 and their corresponding effect on the fair value of the Bond Portfolio.

      All of the Bond Portfolio ($2.26 billion at amortized cost, excluding $6.5 million of redeemable preferred stocks) at March 31, 1997 was rated by Standard and Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff and Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or under comparable statutory rating guidelines established by the National Association of Insurance Commissioners ("NAIC") and implemented by either the NAIC or the Company. At March 31, 1997, approximately $2.06 billion of the Bond Portfolio (at amortized cost) was rated investment grade by one or more of these agencies or by the Company or the NAIC, pursuant to applicable NAIC guidelines, including $1.02 billion of U.S. government/agency securities and mortgage-backed securities ("MBSs").

      At March 31, 1997, the Bond Portfolio included $188.5 million (fair value, $187.6 million) of bonds not rated investment grade by S&P, Moody's, DCR, Fitch or the NAIC. Based on their March 31, 1997 amortized cost, these non-investment-grade bonds accounted for 1.82% of the Company's total assets and 6.74% of its invested assets.

      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company intends that the proportion of its portfolio invested in such securities not exceed current levels, but its policies may change from time to time, including in connection with any possible acquisition. The Company had no material concentrations of non-investment-grade securities at March 31, 1997. The table on the following page summarizes the Company's rated bonds by rating classification.

                                          RATED BONDS BY RATING CLASSIFICATION
                                                 (dollars in thousands)
                                                   Issues not rated by S&P/Moody's/
         Issues Rated by S&P/Moody's/DCR/Fitch          DCR/Fitch, by NAIC Category                               Total
----------------------------------------------  ----------------------------------- -----------------------------------
 S&P/(Moody's)/                      Estimated      NAIC                  Estimated             Percent of    Estimated
  [DCR]/{Fitch}         Amortized         fair  category    Amortized          fair   Amortized   invested         fair
   category (1)              cost        value        (2)        cost         value        cost   assets(3)       value
---------------       -----------  -----------  --------  -----------  ------------ -----------  ---------  -----------

AAA+ to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}         $ 1,371,315  $ 1,356,231       1    $   144,866  $   146,878  $ 1,516,181     54.20%  $ 1,503,109
BBB+ to BBB-
  (Baal to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}          430,153      426,680       2        115,206      114,776      545,359     19.50       541,456
BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}             13,802       14,566       3         23,830       24,535       37,632      1.35        39,101
B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}              114,644      112,983       4         32,369       32,803      147,013      5.26       145,786
CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}              3,258        2,110       5            ---          ---        3,258      0.12         2,110
C1 to D
  [DD]
  {D}                         ---          ---       6            611          611          611      0.02           611
                      -----------  -----------            -----------  -----------  -----------             -----------
TOTAL RATED ISSUES    $ 1,933,172  $ 1,912,570            $   316,882  $   319,603  $ 2,250,054             $ 2,232,173
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

(3)   At amortized cost.

      Senior Secured Loans ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $255.0 million at March 31, 1997. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At March 31, 1997, Secured Loans consisted of loans to 74 borrowers spanning 25 industries, with 18% of these assets (at amortized cost) concentrated in financial institutions and 15% concentrated in the utility industry. No other industry concentration constituted more than 10% of these assets.

      While the trading market for Secured Loans is more limited than for publicly traded corporate debt issues, management believes that participation in these transactions has enabled the Company to improve its investment yield. Although, as a result of restrictive financial covenants, Secured Loans involve greater risk of technical default than do publicly traded investment-grade securities, management believes that the risk of loss upon default for its Secured Loans is mitigated by their financial covenants and senior secured positions. The Company's Secured Loans are rated by S&P, Moody's, DCR, Fitch or by the Company or the NAIC, pursuant to comparable statutory rating guidelines established by the NAIC.

      MORTGAGE LOANS aggregated $189.0 million at March 31, 1997 and consisted of 35 first mortgage loans with an average loan balance of approximately
$5.4 million, collateralized by properties located in 17 states. Approximately 23% of this portfolio was multifamily residential, 19% was retail, 16% was hotel, 14% was office, and 28% was other types. At March 31, 1997, approximately 13% of the portfolio was secured by properties located in New Jersey, 13% by properties located in California and 11% by properties located in Colorado. The Company had no concentrations in any other single state or type of property that amounted to more than 10% of the mortgage loan portfolio. At March 31, 1997, there were four loans with outstanding balances of $10 million or more, the largest of which had a balance of approximately $20.5 million, which collectively aggregated approximately 30% of the portfolio. At March 31, 1997, approximately 25% of the mortgage loan portfolio consisted of loans with balloon payments due before March 31, 2001. During the second quarter and six months of 1997 and 1996, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the portfolio.

      At March 31, 1997, approximately 30% of the mortgage loans in the portfolio were seasoned loans underwritten to the Company's standards and purchased at or near par from another financial institution. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the effects of general economic conditions on these commercial properties. However, due to the seasoned nature of the Company's mortgage loans and its strict underwriting standards, the Company believes that it has reduced the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

      OTHER INVESTED ASSETS aggregated $72.0 million at March 31, 1997, including $41.7 million of investments in limited partnerships and an aggregate of $30.3 million of miscellaneous investments, including policy loans, residuals, separate account investments and leveraged leases. The Company's limited partnership interests, accounted for by using the cost method of accounting, invest mainly in equity securities.

      ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed maturities that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed maturities are priced over the yield curve and general ecomomic conditions. Its portfolio strategy is designed to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company's fixed-rate products incorporate surrender charges or other limitations on when contracts can be surrendered for cash to encourage persistency. Approximately 72% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at March 31, 1997.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its reserves under a variety of possible future interest rate scenarios. At March 31, 1997, the weighted average life of the Company's investments was approximately five years and the duration was approximately three. Weighted average life is the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common option-adjusted measure for the price sensitivity of a fixed-income portfolio to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio if interest rates change by 100 basis points, recognizing the changes in portfolio cashflows resulting from embedded options such as prepayments and bond calls.

      As a component of its investment strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At March 31, 1997, the Company had one outstanding Swap Agreement with a notional principal amount of $15.9 million. This agreement matures in December 2024.

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

      DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $5.3 million at March 31, 1997 (at amortized cost, with a fair value of $4.1 million) including $3.8 million of bonds and notes and $1.5 million of mortgage loans. At March 31, 1997, defaulted investments constituted 0.2% of total invested assets. At
December 31, 1996, defaulted investments totaled $6.5 million which constituted 0.2% of total invested assets.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At March 31, 1997, approximately $0.8 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $16.8 million, while approximately $1.45 billion of the Bond Portfolio had an aggregate unrealized loss of $34.5 million. In addition, the Company's investment portfolio currently provides approximately $23.8 million of monthly cash flow from scheduled principal and interest payments.

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

      During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies or allowing combinations between insurance companies, banks and other entities. In recent years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include investment reserve requirements, risk-based capital standards, new investment standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws relating to product design and illustrations for annuity products. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

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

Item 3.  Defaults Upon Senior Securities
         -------------------------------
  Not applicable.

Item 4.  Submissions of Matters to a Vote of Security Holders
         ----------------------------------------------------
  Not applicable.

Item 5.  Other Information
         -----------------
  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

EXHIBITS

Exhibit
 No.        Description
-------     -----------
10(a)       Subordinated Loan Agreement for Equity Capital, dated as of
            February 19, 1997, between the Company's subsidiary, SunAmerica
            Capital Services, Inc. ("SACS") and SunAmerica, Inc. ("SAI"), defining SAI's rights with respect to the 9% note due March 14, 2000.

27          Financial Data Schedule



No Current Report on Form 8-K was filed during the three months ended March 31, 1997.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ANCHOR NATIONAL LIFE INSURANCE COMPANY

Date:  May 15, 1997     By:/s/ SCOTT L. ROBINSON
----------------------- ------------------------
                             Scott L. Robinson
                             Senior Vice President and Director


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature                  Title                          Date
---------                  -----                          ----

/s/   SCOTT L. ROBINSON    Senior Vice President and      May 15, 1997
------------------------    Director (Principal Financial ------------
      Scott L. Robinson     Officer)


/s/   N. SCOTT GILLIS      Senior Vice President and      May 15, 1997
------------------------    Controller (Principal         ------------
      N. Scott Gillis       Accounting Officer)

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                           LIST OF EXHIBITS FILED



Exhibit
  No.       Description
-------     -----------
10(a)       Subordinated Loan Agreement for Equity Capital, dated as of
            February 19, 1997, between the Company's subsidiary, SunAmerica
            Capital Services, Inc. ("SACS") and SunAmerica, Inc. ("SAI"), defining SAI's rights with respect to the 9% note due March 14, 2000.

27          Financial Data Schedule