Form 10-Q
period 1997-06-30
ANCHOR NATIONAL LIFE INSURANCE CO
filed 1997-08-14
CIK 6342

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                     OR

/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                   to


                        Commission File No. 33-47472


                   ANCHOR NATIONAL LIFE INSURANCE COMPANY


           Incorporated in California                  86-0198983
                                                      IRS Employer
                                                    Identification No.

1 SunAmerica Center, Los Angeles, California  90067-6022
Registrant's telephone number, including area code:     (310) 772-6000


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS   Yes  x   No
                                               ---    ---
THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANTS COMMON STOCK ON August 14, 1997 WAS AS FOLLOWS:

Common Stock (par value $1,000 per share)                         3,511 shares

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                                    INDEX



                                                                    Page
                                                                  Number(s)

Part I - Financial Information

      Consolidated Balance Sheet (Unaudited) -
      June 30, 1997 and September 30, 1996                          3 - 4


      Consolidated Income Statement (Unaudited) -
      Three Months and Nine Months Ended June 30, 1997 and 1996         5


      Consolidated Statement of Cash Flows (Unaudited) -
      Nine Months Ended June 30, 1997 and 1996                      6 - 7


      Note to Consolidated Financial Statements (Unaudited)             8


      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                          9 - 22


Part II - Other Information                                            23

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                                     June 30,    September 30,
                                                         1997             1996
                                              ---------------   --------------
ASSETS

Investments:
  Cash and short-term investments              $  270,125,000   $  122,058,000
  Bonds, notes and redeemable
   preferred stocks available for sale,
    at fair value (amortized cost:
      June 1997, $2,006,364,000;
      September 1996, $2,001,024,000)           2,023,800,000    1,987,271,000
  Mortgage loans                                  270,468,000       98,284,000
  Common stocks, at fair value (cost:
    June 1997, $2,506,000;
    September 1996, $2,911,000)                     5,174,000        3,970,000
  Real estate                                      24,000,000       39,724,000
  Other invested assets                           137,515,000       77,925,000
                                              ---------------   --------------
  Total investments                             2,731,082,000    2,329,232,000

  Variable annuity assets                       8,242,446,000    6,311,557,000
  Receivable from brokers for sales of
    securities                                            ---       52,348,000
  Accrued investment income                        23,743,000       19,675,000
  Deferred acquisition costs                      515,020,000      443,610,000
  Other assets                                     57,301,000       48,113,000
                                              ---------------   --------------
TOTAL ASSETS                                  $11,569,592,000   $9,204,535,000
                                              ===============   ==============











                             See accompanying note

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEET (Continued)
                                  (Unaudited)
                                                     June 30,    September 30,
                                                         1997             1996
                                              ---------------   --------------
LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts         $2,131,406,000   $1,789,962,000
  Reserves for guaranteed investment
    contracts                                     421,657,000      415,544,000
  Payable to brokers for purchases of
    securities                                      5,611,000              ---
  Income taxes currently payable                   29,351,000       21,486,000
  Other liabilities                               108,874,000       74,710,000
                                              ---------------   --------------
  Total reserves, payables
    and accrued liabilities                     2,696,899,000    2,301,702,000
                                              ---------------   --------------
Variable annuity liabilities                    8,242,446,000    6,311,557,000
                                              ---------------   --------------
Subordinated notes payable to Parent               36,041,000       35,832,000
                                              ---------------   --------------
Deferred income taxes                              56,964,000       70,189,000
                                              ---------------   --------------
Shareholder's equity:
  Common Stock                                      3,511,000        3,511,000
  Additional paid-in capital                      308,674,000      280,263,000
  Retained earnings                               216,213,000      207,002,000
  Net unrealized gain (loss) on debt and
    equity securities available for sale            8,844,000       (5,521,000)
                                              ---------------   --------------
  Total shareholder's equity                      537,242,000      485,255,000
                                              ---------------   --------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY    $11,569,592,000   $9,204,535,000
                                              ===============   ==============







                             See accompanying note

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                         CONSOLIDATED INCOME STATEMENT
                                  (Unaudited)

                                            Three Months                Nine Months
                                     -------------------------   -------------------------
                                        1997          1996          1997          1996
                                     -----------   -----------   -----------   -----------
Investment income                    $56,272,000   $42,377,000  $153,703,000  $121,414,000
                                     -----------   -----------   -----------   -----------
Interest expense on:
  Fixed annuity contracts            (28,732,000)  (21,129,000)  (81,078,000)  (59,759,000)
  Guaranteed investment contracts     (6,196,000)   (5,209,000)  (18,182,000)  (13,962,000)
  Senior indebtedness                 (1,016,000)     (781,000)   (1,754,000)   (2,402,000)
  Subordinated notes payable
    to Parent                           (809,000)     (632,000)   (2,333,000)   (1,897,000)
                                     -----------   -----------   -----------   -----------
Total interest expense               (36,753,000)  (27,751,000) (103,347,000)  (78,020,000)
                                     -----------   -----------   -----------   -----------
NET INVESTMENT INCOME                 19,519,000    14,626,000    50,356,000    43,394,000
                                     -----------   -----------   -----------   -----------
NET REALIZED INVESTMENT LOSSES        (2,400,000)     (574,000)  (22,690,000)  (11,337,000)
                                     -----------   -----------   -----------   -----------
Fee income:
  Variable annuity fees               35,229,000    26,871,000    98,168,000    76,353,000
  Net retained commissions            10,344,000     8,379,000    27,917,000    23,027,000
  Asset management fees                6,202,000     6,371,000    18,925,000    19,235,000
                                     -----------   -----------   -----------   -----------
TOTAL FEE INCOME                      51,775,000    41,621,000   145,010,000   118,615,000
                                     -----------   -----------   -----------   -----------
Other income and expenses:
  Surrender charges                    1,339,000     1,416,000     3,794,000     3,828,000
  General and administrative
    expenses                         (23,530,000)  (20,027,000)  (69,062,000)  (55,337,000)
  Amortization of deferred
    acquisition costs                (21,495,000)  (14,793,000)  (48,753,000)  (42,166,000)
  Annual commissions                  (2,508,000)   (1,276,000)   (5,942,000)   (3,269,000)
  Other, net                             (49,000)     (410,000)       32,000      (174,000)
                                     -----------   -----------   -----------   -----------
TOTAL OTHER INCOME AND EXPENSES      (46,243,000)  (35,090,000) (119,931,000)  (97,118,000)
                                     -----------   -----------   -----------   -----------
PRETAX INCOME                         22,651,000    20,583,000    52,745,000    53,554,000
Income tax expense                    (7,531,000)   (6,251,000)  (18,034,000)  (18,654,000)
                                     -----------   -----------   -----------   -----------

NET INCOME                           $15,120,000   $14,332,000   $34,711,000   $34,900,000
                                     ===========   ===========   ===========   ===========
                                     See accompanying note

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                                  Nine Months Ended June 30,
                                             -------------------------------
                                                     1997               1996
                                             ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $ 34,711,000       $ 34,900,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Interest credited to:
        Fixed annuity contracts                81,078,000         59,759,000
        Guaranteed investment contracts        18,182,000         13,962,000
      Net realized investment losses           22,690,000         11,337,000
      Accretion of net discounts on
        investments                            (9,025,000)        (6,405,000)
      Amortization of goodwill                    876,000            876,000
      Provision for deferred income taxes     (20,960,000)       (12,488,000)
  Change in:
    Accrued investment income                  (4,068,000)        (8,468,000)
    Deferred acquisition costs                (82,110,000)       (42,667,000)
    Other assets                              (10,064,000)        (6,819,000)
    Income taxes currently payable              7,865,000         10,349,000
    Other liabilities                           9,403,000          3,967,000
    Other, net                                    273,000           (202,000)
                                             ------------       ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES      48,851,000         58,101,000
                                             ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable preferred
      stocks                               (2,220,070,000)    (1,417,951,000)
    Mortgage loans                           (187,265,000)               ---
    Other investments, excluding short-term
      investments                             (71,684,000)       (15,223,000)
  Sales of:
    Bonds, notes and redeemable preferred
      stocks                                1,960,229,000        957,467,000
    Other investments, excluding short-term
      investments                               1,233,000         16,311,000
  Redemptions and maturities of:
    Bonds, notes and redeemable preferred
      stocks                                  308,659,000        191,035,000
    Mortgage loans                             15,371,000          9,706,000
    Other investments, excluding short-term
      investments                              16,838,000          6,257,000
                                             ------------       ------------
NET CASH USED BY INVESTING ACTIVITIES        (176,689,000)      (252,398,000)
                                             ------------       ------------

                             See accompanying note

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)

               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                  (Unaudited)
                                                  Nine Months Ended June 30,
                                             -------------------------------
                                                     1997               1996
                                             ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Premium receipts on:
    Fixed annuity contracts                  $877,884,000       $514,353,000
    Guaranteed investment contracts            55,000,000         89,967,000
  Net exchanges from the fixed
    accounts of variable annuity contracts   (402,933,000)      (169,313,000)
  Withdrawal payments on:
    Fixed annuity contracts                  (188,979,000)      (199,990,000)
    Guaranteed investment contracts           (67,111,000)       (12,715,000)
  Claims and annuity payments on fixed
    annuity contracts                         (25,837,000)       (22,320,000)
  Net receipts from (repayments of)
    other short-term financings                24,970,000       (126,468,000)
  Capital contributions received               28,411,000         27,387,000
  Dividends paid                              (25,500,000)       (29,400,000)
                                             ------------       ------------

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                  275,905,000         71,501,000
                                             ------------       ------------
NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS                      148,067,000       (122,796,000)

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                         122,058,000        249,209,000
                                             ------------       ------------
CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                              $270,125,000       $126,413,000
                                             ============       ============

Supplemental cash flow information:

  Interest paid on indebtedness              $  3,454,000       $  3,879,000
                                             ============       ============

  Net income taxes paid                      $ 31,133,000       $ 20,789,000
                                             ============       ============

                             See accompanying note

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                       PART I - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.    Basis of Presentation
      ---------------------

Anchor National Life Insurance Company (the "Company") is an indirect wholly owned subsidiary of SunAmerica Inc. (the "Parent"). In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1997 and September 30, 1996, the results of its consolidated operations for the three months and nine months ended June 30, 1997 and 1996 and its consolidated cash flows for the nine months ended June 30, 1997 and 1996. The results of operations for the three months and nine months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1996, contained in the Company's 1996 Annual Report on Form 10-K. Certain items have been reclassified to conform to the current period's presentation.

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                       PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations of Anchor National Life Insurance Company (the "Company") for the three months and six months ended June 30, 1997 and 1996 follows. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in the following discussion and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. In particular, statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future or projected levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

      Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable events or developments, some of which may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates, some of which may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation, and others of which may relate to the Company specifically, such as credit, volatility, and other risks associated with the Company's investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

RESULTS OF OPERATIONS

      NET INCOME totaled $15.1 million in the third quarter of 1997 and $14.3 million in the third quarter of 1996. For the nine months, net income amounted to $34.7 million in 1997, compared with $34.9 million in 1996.

      PRETAX INCOME totaled $22.7 million in the third quarter of 1997 and $20.6 million in the third quarter of 1996. This $2.1 million increase primarily resulted from increased variable annuity fee income and net investment income, partially offset by an increase in amortization of deferred acquisition costs. For the nine months, pretax income totaled $52.7 million in 1997, compared with $53.6 million in 1996. This decline in the nine months of 1997 primarily resulted from increases in general and administrative expenses and net realized investment losses, partially offset by an increase in fee income.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $19.5 million in the third quarter of 1997 from $14.6 million in the third quarter of 1996. These amounts represent 2.82% on average invested assets (computed on a daily basis) of $2.77 billion in the third quarter of 1997 and 2.58% on average invested assets of $2.27 billion in the third quarter of 1996. For the nine months, net investment income increased to $50.4 million in 1997 from $43.4 million in 1996, representing 2.52% on average invested assets of $2.66 billion in 1997 and 2.71% on average invested assets of $2.14 billion in 1996.

      Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess declined to $95.8 million in the third quarter of 1997 from $141.2 million in the third quarter of 1996, and declined to $131.2 million in the nine months of 1997 from $141.7 million in the nine months of 1996. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities was 2.63% in the third quarter of 1997, 2.26% in the third quarter of 1996, 2.25% in the nine months of 1997 and 2.37% in the nine months of 1996.

      Investment income totaled $56.3 million in the third quarter of 1997, up from $42.4 million in the third quarter of 1996. For the nine months, investment income amounted to $153.7 million in 1997, up $32.3 million from the $121.4 million recorded in 1996. These amounts represent yields on average invested assets of 8.12% and 7.48% in the third quarters of 1997 and 1996, respectively, and 7.70% and 7.58% in the nine months of 1997 and 1996, respectively. These increased yields in 1997 include the effects of higher returns from the Company's investments in partnerships. The increases in investment income in 1997 also reflect increases in average invested assets.

      Partnership income increased to $2.8 million (representing a yield of 26.42% on related average assets of $42.8 million) in the third quarter of 1997, compared with $1.5 million (representing a yield of 16.18% on related average assets of $36.2 million) in the third quarter of 1996. For the nine months, partnership income amounted to $5.0 million (representing a yield of 15.32% on related average assets of $43.4 million) in 1997, compared with $3.8 million (representing a yield of 12.66% on related average assets of $40.1 million) in 1996. Partnership income is based upon cash distributions received from limited partnerships, the operations of which the Company does not significantly influence. Consequently, such income is not predictable and there can be no assurance that the Company will realize comparable levels of such income in the future.

      Total interest expense aggregated $36.8 million in the third quarter of 1997 and $27.8 million in the third quarter of 1996. For the nine months, interest expense aggregated $103.3 million in 1997, compared with $78.0 million in 1996. The average rate paid on all interest-bearing liabilities was 5.49% (5.36% on fixed annuity contracts and 5.92% on guaranteed investment contracts ("GICs")) in the third quarter of 1997, compared with 5.22% (5.07% on fixed annuity contracts and 5.71% on GICs) in the third quarter of 1996. For the nine months, the average rate paid on all interest-bearing liabilities was 5.45% (5.33% on fixed annuity contracts and 5.80% on GICs) in 1997 and 5.21% (5.07% on fixed annuity contracts and 5.88% on GICs) in 1996. Interest-bearing liabilities averaged $2.68 billion during the third quarter of 1997, $2.13 billion during the third quarter of 1996, $2.53 billion during the nine months of 1997 and $2.00 billion during the nine months of 1996.

      The increase in the average rates paid on fixed annuity contracts during 1997 primarily resulted from the impact of certain promotional one-year interest rates offered on the Company's Polaris variable annuity product. Most of the Company's GICs are variable and are repriced quarterly at the then-current interest rates.

      The growth in average invested assets in 1997 primarily reflects the receipt of fixed-rate premiums, consisting of both fixed accounts of variable annuity products and GICs. Since June 30, 1996, fixed annuity premiums have totaled $1.11 billion and GIC premiums have aggregated $100.0 million. Fixed annuity premiums totaled $188.9 million in the third quarter of 1997, $136.6 million in the third quarter of 1996, $877.9 million in the nine months of 1997 and $514.4 million in the nine months of 1996. The increases in premiums for the fixed accounts of variable annuities resulted primarily from greater inflows into the one-year fixed account of the Company's Polaris product. The Company has observed that many purchasers of its variable annuity contracts allocate new premiums to the one-year fixed account and concurrently elect the option to dollar cost average into one or more variable funds. Accordingly, the Company anticipates that it will see a large portion of these premiums transferred into the variable funds.

      There were no GIC premiums during the third quarter of 1997 and $3.8 million of GIC premiums in the third quarter of 1996. For the nine months, GIC premiums totaled $55 million in 1997 and $90.0 million in 1996. The Company's GIC's guarantee the payment of principal and interest at fixed or variable rates for a term of one to five years. Contracts that are purchased by asset management firms either prohibit withdrawals or permit withdrawals with notice ranging from 90 to 270 days. Contracts that are purchased by banks or state and local governmental authorities either prohibit withdrawals or permit scheduled book value withdrawals subject to terms of the underlying indenture or agreement. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity.

      NET REALIZED INVESTMENT LOSSES totaled $2.4 million in the third quarter of 1997, compared with $0.6 million in the third quarter of 1996. Net realized investment losses include impairment writedowns of $3.9 million in the third quarter of 1997 and $1.0 million in the third quarter of 1996. Therefore, net gains from sales of investments totaled $1.5 million in the third quarter of 1997, compared with $0.4 million of net gains in the third quarter of 1996.
For the nine months, net realized investment losses totaled $22.7 million in 1997, compared with $11.3 million in 1996 and include impairment writedowns of $20.0 million and $14.9 million, respectively. Therefore, for the nine months, net losses from sales of investments totaled $2.7 million in 1997, compared with net gains of $3.6 million in 1996.

      The Company sold invested assets, principally bonds and notes, aggregating $501.1 million, $200.6 million, $1.85 billion and $893.9 million in the third quarters of 1997 and 1996 and the nine months of 1997 and 1996, respectively. Net gains and losses from sales of investments fluctuate from period to period, and represent, on an annualized basis, 0.22%, 0.08%, 0.13% and 0.22%, respectively, of average invested assets for the third quarters of 1997 and 1996 and the nine months of 1997 and 1996.

      Impairment writedowns in the nine months reflect $15.7 million and $15.2 million of provisions applied to non-income producing land owned in Arizona in 1997 and 1996, respectively. The statutory carrying value of this land had been guaranteed by the Company's ultimate Parent, SunAmerica Inc. ("SunAmerica"). SunAmerica made capital contributions of $28.4 million and $27.4 million on December 31, 1997 and 1996, respectively, to the Company through the Company's direct parent in exchange for the termination of its guaranty with respect to this land. Accordingly, the Company reduced the carrying value of this land to estimated fair value to reflect the full termination of the guaranty. Impairment writedowns, on an annualized basis, represent 0.56%, 0.18%, 1.00% and 0.93% of average invested assets for the third quarters of 1997 and 1996 and the nine months of 1997 and 1996, respectively. For the eleven quarters beginning October 1, 1994, impairment writedowns as an annualized percentage of average invested assets have ranged up to 2.28% and have averaged 0.36%. Such writedowns are based upon estimates of the net realizable value of the applicable assets. Actual realization will be dependent upon future events.

      VARIABLE ANNUITY FEES are based on the market value of assets supporting variable annuity contracts in separate accounts. Such fees totaled $35.2 million in the third quarter of 1997 and $26.9 million in the third quarter of 1996. For the nine months, variable annuity fees totaled $98.2 million in 1997, compared with $76.4 million in 1996. These increased fees reflect growth in average variable annuity assets principally due to the receipt of variable annuity premiums, increased market values and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by surrenders. Variable annuity assets averaged $7.62 billion during the third quarter of 1997 and $5.92 billion during the third quarter of 1996. For the nine months, variable annuity assets averaged $7.11 billion in 1997, compared with $5.60 billion in 1996. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, have aggregated $1.08 billion since June 30, 1996. Variable annuity premiums increased to $328.6 million in the third quarter of 1997 from $264.7 million in the third quarter of 1996. For the nine months, variable annuity premiums totaled $859.6 million in 1997, compared with $698.7 million in 1996. Sales of variable annuity products (which include premiums allocated to the fixed accounts) amounted to $517.5 million, $401.3 million, $1.74 billion and $1.21 billion for the third quarters of 1997 and 1996 and the nine months of 1997 and 1996, respectively. These increases may be attributed, in part, to market share gains through enhanced distribution, strong investor interest in equity investments, as well as broad consumer demand for flexible retirement savings products that offer a variety of fixed and variable investment choices. The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future.

      NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiary, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $10.3 million in the third quarter of 1997 and $8.4 million in the third quarter of 1996. For the nine months, net retained commissions totaled $27.9 million in 1997, compared with $23.0 million in 1996. Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $2.98 billion in the third quarter of 1997 and $2.42 billion in the third quarter of 1996. For the nine months, such sales totaled $7.69 billion in 1997 and $6.74 billion in 1996. The increases in sales and net retained commissions during 1997 reflect a greater number of registered representatives, higher average production per representative and generally favorable market conditions. Increases in net retained commissions may not be proportionate to increases in sales primarily due to differences in sales mix.

      ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds by SunAmerica Asset Management Corp. Such fees totaled $6.2 million on average assets managed of $2.31 billion in the third quarter of 1997 and $6.4 million on average assets managed of $2.15 billion in the third quarter of 1996. For the nine months, asset management fees totaled $18.9 million on average assets managed of $2.27 billion in 1997, compared with $19.2 million on average assets managed of $2.15 billion in 1996. Asset management fees decreased slightly in 1997, despite increases in average assets managed, principally due to changes in product mix. Sales of mutual funds, excluding sales of money market accounts, have aggregated $354.1 million since June 30, 1996. Mutual fund sales totaled $114.4 million in the third quarter of 1997, up $48.3 million from the $66.1 million recorded in the third quarter of 1996. For the nine months, such sales totaled $296.7 million in 1997, up from $166.0 million in 1996. The significant increases in sales in the 1997 periods principally resulted from the introduction in November 1996 of the Company's "Style Select Series" product. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $102.1 million in the third quarter of 1997 and $95.4 million in the third quarter of 1996. For the nine months, such redemptions amounted to $316.3 million in 1997 and $295.0 million in 1996.

      SURRENDER CHARGES on fixed and variable annuities totaled $1.3 million in the third quarter of 1997, $1.4 million in the third quarter of 1996 and $3.8 million in the nine months of both 1997 and 1996. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first five to seven years of an annuity contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $262.3 million in the third quarter of 1997 and $241.0 million in the third quarter of 1996. These payments, annualized, represent 10.86% and 12.87%, respectively, of average fixed and variable annuity reserves. For the nine months, withdrawal payments totaled $778.2 million in 1997 and $679.8 million in 1996, and, annualized, represent 11.48% and 12.82%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity payments from the separate accounts totaling $197.9 million in the third quarter of 1997, $173.0 million in the third quarter of 1996, $589.3 million in the nine months of 1997 and $479.4 million in the nine months of 1996. Management anticipates that withdrawal rates will remain relatively stable for the foreseeable future.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $23.5 million in the third quarter of 1997 and $20.0 million in the third quarter of 1996. For the nine months, general and administrative expenses totaled $69.1 million in 1997, compared with $55.3 million in 1996. Expenses in 1997 increased primarily due a growing block of business. Expenses remain closely controlled through a company-wide cost containment program and continue to represent approximately 1% of average total assets on a annualized basis.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $21.5 million in the third quarter of 1997 and $14.8 million in the third quarter of 1996. For the nine months, such amortization totaled $48.8 million in 1997, compared with $42.2 million in 1996. The increases in amortization during 1997 were primarily due to additional fixed and variable annuity sales and the subsequent amortization of related deferred commissions and other acquisition costs. Such increases are expected to continue for the foreseeable future.

      ANNUAL COMMISSIONS represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's variable annuity contracts. Substantially all of the Company's currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission payment. Annual commissions totaled $2.5 million in the third quarter of 1997, $1.3 million in the third quarter of 1996, $5.9 million in the nine months of 1997 and $3.3 million in the nine months of 1996. The increase in annual commissions reflects increased sales of annuities that offer this commission option. The Company estimates that approximately 45% of the average balance of its variable annuity products is currently subject to such annual commissions. Based on current sales, this percentage is expected to increase in future periods.

      INCOME TAX EXPENSE totaled $7.5 million in the third quarter of 1997 and $6.3 million in the third quarter of 1996, representing effective annualized tax rates of 33% and 30%, respectively. For the nine months, income tax expense totaled $18.0 million in 1997 and $18.7 million in 1996, representing effective annualized tax rates of 34% and 35%, respectively.

FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDER'S EQUITY increased to $537.2 million at June 30, 1997 from $506.2 million at March 31, 1997, primarily as a result of an $8.8 million net unrealized gain on debt and equity securities available for sale, versus the $7.1 million net unrealized loss on such securities recorded at March 31, 1997, and the $15.1 million of net income recorded in the third quarter of 1997.

      TOTAL ASSETS increased by $1.20 billion to $11.57 billion at June 30, 1997 from $10.37 billion at March 31, 1997, principally as a result of a $1.25 billion increase in the separate accounts for variable annuities.

      INVESTED ASSETS at June 30, 1997 totaled $2.73 billion, compared with $2.78 billion at March 31, 1997. This decline primarily resulted from increased net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by the $20.1 million net unrealized gain recorded on debt and equity securities available for sale at June 30, 1997, versus the $16.2 million net unrealized loss recorded on such securities at March 31, 1997. The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed maturity assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

      THE BOND PORTFOLIO had an aggregate fair value that exceeded its amortized cost by $17.4 million at June 30, 1997. At March 31, 1997, the amortized cost exceeded the fair value of the Bond Portfolio by $17.7 million. The net unrealized gain on the Bond Portfolio since March 31, 1997 principally reflects the lower relative prevailing interest rates at June 30, 1997 and their corresponding effect on the fair value of the Bond Portfolio.

      At June 30, 1997, the Bond Portfolio (excluding $6.5 million of redeemable preferred stocks) included $1.91 billion (at amortized cost) of bonds rated by Standard and Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff and Phelps Credit Rating Co. ("DCR"), Fitch Investors

Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC"), and $92.6 million (at amortized cost) of bonds rated by the Company pursuant to statutory rating guidelines established by the NAIC. At June 30, 1997, approximately $1.83 billion (at amortized cost) of the Bond Portfolio was investment grade, including $767.4 million of U.S. government/agency securities and mortgage-backed securities ("MBSs").

      At June 30, 1997, the Bond Portfolio included $174.5 million (at amortized cost, with a fair value of $180.2 million) of bonds that were not investment grade. Based on their June 30, 1997 amortized cost, these non-investment-grade bonds accounted for 1.51% of the Company's total assets and 6.44% of its invested assets.

      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material concentrations of non-investment-grade securities at June 30, 1997. The table on the following page summarizes the Company's rated bonds by rating classification.

                                          RATED BONDS BY RATING CLASSIFICATION
                                                 (dollars in thousands)
                                                   Issues not rated by S&P/Moody's/
         Issues Rated by S&P/Moody's/DCR/Fitch          DCR/Fitch, by NAIC Category                               Total
----------------------------------------------  ----------------------------------- -----------------------------------
 S&P/(Moody's)/                      Estimated      NAIC                  Estimated             Percent of    Estimated
  [DCR]/{Fitch}         Amortized         fair  category    Amortized          fair   Amortized   invested         fair
   category (1)              cost        value        (2)        cost         value        cost   assets(3)       value
---------------       -----------  -----------  --------  -----------  ------------ -----------  ---------  -----------

AAA+ to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}         $ 1,107,793  $ 1,113,749       1    $   133,334  $   136,785  $ 1,241,127     45.78%  $ 1,250,534
BBB+ to BBB-
  (Baal to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}          468,288      469,495       2        115,904      116,937      584,192     21.55       586,432
BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}             10,756       11,984       3         13,820       13,973       24,576      0.91        25,957
B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}              115,151      117,863       4         32,063       33,614      147,214      5.43       151,477
CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}              2,110        2,110       5            ---          ---        2,110      0.08         2,110
C1 to D
  [DD]
  {D}                         ---          ---       6            609          609          609      0.02           609
                      -----------  -----------            -----------  -----------  -----------             -----------
TOTAL RATED ISSUES    $ 1,704,098  $ 1,715,201            $   295,730  $   301,918  $ 1,999,828             $ 2,017,119
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

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $92.6 million (at amortized cost) of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

(3)   At amortized cost.

      Senior Secured Loans ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $229.2 million at June 30, 1997. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At June 30, 1997, Secured Loans consisted of loans to 72 borrowers spanning 28 industries, with 19% of these assets (at amortized cost) concentrated in financial institutions. No other industry concentration constituted more than 10% of these assets.

      While the trading market for Secured Loans is more limited than for publicly traded corporate debt issues, management believes that participation in these transactions has enabled the Company to improve its investment yield. Although, as a result of restrictive financial covenants, Secured Loans involve greater risk of technical default than do publicly traded investment-grade securities, management believes that the risk of loss upon default for its Secured Loans is mitigated by their financial covenants and senior secured positions. The Company's Secured Loans are rated by S&P, Moody's, DCR, Fitch, the NAIC or by the Company pursuant to comparable statutory rating guidelines established by the NAIC.

      MORTGAGE LOANS aggregated $270.5 million at June 30, 1997 and consisted of 60 first mortgage loans with an average loan balance of approximately
$4.5 million, collateralized by properties located in 19 states. Approximately 25% of this portfolio was multifamily residential, 22% was office, 14% was retail, 14% was hotel, and 25% was other types. At June 30, 1997, approximately 18% of the portfolio was secured by properties located in New York, 12% by properties located in Massachusetts and 10% by properties located in Washington. The Company had no concentrations in any other state or type of property that amounted to more than 9% of the mortgage loan portfolio. At June 30, 1997, there were four loans with outstanding balances of $10 million or more, the largest of which had a balance of approximately $20.4 million, which collectively aggregated approximately 26% of the portfolio. At June 30, 1997, approximately 32% of the mortgage loan portfolio consisted of loans with balloon payments due before July 1, 2000. During the third quarters and nine months of 1997 and 1996, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the portfolio.

      At June 30, 1997, approximately 21% of the mortgage loans in the portfolio were seasoned loans underwritten to the Company's standards and purchased at or near par from another financial institution. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the effects of general economic conditions on these commercial properties. However, due to the seasoned nature of the Company's mortgage loans and its strict underwriting standards, the Company believes that it has reduced the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

      OTHER INVESTED ASSETS aggregated $137.5 million at June 30, 1997, including $43.9 million of investments in limited partnerships, $67.9 million of separate account investments and an aggregate of $25.7 million of miscellaneous investments, including policy loans, residuals, and leveraged leases. The Company's limited partnership interests, accounted for by using the cost method of accounting, invest mainly in equity securities.

      ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed maturities that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed maturities are priced over the yield curve and general ecomomic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company's fixed-rate products incorporate surrender charges or other limitations in order to encourage persistency. Approximately 72% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at June 30, 1997.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-maturity assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the investment portfolio has been constructed with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate paid on its interest-bearing liabilities under a variety of possible future interest rate scenarios. At June 30, 1997, the weighted average life of the Company's investments was approximately five years and the duration was approximately three. Weighted average life is the average time to receipt of all principal, incorporating the effects of scheduled amortization and expected prepayments, weighted by book value. Duration is a common option-adjusted measure for the price sensitivity of a fixed-income portfolio to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio if interest rates change by 100 basis points, recognizing the changes in portfolio cashflows resulting from embedded options such as prepayments and bond calls.

      As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At June 30, 1997, the Company had one outstanding Swap Agreement with a notional principal amount of $15.9 million. This agreement matures in December 2024.

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

      DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $4.2 million at June 30, 1997 (at amortized cost after impairment writedowns, with a fair value of $4.2 million) including $2.7 million of bonds and notes and $1.5 million of mortgage loans. At June 30, 1997, defaulted investments constituted 0.2% of total invested assets. At March 31, 1997, defaulted investments totaled $5.3 million and constituted 0.2% of total invested assets.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At June 30, 1997, approximately $1.41 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $26.9 million, while approximately $593.8 million of the Bond Portfolio had an aggregate unrealized loss of $9.5 million. In addition, the Company's investment portfolio currently provides approximately $23.7 million of monthly cash flow from scheduled principal and interest payments.

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

REGULATION

      The Company is subject to regulation and supervision by the insurance regulatory agencies of the states in which it is authorized to transact business. State insurance laws establish supervisory agencies with broad administrative and supervisory powers. Principal among these powers are granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial, market conduct and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, regulating the type, valuation and amount of investments permitted, and limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval.

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
 No.        Description
-------     -----------
27          Financial Data Schedule



No Current Report on Form 8-K was filed during the three months ended June 30, 1997.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ANCHOR NATIONAL LIFE INSURANCE COMPANY

Date:  August 14, 1997                 By:/s/ SCOTT L. ROBINSON
-----------------------                ------------------------
                                       Scott L. Robinson
                                       Senior Vice President and Director


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature                  Title                              Date
---------                  -----                              ----

/s/   SCOTT L. ROBINSON    Senior Vice President and          August 14, 1997
------------------------    Director (Principal Financial     ---------------
      Scott L. Robinson     Officer)


/s/   N. SCOTT GILLIS      Senior Vice President and          August 14, 1997
------------------------    Controller (Principal             ---------------
      N. Scott Gillis       Accounting Officer)

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                           LIST OF EXHIBITS FILED



Exhibit
  No.       Description
-------     -----------
27          Financial Data Schedule