Form 10-K
period 1997-09-30
ANCHOR NATIONAL LIFE INSURANCE CO
filed 1997-12-23
CIK 6342

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

For the fiscal year ended September 30, 1997

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS   Yes  X   No
                                                ---    ---
INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO
THIS FORM 10-K.   X
                ----

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANTS COMMON STOCK ON DECEMBER 22, 1997 WAS AS FOLLOWS:

Common Stock (par value $1,000 per share)                          3,511 shares

                                    PART I
ITEM 1.  BUSINESS

GENERAL DESCRIPTION

      Anchor National Life Insurance Company (the "Company") is an indirect wholly owned subsidiary of SunAmerica Inc. (the "Parent"), a financial services company specializing in retirement savings and investment products and services. The Company ranks among the largest U.S. issuers of variable annuities. Complementing these annuity operations are the Company's guaranteed investment contract ("GIC") operations, its asset management operations and its wholly owned and affiliated broker-dealer operations, which provide a broad range of financial planning and investment services through more than 9,000 independent registered representatives nationwide. At September 30, 1997, the Company held $15.16 billion of assets, consisting of $12.57 billion of assets on its balance sheet and $2.59 billion of assets managed in mutual funds.

      The Company is incorporated in Arizona and maintains its principal executive offices at 1 SunAmerica Center, Los Angeles, California 90067-6022, telephone (310) 772-6000. The Company has no employees; however, employees of the Parent and its other subsidiaries perform various services for the Company. The Parent has approximately 2,000 employees, approximately 1,000 of whom perform services for the Company as well as for certain of its affiliates.

      The Company believes that demographic trends have produced strong consumer demand for long-term, investment-oriented products. According to U.S. Census Bureau projections, the number of individuals between the ages of 45 to 64 will grow from 46 million to 60 million during the 1990s, making this age group the fastest-growing segment of the U.S. population. Between 1986 and 1996, annual industry premiums from fixed and variable annuities and fund deposits increased from $82 billion to $179 billion. During the same period, annual industry sales of mutual funds, excluding money market accounts, rose from $216 billion to $685 billion.

      Benefiting from continued strong growth of the retirement savings market, industry sales of tax-deferred savings products have represented, for a number of years, a significantly larger source of new premiums for the U.S. life insurance industry than have traditional life insurance products. Recognizing the growth potential of this market, the Company focuses its life insurance operations on the sale of annuities and GICs.

      The Company's four wholly-owned or affiliated broker-dealers comprise the largest network of independent registered representatives in the nation and the fourth-largest securities sales force, based on industry data. Its wholly owned or affiliated broker-dealers accounted for approximately one-third of the Company's consolidated annuity sales in fiscal 1997. The Company also distributes its products and services through an extensive network of independent broker-dealers, full-service securities firms, independent general insurance agents, major financial institutions and, in the case of its GICs, by marketing directly to banks, municipalities, asset management firms and through intermediaries, such as managers or consultants servicing these groups.

      The Company and its affiliates have made significant investments in technology over the past several years in order to lower operating costs and enhance its marketing efforts. Its use of optical disk imaging and artificial intelligence has substantially eliminated the more traditional paper-intensive life insurance processing procedures, reducing annuity processing and servicing costs and improving customer service. The Company is also implementing technology to interface with its wholly owned or affiliated broker-dealers, which will enable the Company to more effectively market its products and help the affiliated financial professionals to better serve their clients.

      In recent years, the Company has enhanced its marketing efforts and expanded its offerings of fee-based products such as variable annuities and mutual funds, resulting in significantly increased fee income. Fee income has also expanded through the receipt of broker-dealer net retained commissions, resulting primarily from the expansion of the Company's wholly owned broker-dealer network and increased demand for long-term investment products. The Company's fee generating businesses entail no portfolio credit risk and require significantly less capital support than its fixed-rate business, which generates net investment income.

      For the year ended September 30, 1997, the Company's net investment income (including net realized investment losses) and fee income by primary product line or service are as follows:

                         NET INVESTMENT AND FEE INCOME

                                                             Primary product or
                                Amount     Percent                       service
                             ---------   ---------     -------------------------
                          (In thousands)

Net investment income
  (including net realized
  investment losses)         $  55,807        20.7%    Fixed-rate products
                             ---------       -----
Fee income:
  Variable annuity fees        139,492        51.9     Variable annuities
  Net retained commissions      39,143        14.5     Broker-dealer sales
  Surrender charges              5,529         2.1     Fixed- and variable-rate
                                                         products
  Asset management fees         25,764         9.6     Mutual funds
  Other fees                     3,218         1.2
                             ---------       -----
  Total fee income             213,146        79.3
                             ---------       -----
Total                        $ 268,953       100.0%
                             =========       =====

      For financial information on the Company's business segments, see Part IV - "Notes to Consolidated Financial Statements - Note 10 - Business Segments."

LIFE INSURANCE OPERATIONS

      Founded in 1965, the Company is an Arizona-chartered company licensed in 49 states and the District of Columbia which markets flexible-premium variable annuities and GICs. It has an "AA-" (Excellent) claims-paying ability rating from Standard & Poor's Corporation ("S&P"), a "AA" (Very High) rating from Duff & Phelps Credit Rating Co. ("DCR") and an "A2" (Good) rating from Moody's Investors Service ("Moody's") and an "A+" (Superior) rating from industry analyst A.M. Best Company.

      In addition to distributing its variable annuity products through its four wholly owned or affiliated broker-dealers, the Company distributes its products through over 650 other independent broker-dealers, full-service securities firms and financial institutions as well as through independent general insurance agents. In total, more than 42,000 independent sales representatives nationally are licensed to sell the Company's annuity products.

FIXED ANNUITIES AND GICs

      The Company's general account obligations include fixed-rate products, including fixed-rate annuities issued in prior years, and fixed-rate account options of its variable annuity contracts. Although the Company's contracts remain in force an average of seven to ten years, a majority (approximately 83% at September 30, 1997) reprice annually at discretionary rates determined by the Company. In repricing, the Company takes into account yield characteristics of its investment portfolio, annuity surrender assumptions and competitive industry pricing among other factors.

      The Company augments its retail annuity sales effort with the marketing of institutional products. At September 30, 1997, the Company had $295.2 million of fixed-maturity, variable-rate GIC obligations that reprice periodically based upon certain defined indexes. Of the total GIC portfolio at September 30, 1997, approximately 70% was sold to asset management firms, 24% was sold to banks and 6% was sold to state and local government entities.

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 77% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at September 30, 1997.

VARIABLE ANNUITIES

      The variable annuity products of the Company offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as guaranteed fixed-rate account options. The Company earns fee income through the sale, administration and management of the variable account options of its variable annuity products. The Company also earns investment income on monies allocated to the fixed-rate account options of these products. Variable annuities offer retirement planning features similar to those offered by fixed annuities, but differ in that the contractholder's rate of return is generally dependent upon the investment performance of the particular equity, fixed-income, money market or asset allocation fund(s) selected by the contractholder. Because the investment risk is borne by the customer in all but the fixed-rate account options, these products require significantly less capital support than fixed annuities. At September 30, 1997, total variable product reserves were $11.00 billion, $9.34 billion of which were in the separate accounts. The Company's variable annuity products incorporate surrender charges to encourage persistency. At September 30, 1997, 77% of the Company's variable annuity reserves held in the separate account were subject to surrender penalties. The Company's variable annuity products also generally limit the number of transfers made in a specified period between account options without the assessment of a fee. The average size of a new variable annuity contract sold by the Company in 1997 was approximately $45,000.

INVESTMENT OPERATIONS

      The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, and general economic conditions. The Company manages most of its invested assets internally. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and investments in limited partnerships that invest primarily in fixed-rate securities and are accounted for by using the cost method. At September 30, 1997, these assets had an aggregate fair value of $2.48 billion with a duration of 3.4. The Company's fixed-rate liabilities include fixed annuities and GICs. At September 30, 1997, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $2.32 billion with a duration of 1.3. For the years ended September 30, 1997, 1996 and 1995, the Company's yields on average invested assets were 7.97%, 7.50% and 7.62%, respectively; its average rates paid on all interest-bearing liabilities were 5.46%, 5.25% and 4.99%, respectively; and it realized net investment spreads of 2.77%, 2.59% and 2.95%, respectively, on average invested assets. Net realized investment losses were 0.11%, 0.12% and 0.02% of average invested assets in 1997, 1996 and 1995, respectively.

      The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

      The following table summarizes the Company's investment portfolio at September 30, 1997:

                              SUMMARY OF INVESTMENTS

                                                    Amortized       Percent of
                                                         cost        portfolio
                                              ---------------       ----------
                                               (In thousands)

Cash and short-term investments                   $   113,580              4.4%
U.S. Government securities                             18,496              0.7
Mortgage-backed securities                            636,018             24.8
Other bonds, notes and redeemable
  preferred stocks                                  1,287,971             50.3
Mortgage loans                                        339,530             13.3
Real estate                                            24,000              0.9
Common stocks                                             271              0.0
Other invested assets                                 143,722              5.6
                                              ---------------       ----------
Total investments                                 $ 2,563,588            100.0%
                                              ===============       ==========

      At September 30, 1997, the Bond Portfolio (at amortized cost, excluding $6.1 million of redeemable preferred stocks) included $1.82 billion of bonds rated by S&P, Moody's, DCR, Fitch Investors Service, L.P. ("Fitch") the National Association of Insurance Commissioners ("NAIC") and $124.4 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At September 30, 1997, approximately $1.72 billion of the Bond Portfolio was investment grade, including $650.3 million of U.S. government/agency securities and mortgage-backed securities.

      At September 30, 1997, the Bond Portfolio included $216.9 million, (at amortized cost, with a fair value $227.2 million) of bonds that were not investment grade. Based on their September 30, 1997 amortized cost, these non-investment-grade bonds accounted for 1.7% of the Company's total assets and 8.5% of its invested assets.

      Senior secured loans ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $329.3 million at September 30, 1997. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At September 30, 1997, Secured Loans consisted of loans to 80 borrowers spanning 28 industries, with 17% of these assets (at amortized cost) concentrated in financial institutions. No other industry concentration constituted more than 10% of these assets.

      Mortgage loans aggregated $339.5 million at September 30, 1997 and consisted of 73 commercial first mortgage loans with an average loan balance of approximately $4.7 million, collateralized by properties located in 21 states. Approximately 23% of this portfolio was multifamily residential, 18% was office, 14% was manufactured housing, 13% was hotels, 11% was retail, 11% was industrial and 10% was other types.

      At September 30, 1997, the amortized cost (after impairment writedowns) of all investments in default as to the payment of principal or interest totaled $1.4 million (fair value $1.4 million), which constituted 0.1% of total invested assets.

      For more information concerning the Company's investments, including the risks inherent in such investments, see Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity".


MUTUAL FUNDS AND INVESTMENT SERVICES

      Through its registered investment advisor, SunAmerica Asset Management Corp. ("SunAmerica Asset Management"), and its related distributor, the Company earns fee income by distributing and managing a diversified family of mutual funds and by providing professional management of individual, corporate and pension plan portfolios. These mutual funds offer investors an array of equity, fixed-income, money market and tax-exempt portfolios. Founded in 1983 and acquired by the Company in January 1990, SunAmerica Asset Management managed approximately $3.03 billion of assets at September 30, 1997, including mutual fund assets, private accounts and certain of the variable annuity assets of the Company and its affiliates.

      The SunAmerica mutual funds are distributed nationally through a network of approximately 400 financial institutions and unaffiliated broker-dealers, as well as by the Company's broker-dealer subsidiary and its affiliated broker-dealer subsidiaries.


BROKER-DEALER

      The Company owns a broker-dealer, Royal Alliance Associates, Inc., acquired by the Company in January 1990. As a result of the Company's ongoing recruitment of independent registered representatives and the transfer of representatives from an affiliated broker-dealer, the Company has increased its network of representatives from approximately 3,000 at September 30, 1996 to approximately 3,500 at September 30, 1997.

REGULATION

      The Company is subject to regulation and supervision by the insurance regulatory agencies of the states in which it is authorized to transact business. State insurance laws establish supervisory agencies with broad administrative and supervisory powers. Principal among these powers are granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating certain premium rates, regulating insurance holding company systems, establishing reserve requirements, prescribing the form and content of required financial statements and reports, performing financial, market conduct and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, defining acceptable accounting principles, regulating the type, valuation and amount of investments permitted, and limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval.

      During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies or allowing combinations between insurance companies, banks and other entities. In recent years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include investment reserve requirements, risk-based capital standards, codification of insurance accounting principles, new investment standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws relating to product design and illustrations for annuity products.
Current proposals are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

      SunAmerica Asset Management is registered with the SEC as a registered investment advisor under the Investment Advisors Act of 1940. The mutual funds that it markets are subject to regulation under the Investment Company Act of 1940. SunAmerica Asset Management and the mutual funds are subject to regulation and examination by the SEC. In addition, variable annuities and the related separate accounts of the Company are subject to regulation by the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933 and the Investment Company Act of 1940.

      The Company's broker-dealer subsidiary is subject to regulation and supervision by the states in which it transacts business, as well as by the SEC and the National Association of Securities Dealers ("NASD"). The NASD has broad administrative and supervisory powers relative to all aspects of business and may examine the subsidiary's business and accounts at any time.

COMPETITION

      The businesses conducted by the Company are highly competitive. The Company's life insurance operations compete with other life insurers, and also compete for customers' funds with a variety of investment products offered by financial services companies other than life insurance companies, such as banks, investment advisors, mutual fund companies and other financial institutions. Within the U.S. life insurance industry, the 100 largest writers of individual and group annuities account for approximately 95% of total net annuity premiums written. Net annuity premiums written among the top 100 companies range from less than $100 million to more than $9 billion annually. The Company together with its affiliates ranks in the top quartile of this group. Certain of these companies and other life insurers with which the Company competes are significantly larger and have available to them much greater financial and other resources. The Company believes the primary competitive factors among life insurance companies for investment-oriented insurance products, such as annuities and GICs, include product flexibility, net return after fees, innovation in product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a contract is issued. Other factors affecting the annuity business include the benefits (including before-tax and after-tax investment returns) and guarantees provided to the customer and the commissions paid.

      Competitors of SunAmerica Asset Management include a large number of mutual fund organizations, both independent and affiliated with other financial services companies, including banks and insurance companies.

      The Company's broker-dealer faces competition from regional firms and large, national full service and discount brokerage firms.

ITEM 2.   PROPERTIES

      The Company's executive offices and its principal office are in leased premises at 1 SunAmerica Center, Los Angeles, California. The Company, through an affiliate, also leases office space in Torrance and Woodland Hills, California. The Company's broker-dealer and asset management subsidiaries lease offices in New York, New York.

      The Company believes that such properties, including the equipment located therein, are suitable and adequate to meet the requirements of its businesses.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is involved in various kinds of litigation common to its businesses. These cases are in various stages of development and, based on reports of counsel, management believes that provisions made for potential losses relating to such litigation are adequate and any further liabilities and costs will not have a material adverse impact upon the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      No matters were submitted during the fiscal year 1997 to a vote of security-holders, through the solicitation of proxies or otherwise.

                                    PART II
Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      Not applicable.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto and
Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are included elsewhere herein.  Certain items have been reclassified to conform to the current year's presentation.

                                                                      Years ended September 30,
                                                 ----------------------------------------------
                                                     1997     1996      1995     1994      1993
                                                 -------- --------  -------- --------  --------
                                                               (In thousands)
RESULTS OF OPERATIONS

Net investment income                            $ 73,201 $ 56,843  $ 50,083 $ 58,996  $ 48,912
Net realized investment losses                    (17,394) (13,355)   (4,363) (33,713)  (22,247)
Fee income                                        213,146  169,505   145,105  141,753   123,567
General and administrative expenses               (98,802) (81,552)  (64,457) (54,363)  (50,783)
Provision for future guaranty fund
  assessments                                         ---      ---       ---      ---    (4,800)
Amortization of deferred acquisition costs        (66,879) (57,520)  (58,713) (44,195)  (30,825)
Annual commissions                                 (8,977)  (4,613)   (2,658)  (1,158)     (312)
                                                 -------- --------  -------- --------  --------

Pretax income                                      94,295   69,308    64,997   67,320    63,512
Income tax expense                                (31,169) (24,252)  (25,739) (22,705)  (21,794)
                                                 -------- --------  -------- --------  --------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAXES                      63,126   45,056    39,258   44,615    41,718

Cumulative effect of change in accounting
  for income taxes                                    ---      ---               ---               (20,463)               ---
                                                 -------- --------  -------- --------  --------
NET INCOME                                       $ 63,126 $ 45,056  $ 39,258 $ 24,152  $ 41,718
                                                 ======== ========  ======== ========  ========

ITEM. 6   SELECTED CONSOLIDATED FINANCIAL DATA (continued)

                                                                               At  September 30,
                                 ---------------------------------------------------------------
                                       1997         1996          1995         1994         1993
                                -----------  -----------   -----------  -----------  -----------
                                                         (In thousands)
FINANCIAL POSITION

Investments                     $ 2,608,301   $2,329,232    $2,114,908   $1,632,072   $2,093,100
Variable annuity assets           9,343,200    6,311,557     5,230,246    4,486,703    4,170,275
Deferred acquisition costs          536,155      443,610       383,069      416,289      336,677
Other assets                         83,283          120,136     55,474      67,062       71,337
                                -----------  -----------   -----------  -----------  -----------

TOTAL ASSETS                    $12,570,939   $9,204,535    $7,783,697   $6,602,126   $6,671,389
                                ===========  ===========   ===========  ===========  ===========

Reserves for fixed annuity
  contracts                      $2,098,803   $1,789,962    $1,497,052   $1,437,488   $1,562,136
Reserves for guaranteed
  investment contracts              295,175      415,544       277,095          ---          ---
Variable annuity liabilities      9,343,200    6,311,557     5,230,246    4,486,703    4,170,275
Other payables and accrued
  liabilities                       155,256       96,196       227,953      195,134      495,308
Subordinated notes payable
  to Parent                          36,240       35,832        35,832       34,712       34,432
Deferred income taxes                67,047       70,189        73,459       64,567       38,145
Shareholder's equity                575,218      485,255       442,060      383,522      371,093
                                -----------  -----------   -----------  -----------  -----------
TOTAL LIABILITIES AND
  SHAREHOLDER'S EQUITY          $12,570,939   $9,204,535    $7,783,697   $6,602,126   $6,671,389
                                ===========  ===========   ===========  ===========  ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations of Anchor National Life Insurance Company (the "Company") for the three years in the period ended September 30, 1997 follows. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

      Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company's investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

RESULTS OF OPERATIONS

      NET INCOME totaled $63.1 million in 1997, compared with $45.1 million in 1996 and $39.3 million in 1995.

      PRETAX INCOME totaled $94.3 million in 1997, $69.3 million in 1996 and $65.0 million in 1995. The 36.1% improvement in 1997 over 1996 primarily resulted from increased fee income and net investment income, partially offset by higher general and administrative expenses and increased amortization of deferred acquisition costs. The 6.6% improvement in 1996 over 1995 primarily resulted from increased net investment income and significantly increased fee income, partially offset by increased net realized investment losses and additional general and administrative expenses.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $73.2 million in 1997 from $56.8 million in 1996 and $50.1 million in 1995. These amounts equal 2.77% on average invested assets (computed on a daily basis) of $2.65 billion in 1997, 2.59% on average invested assets of $2.19 billion in 1996 and 2.95% on average invested assets of $1.70 billion in 1995.

      Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $126.5 million in 1997, $142.9 million in 1996 and $108.4 million in 1995. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 2.51% in 1997, 2.25% in 1996 and 2.63% in 1995.

      Investment income (and the related yields on average invested assets) totaled $210.8 million (7.97%) in 1997, compared with $164.6 million (7.50%)
in 1996 and $129.5 million (7.62%) in 1995. These increased yields in 1997 include the effects of a greater proportion of mortgage loans in the Company's portfolio. On average, mortgage loans have higher yields than that of the Company's overall portfolio. In addition, the Company experienced higher returns on its investments in partnerships. The increases in investment income in 1997 and 1996 also reflect increases in average invested assets.

      Partnership income increased to $6.7 million (a yield of 15.28% on related average assets of $44.0 million) in 1997, compared with $4.1 million
(a yield of 10.12% on related average assets of $40.2 million) in 1996 and $5.1 million (a yield of 10.60% on related average assets of $48.4 million) in 1995. Partnership income is based upon cash distributions received from limited partnerships, the operations of which the Company does not influence. Consequently, such income is not predictable and there can be no assurance that the Company will realize comparable levels of such income in the future.

      Total interest expense equalled $137.6 million in 1997, $107.8 million in 1996 and $79.4 million in 1995. The average rate paid on all interest-bearing liabilities was 5.46% in 1997, compared with 5.25% in 1996 and 4.99% in 1995. Interest-bearing liabilities averaged $2.52 billion during 1997, compared with $2.05 billion during 1996 and $1.59 billion during 1995.

      The increases in the overall rates paid on interest-bearing liabilities during 1997 and 1996 primarily resulted from the impact of certain promotional one-year interest rates offered on the fixed account portion of the Company's Polaris variable annuity product. The increase in the overall rates paid on all interest-bearing liabilities during 1996 was also impacted by the growth in average reserves for GICs, which generally bear higher rates of interest than fixed annuity contracts. Average GIC reserves were $340.5 million in 1996 and $60.8 million in 1995. Most of the Company's GICs are variable rate and are repriced quarterly at the then-current interest rates.

      GROWTH IN AVERAGE INVESTED ASSETS since 1995 primarily reflects the sales of the Company's fixed-rate products, consisting of both fixed annuity premiums (including those for the fixed accounts of variable annuity products) and GIC premiums. Fixed annuity premiums totaled $1.10 billion in 1997, compared with $741.8 million in 1996 and $284.4 million in 1995. The premiums for the fixed accounts of variable annuities have increased primarily because of increased sales of the Company's Polaris product and greater inflows into the one-year fixed account of that product. The Company has observed that many purchasers of its variable annuity contracts allocate new premiums to the one-year fixed account and concurrently elect the option to dollar cost average into one or more variable funds. Accordingly, the Company anticipates that it will see a large portion of these premiums transferred into the variable funds.

      GIC premiums totaled $55.0 million in 1997, $135.0 million in 1996 and $275.0 million in 1995. GIC surrenders and maturities totaled $198.1 million in 1997, $16.5 million in 1996 and $1.6 million in 1995. The Company does not actively market GICs, so premiums may vary substantially from period to period. The large increase in surrenders and maturities in 1997 was primarily due to contracts maturing in 1997. The GICs issued by the Company generally guarantee the payment of principal and interest at fixed or variable rates for a term of three to five years. Contracts that are purchased by banks for their long-term portfolios, or state and local governmental entities either prohibit withdrawals or permit scheduled book value withdrawals subject to terms of the underlying indenture or agreement. GICs purchased by asset management firms for their short term portfolios either prohibit withdrawals or permit withdrawals with notice ranging from 90 to 270 days. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity.

      NET REALIZED INVESTMENT LOSSES totaled $17.4 million in 1997, $13.4 million in 1996 and $4.4 million in 1995. Net realized investment losses include impairment writedowns of $20.4 million in 1997, $16.0 million in 1996 and $4.8 million in 1995. Therefore, net gains from sales of investments totaled $3.0 million in 1997, $2.6 million in 1996 and $0.4 million in 1995.

      The Company sold invested assets, principally bonds and notes, aggregating $2.19 billion, $1.28 billion and $1.15 billion in 1997, 1996 and 1995, respectively. Sales of investments result from the active management of the Company's investment portfolio. Because sales of investments are made in both rising and falling interest rate environments, net gains from sales of investments fluctuate from period to period, and represent 0.11%, 0.12% and 0.02% of average invested assets for 1997, 1996 and 1995, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit interest-rate risk.

      Impairment writedowns reflect $15.7 million and $15.2 million of provisions applied to non-income producing land owned in Arizona in 1997 and 1996, respectively. The statutory carrying value of this land had been guaranteed by the Company's ultimate Parent, SunAmerica Inc. ("SunAmerica"). SunAmerica made capital contributions of $28.4 million and $27.4 million on December 31, 1996 and 1995, respectively, to the Company through the Company's direct parent in exchange for the termination of its guaranty with respect to this land. Accordingly, the Company reduced the carrying value of this land to estimated fair value to reflect the full termination of the guaranty. Impairment writedowns in 1995 include $3.8 million of additional provisions applied to defaulted bonds. Impairment writedowns represent 0.77%, 0.73% and 0.28% of average invested assets for 1997, 1996 and 1995, respectively. For the five years ended September 30, 1997, impairment writedowns as a percentage of average invested assets have ranged from 0.28% to 2.20% and have averaged 1.16%. Such writedowns are based upon estimates of the net realizable value of the applicable assets. Actual realization will be dependent upon future events.

      VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $139.5 million in 1997, $104.0 million in 1996 and $84.2 million in 1995. These increased fees reflect growth in average variable annuity assets, principally due to the receipt of variable annuity premiums, increased market values and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by surrenders. Variable annuity assets averaged $7.55 billion during 1997, $5.70 billion during 1996 and $4.65 billion during 1995. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, totaled $1.27 billion in 1997, $919.8 million in 1996 and $577.2 million in 1995. Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $2.37 billion, $1.66 billion and $861.0 million in 1997, 1996 and 1995, respectively. Increases in Variable Annuity Product Sales are due, in part, to market share gains through enhanced distribution efforts and growing consumer demand for flexible retirement savings products that offer a variety of equity, fixed income and guaranteed fixed account investment choices. The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future.

      NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiary, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $39.1 million in 1997, $31.5 million in 1996 and $24.1 million in 1995. Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $11.56 billion in 1997, $8.75 billion in 1996 and $5.67 billion in 1995. The increases in sales and net retained commissions reflect a greater number of registered representatives, due to the Company's ongoing recruitment of representatives and to the transfer of representatives from an affiliated broker-dealer, higher average production per representative and generally favorable market conditions. Increases in net retained commissions may not be proportionate to increases in sales primarily due to differences in sales mix.

      SURRENDER CHARGES on fixed and variable annuities totaled $5.5 million in 1997, compared with $5.2 million in 1996 and $5.9 million in 1995.
Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of an annuity contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $1.06 billion in 1997, compared with $898.0 million in 1996 and $908.9 million in 1995. These payments represent 11.22%, 12.44% and 15.06%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity withdrawals from the separate accounts totaling $822.0 million in 1997, $634.1 million in 1996 and $632.1 million in 1995. Management anticipates that withdrawal rates will remain relatively stable for the foreseeable future.

      ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds by SunAmerica Asset Management Corp. Such fees totaled $25.8 million on average assets managed of $2.34 billion in 1997, $25.4 million on average assets managed of $2.14 billion in 1996 and $26.9 million on average assets managed of $2.07 billion in 1995. Asset management fees are not proportionate to average assets managed, principally due to changes in product mix. Sales of mutual funds, excluding sales of money market accounts, amounted to $454.8 million in 1997, compared with $223.4 million in 1996 and $140.2 million in

1995. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $412.8 million in 1997, $379.9 million in 1996 and $426.5 million in 1995. The significant increases in sales during 1997 principally resulted from the introduction in November 1996 of the Company's "Style Select Series" product. Higher mutual fund sales and lower redemptions in 1996 both reflect enhanced marketing efforts and the favorable performance records of certain of the Company's mutual funds, and heightened consumer demand for equity investments generally.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $98.8 million in 1997, compared with $81.6 million in 1996 and $65.3 million in 1995. General and administrative expenses in 1997 include a $5.0 million provision for estimated programming costs associated with the year 2000. Management believes that this provision is adequate and does not anticipate any material future expenses associated with this project. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

       AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $66.9 million in 1997, compared with $57.5 million in 1996 and $58.7 million in 1995. The increase in amortization during 1997 was primarily due to additional fixed and variable annuity sales and the subsequent amortization of related deferred commissions and other direct selling costs. The decline in amortization for 1996 is due to lower redemptions of mutual funds from the rate experienced in 1995, partially offset by additional fixed and variable annuity and mutual fund sales in recent years and the subsequent amortization of related deferred commissions and other acquisition costs.

      ANNUAL COMMISSIONS represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's variable annuity contracts. Substantially all of the Company's currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. Annual commissions totaled $9.0 million in 1997, $4.6 million in 1996 and $2.7 million in 1995. The increase in annual commissions since 1995 reflects increased sales of annuities that offer this commission option. The Company estimates that approximately 45% of the average balances of its variable annuity products is currently subject to such annual commissions. Based on current sales, this percentage is expected to increase in future periods.

      INCOME TAX EXPENSE totaled $31.2 million in 1997, compared with $24.3 million in 1996 and $25.7 million in 1995, representing effective tax rates of 33% in 1997, 35% in 1996 and 40% in 1995. The higher effective tax rate in 1995 was due to a prior year tax settlement. Without such payment, the effective tax rate would have been 33%.

FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDER'S EQUITY increased 18.5% to $575.2 million at September 30, 1997 from $485.3 million at September 30, 1996, primarily due to $63.1 million of net income recorded in 1997 and $18.4 million of net unrealized gains on debt and equity securities available for sale (credited directly to shareholder's equity), versus $5.5 million of net unrealized losses on such securities recorded at September 30, 1996. In addition, the Company received a contribution of capital of $28.4 million in December 1996 and paid a dividend of $25.5 million in April 1997.

      INVESTED ASSETS at year end totaled $2.61 billion in 1997, compared with $2.33 billion at year-end 1996. This 12.0% increase primarily resulted from sales of fixed annuities and the $44.7 million net unrealized gain recorded on debt and equity securities available for sale at September 30, 1997, versus the $12.7 million net unrealized loss recorded on such securities at September 30, 1996.

      The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

      THE BOND PORTFOLIO, which comprises 76% of the Company's total investment portfolio (at amortized cost), had an aggregate fair value that exceeded its amortized cost by $43.7 million at September 30, 1997. At September 30, 1996, the amortized cost exceeded the fair value of the Bond Portfolio by $13.8 million. The net unrealized gains on the Bond Portfolio since September 30, 1996 principally reflect the lower prevailing interest rates at September 30, 1997 and the corresponding effect on the fair value of the Bond Portfolio.

      At September 30, 1997, the Bond Portfolio (at amortized cost, excluding $6.1 million of redeemable preferred stocks) included $1.82 billion of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC"), and $124.4 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At September 30, 1997, approximately
$1.72 billion of the Bond Portfolio was investment grade, including $650.3 million of U.S. government/agency securities and mortgage-backed securities ("MBSs").

      At September 30, 1997, the Bond Portfolio included $216.9 million (at amortized cost with a fair value of $227.2 million) of bonds that were not investment grade. Based on their September 30, 1997 amortized cost, these non-investment-grade bonds accounted for 1.7% of the Company's total assets and 8.5% of its invested assets.

      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material concentrations of non-investment-grade securities at September 30, 1997. The following table summarizes the Company's rated bonds by rating classification as of September 30, 1997.

                                           RATED BONDS BY RATING CLASSIFICATION
                                                  (Dollars in thousands)
                                                   Issues not rated by S&P/Moody's/
         Issues Rated by S&P/Moody's/DCR/Fitch          DCR/Fitch, by NAIC Category                               Total
----------------------------------------------  ----------------------------------- -----------------------------------
 S&P/(Moody's)/                      Estimated      NAIC                  Estimated             Percent of    Estimated
  [DCR]/{Fitch}         Amortized         fair  category    Amortized          fair   Amortized   invested         fair
   category (1)              cost        value        (2)        cost         value        cost   assets(3)       value
---------------       -----------  -----------  --------  -----------  ------------ -----------  ---------  -----------

AAA+ to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}         $   935,866   $   953,440       1    $   142,548  $   143,940   $ 1,078,414     42.07%  $ 1,097,380
BBB+ to BBB-
  (Baal to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}          494,521       504,442       2        146,548      150,521       641,069     25.01       654,963
BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}             13,080        14,597       3         13,811       13,917        26,891      1.05        28,514
B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}              163,603       170,960       4         25,777       27,089       189,380      7.39       198,049
CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}                  0             0       5              0            0             0      0.00             0
C1 to D
  [DD]
  {D}                           0             0       6            606          606           606      0.02           606
                      -----------   -----------            -----------  -----------   -----------             -----------
TOTAL RATED ISSUES    $ 1,607,070   $ 1,643,439            $   329,290  $   336,073   $ 1,936,360             $ 1,979,512
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

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $124.4 million (at amortized cost) of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

(3)   At amortized cost.

      Senior secured loans ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $329.3 million at September 30, 1997. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At September 30, 1997, Secured Loans consisted of loans to 80 borrowers spanning 28 industries, with 17% of these assets (at amortized cost) concentrated in financial institutions. No other industry concentration constituted more than 10% of these assets.

      While the trading market for Secured Loans is more limited than for publicly traded corporate debt issues, management believes that participation in these transactions has enabled the Company to improve its investment yield. As a result of restrictive financial covenants, Secured Loans involve greater risk of technical default than do publicly traded investment-grade securities. However, management believes that the risk of loss upon default for its Secured Loans is mitigated by such financial covenants and the collateral values underlying the Secured Loans. The Company's Secured Loans are rated by S&P, Moody's, DCR, Fitch, the NAIC or by the Company, pursuant to comparable statutory ratings guidelines established by the NAIC.

      MORTGAGE LOANS aggregated $339.5 million at September 30, 1997 and consisted of 73 commercial first mortgage loans with an average loan balance of approximately $4.7 million, collateralized by properties located in 21 states. Approximately 23% of this portfolio was multifamily residential, 18% was office, 14% was manufactured housing, 13% was hotels, 11% was retail, 11% was industrial and 10% was other types. At September 30, 1997, approximately 13% and 12% of this portfolio was secured by properties located in New York and California, respectively, and no more than 10% of this portfolio was secured by properties located in any other single state. At September 30, 1997, there were four mortgage loans with outstanding balances of $10 million or more, which loans collectively aggregated approximately 17% of this portfolio. At the time of their origination or purchase by the Company, virtually all mortgage loans had loan-to-value ratios of 75% or less. At September 30, 1997, approximately 23% of the mortgage loan portfolio consisted of loans with balloon payments due before October 1, 2000. During 1997, 1996 and 1995, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

      At September 30, 1997, approximately 18% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company's mortgage loan portfolio, its emphasis on multifamily loans and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

      OTHER INVESTED ASSETS aggregated $143.7 million at September 30, 1997, including $46.9 million of investments in limited partnerships, $70.9 million of separate account investments and an aggregate of $25.9 million of miscellaneous investments, including policy loans, residuals and leveraged leases. The Company's limited partnership interests, accounted for by using the cost method of accounting, are invested primarily in a combination of debt and equity securities.

      ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 77% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at September 30, 1997.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and investments in limited partnerships that invest primarily in fixed-rate securities and are accounted for by using the cost method. At September 30, 1997, these assets had an aggregate fair value of $2.48 billion with a duration of 3.4. The Company's fixed-rate liabilities include fixed annuities and GICs. At September 30, 1997, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $2.32 billion with a duration of 1.3. The Company's potential exposure due to a relative 10% increase in interest rates prevalent at September 30, 1997 is a loss of approximately $31.2 million in fair value of its fixed-rate assets that is not offset by an increase in the fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

      Duration is a common option-adjusted measure for the price sensitivity of a fixed-maturity portfolio to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio if interest rates change by 100 basis points, recognizing the changes in cash flows resulting from embedded options such as policy surrenders, investment prepayments and bond calls. It also incorporates the assumption that the Company will continue to utilize its existing strategies of pricing its fixed annuity and GIC products, allocating its available cash flow amongst its various investment portfolio sectors and maintaining sufficient levels of liquidity. Because the calculation of duration involves estimation and incorporates assumptions, potential changes in portfolio value indicated by the portfolio's duration will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.

      As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets and liabilities more closely. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company currently utilizes Swap Agreements to create a hedge that effectively converts fixed-rate liabilities into floating-rate instruments. At September 30, 1997, the Company had one outstanding Swap Agreement with a notional principal amount of $15.9 million. This agreement matures in December 2024.

      The Company also seeks to provide liquidity from time to time by using reverse repurchase agreements ("Reverse Repos") and by investing in MBSs. It also seeks to enhance its spread income by using Reverse Repos. Reverse Repos involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed upon price and are generally over-collateralized. MBSs are generally investment-grade securities collateralized by large pools of mortgage loans. MBSs generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

      There are risks associated with some of the techniques the Company uses to provide liquidity, enhance its spread income and match its assets and liabilities. The primary risk associated with the Company's Reverse Repos and Swap Agreements is counterparty risk. The Company believes, however, that the counterparties to its Reverse Repos and Swap Agreements are financially responsible and that the counterparty risk associated with those transactions is minimal. In addition to counterparty risk, Swap Agreements also have interest rate risk. However, the Company's Swap Agreements typically hedge variable-rate assets or liabilities, and interest rate fluctuations that adversely affect the net cash received or paid under the terms of a Swap Agreement would be offset by increased interest income earned on the variable-rate assets or reduced interest expense paid on the variable-rate liabilities. The primary risk associated with MBSs is that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase. As part of its decision to purchase an MBS, the Company assesses the risk of prepayment by analyzing the security's projected performance over an array of interest-rate scenarios. Once an MBS is purchased, the Company monitors its actual prepayment experience monthly to reassess the relative attractiveness of the security with the intent to maximize total return.

      INVESTED ASSETS EVALUATION routinely includes a review by the Company of its portfolio of debt securities. Management identifies monthly those investments that require additional monitoring and carefully reviews the carrying values of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews for bonds, management principally considers the adequacy of any collateral, compliance with contractual covenants, the borrower's recent financial performance, news reports and other externally generated information concerning the creditor's affairs. In the case of publicly traded bonds, management also considers market value quotations, if available. For mortgage loans, management generally considers information concerning the mortgaged property and, among other things, factors impacting the current and expected payment status of the loan and, if available, the current fair value of the underlying collateral.

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

      DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $1.4 million at September 30, 1997 (at amortized cost after impairment writedowns, with a fair value of $1.4 million), including $0.5 million of bonds and notes and $0.9 million of mortgage loans. At September 30, 1997, defaulted investments constituted 0.1% of total invested assets. At September 30, 1996, defaulted investments totaled $3.1 million, including $1.6 million of bonds and notes and $1.5 million of mortgage loans, and constituted 0.1% of total invested assets.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At September 30, 1997, approximately $1.80 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $46.5 million, while approximately $139.8 million of the Bond Portfolio had an aggregate unrealized loss of $2.7 million. In addition, the Company's investment portfolio currently provides approximately $22.5 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company's annuity and GIC products have been more than sufficient in amount to satisfy the Company's liquidity needs.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

      The directors and principal officers of Anchor National Life Insurance
Company (the "Company") as of December 23, 1997 are listed below, together with information as to their ages, dates of election and principal business occupation during the last five years (if other than their present business occupation).
                                                              Other Positions and
                                                 Year         Other Business
                            Present              Assumed      Experience Within
    Name               Age  Position(s)          Position(s)  Last Five Years**       From-To
-------------          ---  -----------          -----------  ------------------      -------
Eli Broad*             64   Chairman             1986         Cofounded SAI
                            Chief Executive      1994         in 1957
                            Officer and
                            President of
                            the Company
                            Chairman, Chief      1976
                            Executive Officer
                            and President of     1986
                            SunAmerica Inc.
                            ("SAI")

Joseph M. Tumbler*     48   Executive Vice       1996         President and Chief     1989-1995
                            President                         Executive Officer,
                            of the Company                    Providian
                            Vice Chairman        1995         Capital Management
                            of SAI

Jay S. Wintrob*        40   Executive Vice       1991         Senior Vice President   1989-1991
                            President of the                  (Joined SAI in 1987)
                            Company
                            Vice Chairman of     1995
                            SAI

James R. Belardi*      40   Senior Vice          1992         Vice President and      1989-1992
                            President of the                  Treasurer (Joined SAI
                            Company                           in 1986)
                            Executive Vice       1995
                            President of SAI

Jana Waring Greer*     45   Senior Vice          1991         (Joined SAI in 1974)
                            President of the
                            Company and SAI

Peter McMillan, III*   40   Executive Vice       1994         Senior Vice President,  1989-1994
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

                                                             Other Positions and
                                                Year         Other Business
                            Present             Assumed      Experience Within
    Name               Age  Position(s)         Position(s)  Last Five Years**       From-To
-------------          ---  -----------         -----------  -----------------       -------
Scott L. Robinson*     51   Senior Vice         1991         (Joined SAI in 1978)
                            President of the
                            Company
                            Senior Vice
                            President and
                            Controller of SAI

Lorin M. Fife*         44   Senior Vice         1994         Vice President and      1994-1995
                            President,                       General Counsel-
                            General Counsel                  Regulatory Affairs
                            and Assistant                    of SAI
                            Secretary of                     Vice President and      1989-1994
                            the Company                      Associate General
                            Senior Vice         1995         Counsel of SAI
                            President and                    (Joined SAI in 1989)
                            General Counsel-
                            Regulatory Affairs
                            of SAI

Susan L. Harris*       40   Senior Vice         1994         Vice President,         1994-1995
                            President and                    General Counsel-
                            Secretary of the                 Corporate Affairs and
                            Company                          Secretary of SAI
                            Senior Vice         1995         Vice President,         1989-1994
                            President,                       Associate General
                            General Counsel-                 Counsel and Secretary
                            Corporate Affairs                of SAI (Joined SAI
                            and Secretary of                 in 1985)
                            SAI

James Rowan*           35   Senior Vice         1996         Vice President          1993-1995
                            President of the                 Assistant to the             1992
                            Company                          Chairman
                            Senior Vice         1995         Senior Vice President,  1990-1992
                            President of SAI                 Security Pacific Corp.

N. Scott Gillis        44   Senior Vice         1994         Vice President and      1989-1994
                            President and                    Controller, SunAmerica
                            Controller of the                Life Companies ("SLC")
                            Company                          (Joined SAI in 1985)
                            Vice President of   1997
                            SAI

Edwin R. Reoliquio     40   Senior Vice         1995         Vice President and      1990-1995
                            President and                    Actuary, SLC
                            Chief Actuary
                            of the Company


--------------------------------------
*   Also serves as a director
**  Unless otherwise indicated, officers and positions are with SunAmerica Inc.
                                               25

                                                             Other Positions and
                                                Year         Other Business
                            Present             Assumed      Experience Within
    Name               Age  Position(s)         Position(s)  Last Five Years**       From-To
-------------          ---  -----------         -----------  -----------------       -------
Victor E. Akin         33   Senior Vice         1996         Vice President,         1995-1996
                            President of                     SLC
                            the Company                      Director, Product
                                                             Development, SLC        1994-1995
                                                             Manager, Business
                                                             Development, SLC        1993-1994
                                                             Actuary, Milliman
                                                             and Robertson           1992-1993
                                                             Consultant, Chalke
                                                             Inc.                    1991-1992


Scott H. Richland      35   Vice President      1994         Vice President          1994-1995
                            and Treasurer of    1995         and Asst. Treasurer
                            the Company                      Vice President          1995-1997
                            Senior Vice         1997         and Treasurer
                            President and                    of SAI
                            Treasurer of SAI                 Vice President          1994-1995
                                                             and Asst.
                                                             Treasurer of SAI
                                                             Asst. Treasurer         1993-1994
                                                             of SAI
                                                             Director, SunAmerica    1990-1993
                                                             Investments, Inc.
                                                             (Joined SAI in 1990)

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

      The following table shows the cash compensation paid or earned, based on these allocations, to the chief executive officer and top four executive officers of the Company whose allocated compensation exceeds $100,000 and to all executive officers of the Company as a group for services rendered in all capacities to the Company during 1997:

     Name of Individual or                   Capacities In     Allocated Cash
           Number in Group                   Which Served         Compensation
     ---------------------      -------------------------       --------------
     Eli Broad                  Chairman, Chief Executive          $ 1,438,587
                                 Officer and President
     Joseph M. Tumbler          Executive Vice President               835,680
     Jay S. Wintrob             Executive Vice President               837,376
     James R. Belardi           Senior Vice President                  357,144
     Jana Waring Greer          Senior Vice President                  630,854
     All Executive Officers
       as a Group (14)                                              $5,769,122
                                                                   ===========

     Directors of the Company who are also employees of SunAmerica Inc. or its affiliates receive no compensation in addition to their compensation as employees of SunAmerica Inc. or its affiliates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      No shares of the Company are owned by any executive officer or director. The Company is an indirect wholly owned subsidiary of SunAmerica Inc. Except for Mr. Broad, the percentage of shares of SunAmerica Inc. beneficially owned by any director does not exceed one percent of the class outstanding. At December 15, 1997, Mr. Broad was the beneficial owner of 10,706,006 shares of Common Stock (5.68% of the class outstanding) and 13,740,441 shares of Class
B Common Stock (84.40% of the class outstanding). Of the Common Stock, 1,063,773 shares represent restricted shares granted under the Company's employee stock plans as to which Mr. Broad has no investment power; and 6,949,512 shares represent employee stock options held by Mr. Broad which are or will become exercisable on or before February 15, 1998 and as to which he has no voting or investment power. Of the Class B Stock, 12,684,210 shares are held directly by Mr. Broad; and 1,056,231 shares are registered in the name of a corporation as to which Mr. Broad exercises sole voting and dispositive powers. At December 15, 1997, all directors and officers as a group beneficially owned 14,338,041 shares of Common Stock (7.64% of the class outstanding) and 13,740,441 shares of Class B Common Stock (84.40% of the class outstanding). All share numbers reflect a 3-for-2 stock split paid in the form of a stock dividend on August 29, 1997 to holders of record on August 20, 1997.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

      Reference is made to the index set forth on page F-1 of this report.

EXHIBITS

Exhibit
      No.                                   Description
-------                                     -----------
   3(a)     Amended and Restated Articles of Incorporation and Articles of
            Redomestication, filed with the Arizona Department of Insurance on
            December 22, 1995, is incorporated herein by reference to Exhibit
            3(a) to the Company's quarterly report on Form 10-Q for quarter ended December 31, 1995, filed February 14, 1996.
   3(b)     Amended and Restated Bylaws, as adopted January 1, 1996, is incorporated herein by reference to Exhibit 3(b) to the Company's quarterly report on Form 10-Q for quarter ended December 31, 1995, filed February 14, 1996.
   4(a)     Amended and Restated Articles of Incorporation and Articles of
            Redomestication, filed with the Arizona Department of Insurance on
            December 12, 1996.  See Exhibit 3(a).
   4(b)     Amended and Restated Bylaws as adopted January 1, 1996.  See
            Exhibit 3(b).
  10(a)     Amendment to the Subordinated Loan Agreement for Equity Capital,
            dated as of August 22, 1996, between the Company's subsidiary,
            SunAmerica Capital Services, Inc. ("SACS") and SunAmerica Inc.
            ("SAI"), extending the maturity date to September 30, 1999, of a
            Subordinated Loan Agreement for Equity Capital, dated as of
            September 30, 1992, which defined SAI's rights of the 9% notes due
            September 29, 1996, is incorporated herein by reference to exhibit
            10(f) to the Company's form 10-K filed December 19, 1996.
  10(b)     Subordinated Loan Agreement for Equity Capital, dated as of
            December 14, 1994, between the Company's subsidiary, SACS, and SAI, defining SAI's rights with respect to the 9% notes due January 13,
            1998 is incorporated herein by reference to Exhibit 10(g) to the
            Company's Form 10-K, filed December 19, 1996.
  10(c)     Subordinated Loan Agreement for Equity Capital, dated as of
            April 20, 1995, between the Company's subsidiary, SACS, and SAI, defining SAI's rights with respect to the 9% notes due May 27, 1998 is incorporated herein by reference to Exhibit 10(h) to the
            Company's Form 10-K, filed December 19, 1996.
  10(d)     Subordinated Loan Agreement for Equity Capital, dated as of May 30,
            1996, between the Company's subsidiary, SACS, and SAI, defining
            SAI's rights with respect to the 9% notes due June 29, 1998 is incorporated herein by reference to Exhibit 10(i) to the Company's
            Form 10-K, filed December 19, 1996.
  10(e)     Subordinated Loan Agreement for Equity Capital, dated as of July
            24, 1996, between the Company's subsidiary, Royal Alliance
            Associates, Inc. and SAI, defining SAI's rights with respect to the
            9% notes due August 23, 1999 is incorporated herein by reference to Exhibit 10(k) to the Company's Form 10-K, filed December 19,
            1996.



Exhibit
      No.                                   Description
-------                                     -----------
  10(f)     Amendment to the Subordinated Loan Agreement for Equity Capital,
            dated as of September 3, 1996, between the Company's subsidiary,
            SunAmerica Asset Management Corporation, and SAI, extending the maturity date to September 13, 1999 of a Subordinated Loan
            Agreement for Equity Capital, dated as of September 3, 1993, which defined SAI's rights of the 7% notes due September 13, 1996 is incorporated herein by reference to Exhibit 10(l) to the Company's
            Form 10-K, filed December 19, 1996.
  10(g)     Subordinated Loan Agreement for Equity Capital, dated as of
            February 19, 1997, between the Company's subsidiary, SACS, and SAI, defining SAI's rights with respect to the 9% notes due March 14,
            2000, is incorporated herein by reference to Exhibit 10(a) to
            Company's quarterly report on Form 10-Q for quarter ended March 31,
            1997, filed May 15, 1997.
     21     Subsidiaries of the Company.
     27     Financial Data Schedule



REPORTS ON FORM 8-K

No Current Report on Form 8-K was filed during the three months ended September
30, 1997.



































                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ANCHOR NATIONAL LIFE INSURANCE COMPANY

                              By/s/  SCOTT L. ROBINSON
                              --------------------------------------
                              Scott L. Robinson
December 23, 1997             Senior Vice President and Director

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

            Signature               Title                              Date
            ---------               -----                              ----
/s/   ELI BROAD                     Chairman, Chief Executive          December 23, 1997
------------------------------      Officer and President              -----------------
      Eli Broad                     (Principal Executive Officer)

/s/   SCOTT L. ROBINSON             Senior Vice President and          December 23, 1997
-----------------------------       Director (Principal                -----------------
      Scott L. Robinson             Financial Officer)

/s/   N. SCOTT GILLIS               Senior Vice President and          December 23, 1997
------------------------------      Controller (Principal              -----------------
      N. Scott Gillis               Accounting Officer)

/s/   JAY S. WINTROB                Executive Vice President           December 23, 1997
------------------------------      and Director                       -----------------
      Jay S. Wintrob

/s/   JAMES R. BELARDI              Senior Vice President,             December 23, 1997
------------------------------      Treasurer and Director             -----------------
      James R. Belardi

/s/   LORIN M. FIFE                 Senior Vice President,             December 23, 1997
------------------------------      General Counsel, Assistant         -----------------
      Lorin M. Fife                 Secretary and Director

/s/   JANA W. GREER                 Senior Vice President              December 23, 1997
------------------------------      and Director                       -----------------
      Jana W. Greer

/s/   SUSAN L. HARRIS               Senior Vice President,             December 23, 1997
------------------------------      Secretary and Director             -----------------
      Susan L. Harris








            Signature               Title                              Date
            ---------               -----                              ----
/s/   JAMES W. ROWAN                Senior Vice President              December 23, 1997
------------------------------      and Director                       -----------------
      James W. Rowan

/s/   EDWIN R. REOLIQUIO            Senior Vice President              December 23, 1997
------------------------------      and Chief Actuary                  -----------------
      Edwin R. Reoliquio.

/s/   PETER McMILLAN                Director                           December 23, 1997
------------------------------                                         -----------------
      Peter McMillan

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   Page(s)
                                                                   -------

Report of Independent Accountants                                  F-2

Consolidated Balance Sheet as of September 30, 1997 and 1996       F-3 through
                                                                   F-4

Consolidated Income Statement for the years ended
      September 30, 1997, 1996 and 1995                            F-5

Consolidated Statement of Cash Flows for the years ended
      September 30, 1997, 1996 and 1995                            F-6 through
                                                                   F-7

Notes to Consolidated Financial Statements                         F-8 through
                                                                   F-25

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholder of Anchor National Life Insurance Company


In our opinion, the accompanying consolidated balance sheet and the related consolidated income statement and statement of cash flows present fairly, in all material respects, the financial position of Anchor National Life Insurance Company and its subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
Los Angeles, California
November 7, 1997

                           ANCHOR NATIONAL LIFE INSURANCE COMPANY

                                 CONSOLIDATED BALANCE SHEET


                                                                        September 30,
                                                       ------------------------------
                                                                 1997            1996
                                                      ---------------  --------------
ASSETS

Investments:
  Cash and short-term investments                     $   113,580,000  $  122,058,000
  Bonds, notes and redeemable
   preferred stocks:
    Available for sale, at fair value
      (amortized cost: 1997, $1,942,485,000;
      1996, $2,001,024,000)                             1,986,194,000   1,987,271,000
  Mortgage loans                                          339,530,000      98,284,000
  Common stocks, at fair value (cost:
    1997, $271,000; 1996, $2,911,000)                       1,275,000       3,970,000
  Real estate                                              24,000,000      39,724,000
  Other invested assets                                   143,722,000      77,925,000
                                                      ---------------  --------------
  Total investments                                     2,608,301,000   2,329,232,000

Variable annuity assets                                 9,343,200,000   6,311,557,000
Receivable from brokers for sales
  of securities                                                   ---      52,348,000
Accrued investment income                                  21,759,000      19,675,000
Deferred acquisition costs                                536,155,000     443,610,000
Other assets                                               61,524,000      48,113,000
                                                      ---------------  --------------

TOTAL ASSETS                                          $12,570,939,000  $9,204,535,000
                                                      ===============  ==============

















                                   See accompanying notes



                           ANCHOR NATIONAL LIFE INSURANCE COMPANY

                           CONSOLIDATED BALANCE SHEET (Continued)

                                                                        September 30,
                                                       ------------------------------
                                                                 1997            1996
                                                      ---------------  --------------
LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts                $ 2,098,803,000  $1,789,962,000
  Reserves for guaranteed investment
    contracts                                             295,175,000     415,544,000
  Payable to brokers for purchases of
    securities                                                263,000             ---
  Income taxes currently payable                           32,265,000      21,486,000
  Other liabilities                                       122,728,000      74,710,000
                                                      ---------------  --------------
  Total reserves, payables
    and accrued liabilities                             2,549,234,000   2,301,702,000
                                                      ---------------  --------------
Variable annuity liabilities                            9,343,200,000   6,311,557,000
                                                      ---------------  --------------
Subordinated notes payable to Parent                       36,240,000      35,832,000
                                                      ---------------  --------------
Deferred income taxes                                      67,047,000      70,189,000
                                                      ---------------  --------------
Shareholder's equity:
  Common Stock                                              3,511,000       3,511,000
  Additional paid-in capital                              308,674,000     280,263,000
  Retained earnings                                       244,628,000     207,002,000
  Net unrealized gains (losses) on debt and
    equity securities available for sale                   18,405,000      (5,521,000)
                                                      ---------------  --------------
  Total shareholder's equity                              575,218,000     485,255,000
                                                      ---------------  --------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY            $12,570,939,000  $9,204,535,000
                                                      ===============  ==============













                                   See accompanying notes

                           ANCHOR NATIONAL LIFE INSURANCE COMPANY

                                CONSOLIDATED INCOME STATEMENT

                                                              Years ended September 30,
                                      -------------------------------------------------
                                               1997              1996              1995
                                      -------------     -------------     -------------
Investment income                     $ 210,759,000     $ 164,631,000     $ 129,466,000
                                      -------------     -------------     -------------
Interest expense on:
  Fixed annuity contracts              (109,217,000)      (82,690,000)      (72,975,000)
  Guaranteed investment contracts       (22,650,000)      (19,974,000)       (3,733,000)
  Senior indebtedness                    (2,549,000)       (2,568,000)         (227,000)
  Subordinated notes payable
    to Parent                            (3,142,000)       (2,556,000)       (2,448,000)
                                      -------------      ------------     -------------
  Total interest expense               (137,558,000)     (107,788,000)      (79,383,000)
                                      -------------      ------------     -------------
NET INVESTMENT INCOME                    73,201,000        56,843,000        50,083,000
                                      -------------      ------------     -------------
NET REALIZED INVESTMENT LOSSES          (17,394,000)      (13,355,000)       (4,363,000)
                                      -------------      ------------     -------------
Fee income:
  Variable annuity fees                 139,492,000       103,970,000        84,171,000
  Net retained commissions               39,143,000        31,548,000        24,108,000
  Surrender charges                       5,529,000         5,184,000         5,889,000
  Asset management fees                  25,764,000        25,413,000        26,935,000
  Other fees                              3,218,000         3,390,000         4,002,000
                                      -------------      ------------     -------------
TOTAL FEE INCOME                        213,146,000       169,505,000       145,105,000
                                      -------------     -------------     -------------

GENERAL AND ADMINISTRATIVE
  EXPENSES                              (98,802,000)      (81,552,000)      (64,457,000)
                                      -------------     -------------     -------------
AMORTIZATION OF DEFERRED
  ACQUISITION COSTS                     (66,879,000)      (57,520,000)      (58,713,000)
                                      -------------     -------------     -------------
ANNUAL COMMISSIONS                       (8,977,000)       (4,613,000)       (2,658,000)
                                      -------------     -------------     -------------

PRETAX INCOME                            94,295,000        69,308,000        64,997,000

Income tax expense                      (31,169,000)      (24,252,000)      (25,739,000)
                                      -------------     -------------     -------------

NET INCOME                            $  63,126,000     $  45,056,000     $  39,258,000
                                      =============     =============     =============





                                   See accompanying notes

                           ANCHOR NATIONAL LIFE INSURANCE COMPANY

                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              Years ended September 30,
                                      -------------------------------------------------
                                               1997              1996              1995
                                      -------------     -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                          $  63,126,000     $  45,056,000     $  39,258,000
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Interest credited to:
        Fixed annuity contracts         109,217,000        82,690,000        72,975,000
        Guaranteed investment
          contracts                      22,650,000        19,974,000         3,733,000
      Net realized investment losses     17,394,000        13,355,000         4,363,000
      Accretion of net discounts
        on investments                  (18,576,000)       (8,976,000)       (6,865,000)
      Amortization of goodwill            1,187,000         1,169,000         1,168,000
      Provision for deferred
        income taxes                    (16,024,000)       (3,351,000)       (1,489,000)
  Change in:
    Accrued investment income            (2,084,000)       (5,483,000)        3,373,000
    Deferred acquisition costs         (113,145,000)      (60,941,000)       (7,180,000)
    Other assets                        (14,598,000)       (8,000,000)        7,047,000
    Income taxes currently payable       10,779,000         5,766,000         3,389,000
    Other liabilities                    14,187,000         5,474,000         4,063,000
  Other, net                                418,000          (129,000)            7,000
                                      -------------      ------------      ------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                             74,531,000        86,604,000       123,842,000
                                      -------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Premium receipts on:
    Fixed annuity contracts           1,097,937,000       651,649,000       245,320,000
    Guaranteed investment contracts      55,000,000       134,967,000       275,000,000
  Net exchanges to (from) the fixed
    accounts of variable annuity
    contracts                          (620,367,000)     (236,705,000)       10,475,000
  Withdrawal payments on:
    Fixed annuity contracts            (242,589,000)     (173,489,000)     (237,977,000)
    Guaranteed investment contracts    (198,062,000)      (16,492,000)       (1,638,000)
  Claims and annuity payments on
    fixed annuity contracts             (35,731,000)      (31,107,000)      (31,237,000)
  Net receipts from (repayments of)
    other short-term financings          34,239,000      (119,712,000)        3,202,000
  Capital contribution received          28,411,000        27,387,000               ---
  Dividends paid                        (25,500,000)      (29,400,000)              ---
                                      -------------      ------------     -------------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                   93,338,000       207,098,000       263,145,000
                                      -------------      ------------     -------------

                                             F-6

                           ANCHOR NATIONAL LIFE INSURANCE COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

                                                              Years ended September 30,
                                    ---------------------------------------------------
                                               1997              1996              1995
                                    ---------------   ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable
      preferred stocks              $(2,566,211,000)  $(1,937,890,000)  $(1,556,586,000)
    Mortgage loans                     (266,771,000)      (15,000,000)              ---
    Other investments, excluding
      short-term investments            (75,556,000)      (36,770,000)      (13,028,000)
  Sales of:
    Bonds, notes and redeemable
      preferred stocks                2,299,063,000     1,241,928,000     1,026,078,000
    Real estate                                 ---           900,000        36,813,000
    Other investments, excluding
      short-term investments              6,421,000         4,937,000         5,130,000
  Redemptions and maturities of:
    Bonds, notes and redeemable
      preferred stocks                  376,847,000       288,969,000       178,688,000
    Mortgage loans                       25,920,000        11,324,000        14,403,000
    Other investments, excluding
      short-term investments             23,940,000        20,749,000        13,286,000
                                     --------------    --------------    --------------
NET CASH USED BY INVESTING
  ACTIVITIES                           (176,347,000)     (420,853,000)     (295,216,000)
                                     --------------    --------------    --------------
NET INCREASE (DECREASE) IN CASH
  AND SHORT-TERM INVESTMENTS             (8,478,000)     (127,151,000)       91,771,000

CASH AND SHORT-TERM INVESTMENTS
  AT BEGINNING OF PERIOD                122,058,000       249,209,000       157,438,000
                                     --------------    --------------    --------------
CASH AND SHORT-TERM INVESTMENTS
  AT END OF PERIOD                   $  113,580,000    $  122,058,000    $  249,209,000
                                     ==============    ==============    ==============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness      $    7,032,000    $    5,982,000    $    3,235,000
                                     ==============    ==============    ==============
  Net income taxes paid              $   36,420,000    $   22,031,000    $   23,656,000
                                     ==============    ==============    ==============






                            See accompanying notes

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    NATURE OF OPERATIONS

      Anchor National Life Insurance Company (the "Company") is a wholly owned indirect subsidiary of SunAmerica, Inc. (the "Parent"). The Company is an Arizona-domiciled life insurance company and conducts its business through three segments: annuity operations, asset management and broker-dealer operations. Annuity operations include the sale and administration of fixed and variable annuities and guaranteed investment contracts. Asset management, which includes the sale and management of mutual funds, is conducted by SunAmerica Asset Management Corp. Broker-dealer operations include the sale of securities and financial services products, and are conducted by Royal Alliance Associates, Inc.

      The operations of the Company are influenced by many factors, including general economic conditions, monetary and fiscal policies of the federal government, and policies of state and other regulatory authorities. The level of sales of the Company's financial products is influenced by many factors, including general market rates of interest; strength, weakness and volatility of equity markets; and terms and conditions of competing financial products. The Company is exposed to the typical risks normally associated with a portfolio of fixed-income securities, namely interest rate, option, liquidity and credit risk. The Company controls its exposure to these risks by, among other things, closely monitoring and matching the duration of its assets and liabilities, monitoring and limiting prepayment and extension risk in its portfolio, maintaining a large percentage of its portfolio in highly liquid securities, and engaging in a disciplined process of underwriting, reviewing and monitoring credit risk. The Company also is exposed to market risk, as market volatility may result in reduced fee income in the case of assets managed in mutual funds and held in separate accounts.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION: The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the 1997 presentation.

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

      INTEREST RATE SWAP AGREEMENTS: The net differential to be paid or received on interest rate swap agreements ("Swap Agreements") entered into to reduce the impact of changes in interest rates is recognized over the lives of the agreements, and such differential is classified as Interest Expense in the income statement. All outstanding Swap Agreements are designated as hedges and, therefore, are not marked to market. However, in the event that a hedged asset/liability were to be sold or repaid before the related Swap Agreement matures, the Swap Agreement would be marked to market and any gain/loss classified with any gain/loss realized on the disposition of the hedged asset/liability. Subsequently, the Swap Agreement would be marked to market and the resulting change in fair value would be included in Investment Income in the income statement. In the event that a Swap Agreement that is designated as a hedge were to be terminated before its contractual maturity, any resulting gain/loss would be credited/charged to the carrying value of the asset/liability that it hedged.

      DEFERRED ACQUISITION COSTS: Policy acquisition costs are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the annuity contracts. Estimated gross profits are composed of net interest income, net realized

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
      investment gains and losses, variable annuity fees, surrender charges and direct administrative expenses. Costs incurred to sell mutual funds are also deferred and amortized over the estimated lives of the funds obtained. Deferred acquisition costs consist of commissions and other costs that vary with, and are primarily related to, the production or acquisition of new business.

      As debt and equity securities available for sale are carried at aggregate fair value, an adjustment is made to deferred acquisition costs equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains or losses on debt and equity securities available for sale that is credited or charged directly to shareholder's equity. Deferred Acquisition Costs have been decreased by $16,400,000 at September 30, 1997 and increased by $4,200,000 at September 30, 1996 for this adjustment.

      VARIABLE ANNUITY ASSETS AND LIABILITIES: The assets and liabilities resulting from the receipt of variable annuity premiums are segregated in separate accounts. The Company receives administrative fees for managing the funds and other fees for assuming mortality and certain expense risks. Such fees are included in Variable Annuity Fees in the income statement.

      GOODWILL: Goodwill, amounting to $18,311,000 at September 30, 1997, is amortized by using the straight-line method over periods averaging 25 years and is included in Other Assets in the balance sheet. Goodwill is evaluated for impairment when events or changes in economic conditions indicate that the carrying amount may not be recoverable.

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

      FEE INCOME: Variable annuity fees, asset management fees and surrender charges are recorded in income as earned. Net retained commissions are recognized as income on a trade-date basis.

      INCOME TAXES: The Company is included in the consolidated federal income tax return of the Parent and files as a "life insurance company" under the provisions of the Internal Revenue Code of 1986. Income taxes have been calculated as if the Company filed a separate return. Deferred

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.

3.    INVESTMENTS

      The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks available for sale by major category follow:

                                                                     Estimated
                                                 Amortized                fair
                                                      cost               value
                                            --------------      --------------
      AT SEPTEMBER 30, 1997:

        Securities of the United States
          Government                        $   18,496,000      $   18,962,000
        Mortgage-backed securities             636,018,000         649,196,000
        Securities of public utilities          22,792,000          22,893,000
        Corporate bonds and notes              984,573,000       1,012,559,000
        Redeemable preferred stocks              6,125,000           6,681,000
        Other debt securities                  274,481,000         275,903,000
                                            --------------      --------------
        Total available for sale            $1,942,485,000      $1,986,194,000
                                            ==============      ==============
      AT SEPTEMBER 30, 1996:

        Securities of the United States
          Government                        $  311,458,000      $  304,538,000
        Mortgage-backed securities             747,653,000         741,876,000
        Securities of public utilities           3,684,000           3,672,000
        Corporate bonds and notes              590,071,000         591,148,000
        Redeemable preferred stocks              9,064,000           8,664,000
        Other debt securities                  339,094,000         337,373,000
                                            --------------      --------------
        Total available for sale            $2,001,024,000      $1,987,271,000
                                            ==============      ==============














                    ANCHOR NATIONAL LIFE INSURANCE COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



3.    INVESTMENTS (continued)

      The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks available for sale by contractual maturity, as of September 30, 1997, follow:


                                                                     Estimated
                                                 Amortized                fair
                                                      cost               value
                                            --------------      --------------
       Due in one year or less              $   19,067,000      $   20,575,000
       Due after one year through
         five years                            277,350,000         281,296,000
       Due after five years through
         ten years                             631,083,000         650,242,000
       Due after ten years                     378,967,000         384,885,000
       Mortgage-backed securities              636,018,000         649,196,000
                                            --------------      --------------
       Total available for sale             $1,942,485,000      $1,986,194,000
                                            ==============      ==============


      Actual maturities of bonds, notes and redeemable preferred stocks will differ from those shown above due to prepayments and redemptions.

























                    ANCHOR NATIONAL LIFE INSURANCE COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



3.    INVESTMENTS (continued)

      Gross unrealized gains and losses on bonds, notes and redeemable preferred stocks available for sale by major category follow:
                                                    Gross               Gross
                                               unrealized          unrealized
                                                    gains              losses
                                            -------------       -------------
      AT SEPTEMBER 30, 1997:

        Securities of the United States
          Government                        $     498,000       $     (32,000)
        Mortgage-backed securities             14,998,000          (1,820,000)
        Securities of public utilities            141,000             (40,000)
        Corporate bonds and notes              28,691,000            (705,000)
        Redeemable preferred stocks               556,000                 ---
        Other debt securities                   1,569,000            (147,000)
                                            -------------       -------------
        Total available for sale            $  46,453,000       $  (2,744,000)
                                            =============       =============


      AT SEPTEMBER 30, 1996:

        Securities of the United States
          Government                        $     284,000       $  (7,204,000)
        Mortgage-backed securities              7,734,000         (13,511,000)
        Securities of public utilities              1,000             (13,000)
        Corporate bonds and notes              11,709,000         (10,632,000)
        Redeemable preferred stocks                16,000            (416,000)
        Other debt securities                     431,000          (2,152,000)
                                            -------------       -------------
        Total available for sale            $  20,175,000       $ (33,928,000)
                                            =============       =============


      At September 30, 1997, gross unrealized gains on equity securities available for sale aggregated $1,004,000 and there were no unrealized losses. At September 30, 1996, gross unrealized gains on equity securities available for sale aggregated $1,368,000 and gross unrealized losses aggregated $309,000.

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



3.    INVESTMENTS (continued)

      Gross realized investment gains and losses on sales of investments are as follows:

                                                             Years ended September 30,
                                              ----------------------------------------
                                                      1997          1996          1995
                                              ------------  ------------  ------------
      BONDS, NOTES AND REDEEMABLE
        PREFERRED STOCKS:
          Available for sale:
          Realized gains                      $ 22,179,000  $ 14,532,000  $ 15,983,000
          Realized losses                      (25,310,000)  (10,432,000)  (21,842,000)

        Held for investment:
          Realized gains                               ---           ---     2,413,000
          Realized losses                              ---           ---      (586,000)

      COMMON STOCKS:
        Realized gains                           4,002,000       511,000       994,000
        Realized losses                           (312,000)   (3,151,000)     (114,000)

      OTHER INVESTMENTS:
        Realized gains                           2,450,000     1,135,000     3,561,000
        Realized losses                                ---           ---       (12,000)

      IMPAIRMENT WRITEDOWNS                    (20,403,000)  (15,950,000)   (4,760,000)
                                              ------------  ------------  ------------
      Total net realized
        investment losses                     $(17,394,000) $(13,355,000) $ (4,363,000)
                                              ============  ============  ============

                         ANCHOR NATIONAL LIFE INSURANCE COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



3.    INVESTMENTS (continued)

      The sources and related amounts of investment income are as follows:
                                                             Years ended September 30,
                                            ------------------------------------------
                                                      1997          1996          1995
                                            -------------- ------------- -------------
      Short-term investments                  $ 11,780,000  $ 10,647,000  $  8,308,000
      Bonds, notes and
        redeemable preferred stocks            163,038,000   140,387,000   107,643,000
      Mortgage loans                            17,632,000     8,701,000     7,419,000
      Common stocks                                 16,000         8,000         3,000
      Real estate                                 (296,000)     (196,000)      (51,000)
      Limited partnerships                       6,725,000     4,073,000     5,128,000
      Other invested assets                     11,864,000     1,011,000     1,016,000
                                            -------------- ------------- -------------
        Total investment income               $210,759,000  $164,631,000  $129,466,000
                                            ============== ============= =============

      Expenses incurred to manage the investment portfolio amounted to $2,050,000 for the year ended September 30, 1997, $1,737,000 for the year ended September 30,
      1996, and $1,983,000 for the year ended September 30, 1995 and are included in
      General and Administrative Expenses in the income statement.

      At September 30, 1997, no investment exceeded 10% of the Company's consolidated shareholder's equity.

      At September 30, 1997, mortgage loans were collateralized by properties located in 21 states, with loans totaling approximately 13% of the aggregate carrying value of the portfolio secured by properties located in New York and approximately
      12% by properties located in California.  No more than 10% of the portfolio was secured by properties in any other single state.

      At September 30, 1997, bonds, notes and redeemable preferred stocks included
      $216,877,000 (fair value of $227,169,000) of bonds and notes not rated investment grade.  The Company had no material concentrations of non-investment-grade assets at September 30, 1997.

      At September 30, 1997, the amortized cost of investments in default as to the payment of principal or interest was $1,378,000, consisting of $500,000 of non-
      investment-grade bonds and $878,000 of mortgage loans.  Such nonperforming investments had an estimated fair value of $1,378,000.







                         ANCHOR NATIONAL LIFE INSURANCE COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



3.    INVESTMENTS (continued)

      As a component of its asset and liability management strategy, the Company utilizes Swap Agreements to match assets more closely to liabilities.  Swap
      Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-
      rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes.  The Company typically utilizes Swap
      Agreements to create a hedge that effectively converts floating-rate assets and liabilities to fixed-rate instruments.  At September 30, 1997, the Company  had one outstanding Swap Agreement with a notional principal amount of $15.9 million, which matures in December, 2024.  The net interest paid amounted to $0.1 million for the year ended September 30, 1997, and is included in Interest Expense on
      Guaranteed Investment Contracts in the income statement.

      At September 30, 1997, $5,276,000 of bonds, at amortized cost, were on deposit with regulatory authorities in accordance with statutory requirements.

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following estimated fair value disclosures are limited to reasonable estimates of the fair value of only the Company's financial instruments.  The disclosures do not address the value of the Company's recognized and unrecognized nonfinancial assets (including its real estate investments and other invested assets except for cost-method partnerships) and liabilities or the value of anticipated future business.  The Company does not plan to sell most of its assets or settle most of its liabilities at these estimated fair values.

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

      COMMON STOCKS:  Fair value is based principally on independent pricing services, broker quotes and other independent information.



                         ANCHOR NATIONAL LIFE INSURANCE COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



4.    FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

      COST-METHOD PARTNERSHIPS:  Fair value of limited partnerships accounted for by using the cost method is based upon the fair value of the net assets of the partnerships as determined by the general partners.

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

      RESERVES FOR GUARANTEED INVESTMENT CONTRACTS:  Fair value is based on the present value of future cash flows at current pricing rates and is net of the estimated fair value of hedging Swap Agreements, determined from independent broker quotes.

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

                         ANCHOR NATIONAL LIFE INSURANCE COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


4.    FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

      The estimated fair values of the Company's financial instruments at September 30,
      1997 and 1996, compared with their respective carrying values, are as follows:
                                                              Carrying             Fair
                                                                 value            value
                                                        --------------   --------------
      1997:

      ASSETS:
        Cash and short-term investments                 $  113,580,000   $  113,580,000
        Bonds, notes and redeemable
          preferred stocks                               1,986,194,000    1,986,194,000
        Mortgage loans                                     339,530,000      354,495,000
        Common stocks                                        1,275,000        1,275,000
        Cost-method partnerships                            46,880,000       84,186,000
        Variable annuity assets                          9,343,200,000    9,343,200,000

      LIABILITIES:
        Reserves for fixed annuity contracts             2,098,803,000    2,026,258,000
        Reserves for guaranteed investment
          contracts                                        295,175,000      295,175,000
        Payable to brokers for purchases
          of securities                                        263,000          263,000
        Variable annuity liabilities                     9,343,200,000    9,077,200,000
        Subordinated notes payable to Parent                36,240,000       37,393,000
                                                        ==============   ==============

      1996:

      ASSETS:
        Cash and short-term investments                 $  122,058,000   $  122,058,000
        Bonds, notes and redeemable
          preferred stocks                               1,987,271,000    1,987,271,000
        Mortgage loans                                      98,284,000      102,112,000
        Common stocks                                        3,970,000        3,970,000
        Cost-method partnerships                            45,070,000       70,553,000
        Receivable from brokers for sales
          of securities                                     52,348,000       52,348,000
        Variable annuity assets                          6,311,557,000    6,311,557,000

      LIABILITIES:
        Reserves for fixed annuity contracts             1,789,962,000    1,738,784,000
        Reserves for guaranteed investment
          contracts                                        415,544,000      416,695,000
        Variable annuity liabilities                     6,311,557,000    6,117,508,000
        Subordinated notes payable to Parent                35,832,000       37,339,000
                                                        ==============   ==============

                         ANCHOR NATIONAL LIFE INSURANCE COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


5.    SUBORDINATED NOTES PAYABLE TO PARENT

      Subordinated notes payable to Parent equalled $36,240,000 at an interest rate of
      9% at September 30, 1997 and require principal payments of $7,500,000 in 1998,
      $23,060,000 in 1999 and $5,400,000 in 2000.

6.    CONTINGENT LIABILITIES

      The Company has entered into three agreements in which it has provided liquidity support for certain short-term securities of three municipalities by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace.  In return the Company receives a fee.  The maximum liability under these guarantees is $242,600,000.  Management does not anticipate any material future losses with respect to these liquidity support facilities.

      The Company is involved in various kinds of litigation common to its businesses.
      These cases are in various stages of development and, based on reports of counsel, management believes that provisions made for potential losses relating to such litigation are adequate and any further liabilities and costs will not have a material adverse impact upon the Company's financial position or results of operations.

7.    SHAREHOLDER'S EQUITY

      The Company is authorized to issue 4,000 shares of its $1,000 par value Common
      Stock.  At September 30, 1997 and 1996, 3,511 shares were outstanding.

      Changes in shareholder's equity are as follows:
                                                              Years ended September 30,
                                          ---------------------------------------------
                                                 1997             1996             1995
                                        -------------    -------------    -------------
     ADDITIONAL PAID-IN CAPITAL:
       Beginning balance                $ 280,263,000    $ 252,876,000    $ 252,876,000
       Capital contributions received      28,411,000       27,387,000              ---
                                        -------------    -------------    -------------
       Ending balance                   $ 308,674,000    $ 280,263,000    $ 252,876,000
                                        =============    =============    =============

     RETAINED EARNINGS:
       Beginning balance                  207,002,000      191,346,000      152,088,000
       Net income                          63,126,000       45,056,000       39,258,000
       Dividend paid                      (25,500,000)     (29,400,000)             ---
                                        -------------    -------------    -------------
       Ending balance                   $ 244,628,000    $ 207,002,000    $ 191,346,000
                                        =============    =============    =============

                         ANCHOR NATIONAL LIFE INSURANCE COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



7.  SHAREHOLDER'S EQUITY (continued)

                                                              Years ended September 30,
                                          ---------------------------------------------
                                                 1997             1996             1995
                                        -------------    -------------    -------------
    NET UNREALIZED GAINS/LOSSES ON
      DEBT AND EQUITY SECURITIES
      AVAILABLE FOR SALE:
        Beginning balance               $  (5,521,000)   $  (5,673,000)   $ (24,953,000)
        Change in net unrealized
          gains/losses on debt
          securities available
          for sale                         57,463,000       (2,904,000)      71,302,000
        Change in net unrealized
          gains/losses on equity
          securities available for sale       (55,000)       3,538,000       (1,240,000)
        Change in adjustment to
          deferred acquisition costs      (20,600,000)        (400,000)     (40,400,000)
        Tax effects of net changes        (12,882,000)         (82,000)     (10,382,000)
                                        -------------    -------------    -------------
        Ending balance                  $  18,405,000    $  (5,521,000)   $  (5,673,000)
                                        =============    =============    =============


    Dividends that the Company may pay to its shareholder in any year without prior approval of the Arizona Department of Insurance are limited by statute.  The maximum amount of dividends which can be paid to shareholders of insurance companies domiciled in the state of Arizona without obtaining the prior approval of the
    Insurance Commissioner is limited to the lesser of either 10% of the preceding year's statutory surplus or the preceding year's statutory net gain from operations.
    Dividends in the amounts of $25,500,000 and $29,400,000 were paid on April 1, 1997 and March 18, 1996, respectively.  No dividends were paid in fiscal year 1995.

    Under statutory accounting principles utilized in filings with insurance regulatory authorities, the Company's net income for the nine months ended September 30, 1997 was $45,743,000.  The statutory net income for the year ended December 31, 1996 was
    $27,928,000 and for the year ended December 31, 1995 was $30,673,000.  The Company's statutory capital and surplus was $325,712,000 at September 30, 1997, $311,176,000 at December 31, 1996 and $294,767,000 at December 31, 1995.

                         ANCHOR NATIONAL LIFE INSURANCE COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)




8.  INCOME TAXES

    The components of the provisions for federal income taxes on pretax income consist of the following:
                                            Net realized
                                              investment
                                           gains (losses)     Operations          Total
                                           -------------    ------------   ------------
    1997:

    Currently payable                      $  (3,635,000)   $ 50,828,000   $ 47,193,000
    Deferred                                  (2,258,000)    (13,766,000)   (16,024,000)
                                           -------------    ------------   ------------

    Total income tax expense               $  (5,893,000)   $ 37,062,000   $ 31,169,000
                                           =============    ============   ============
    1996:

    Currently payable                      $   5,754,000    $ 21,849,000   $ 27,603,000
    Deferred                                 (10,347,000)      6,996,000     (3,351,000)
                                           -------------    ------------   ------------

    Total income tax expense               $  (4,593,000)   $ 28,845,000   $ 24,252,000
                                           =============    ============   ============
    1995:

    Currently payable                      $   4,248,000    $ 22,980,000   $ 27,228,000
    Deferred                                  (6,113,000)      4,624,000     (1,489,000)
                                           -------------    ------------   ------------

    Total income tax expense               $  (1,865,000)   $ 27,604,000   $ 25,739,000
                                           =============    ============   ============

                         ANCHOR NATIONAL LIFE INSURANCE COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


8.  INCOME TAXES (continued)

    Income taxes computed at the United States federal income tax rate of 35% and income taxes provided differ as follows:


                                                             Years ended September 30,
                                            ------------------------------------------
                                                    1997           1996           1995
                                            ------------    -----------   ------------
    Amount computed at
      statutory rate                        $ 33,003,000   $ 24,258,000  $  22,749,000
    Increases (decreases)
      resulting from:
        Amortization of differences
          between book and tax
          bases of net assets
          acquired                               666,000        464,000      3,049,000
        State income taxes, net of
          federal tax benefit                  1,950,000      2,070,000        437,000
        Dividends-received deduction          (4,270,000)    (2,357,000)           ---
        Tax credits                             (318,000)      (257,000)      (168,000)
        Other, net                               138,000         74,000       (328,000)
                                            ------------   ------------   ------------
    Total income tax expense                $ 31,169,000   $ 24,252,000   $ 25,739,000
                                            ============   ============   ============

    For United States federal income tax purposes, certain amounts from life insurance operations are accumulated in a memorandum policyholders' surplus account and are taxed only when distributed to shareholders or when such account exceeds prescribed limits.  The accumulated policyholders' surplus was $14,300,000 at September 30,
    1997.  The Company does not anticipate any transactions which would cause any part of this surplus to be taxable.

                         ANCHOR NATIONAL LIFE INSURANCE COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



8.  INCOME TAXES (continued)

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.  The significant components of the liability for Deferred Income Taxes are as follows:
                                                                         September 30,
                                                          ----------------------------
                                                                   1997           1996
                                                          -------------  -------------
    DEFERRED TAX LIABILITIES:
    Investments                                           $  13,160,000  $  15,036,000
    Deferred acquisition costs                              154,949,000    136,747,000
    State income taxes                                        1,777,000      1,466,000
    Net unrealized gains on debt
      and equity securities
      available for sale                                      9,910,000            ---
                                                          -------------  -------------
    Total deferred tax liabilities                          179,796,000    153,249,000
                                                          -------------  -------------

    DEFERRED TAX ASSETS:
    Contractholder reserves                                (108,090,000)   (77,522,000)
    Guaranty fund assessments                                (2,707,000)    (1,031,000)
    Other assets                                             (1,952,000)    (1,534,000)
    Net unrealized losses on debt
      and equity securities
      available for sale                                            ---     (2,973,000)
                                                          -------------  -------------
    Total deferred tax assets                              (112,749,000)   (83,060,000)
                                                          -------------  -------------

    Deferred income taxes                                 $  67,047,000  $  70,189,000
                                                          =============  =============

                         ANCHOR NATIONAL LIFE INSURANCE COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


9.  RELATED PARTY MATTERS

    The Company pays commissions to two affiliated companies, SunAmerica Securities,
    Inc. and Advantage Capital Corp.  Commissions paid to these broker-dealers totaled
    $25,492,000 in 1997, $16,906,000 in 1996, and $9,435,000 in 1995.  These broker-
    dealers, when combined with the Company's wholly owned broker-dealer, represent a significant portion of the Company's business, amounting to approximately 36.1%,
    38.3%, and 40.6% of premiums in 1997, 1996, and 1995, respectively.  The Company also sells its products through unaffiliated broker-dealers, the largest two of which represented approximately 19.2% and 10.1% of premiums in 1997, 19.7% and 10.2%
    in 1996, and 18.8% and 4.3% in 1995, respectively.

    The Company purchases administrative, investment management, accounting, marketing and data processing services from SunAmerica Financial, Inc., whose purpose is to provide services to the SunAmerica companies.  Amounts paid for such services totaled $86,116,000 for the year ended September 30, 1997, $65,351,000 for the year ended September 30, 1996 and $42,083,000 for the year ended September 30, 1995.
    Such amounts are included in General and Administrative Expenses in the income statement.

    The Parent made capital contributions of $28,411,000 in December 1996 and
    $27,387,000 in December 1995 to the Company, through the Company's direct parent, in exchange for the termination of its guaranty with respect to certain real estate owned in Arizona.  Accordingly, the Company reduced the carrying value of this real estate to estimated fair value to reflect the termination of the guaranty.

    During the year ended September 30, 1995, the Company sold to the Parent real estate for cash equal to its carrying value of $29,761,000.

    During the year ended September 30, 1997, the Company sold various invested assets to SunAmerica Life Insurance Company and to CalAmerica Life Insurance Company for
    cash equal to their current market values of $15,776,000 and $15,000, respectively.
    The Company recorded net gains aggregating $276,000 on such transactions.

    During the year ended September 30, 1997, the Company also purchased certain invested assets from SunAmerica Life Insurance Company and from CalAmerica Life
    Insurance Company for cash equal to their current market values of $8,717,000 and
    $284,000, respectively.

    During the year ended September 30, 1996, the Company sold various invested assets to the Parent and to SunAmerica Life Insurance Company for cash equal to their current market values of $274,000 and $47,321,000, respectively.  The Company recorded net losses aggregating $3,000 on such transactions.

    During the year ended September 30, 1996, the Company also purchased certain invested assets from SunAmerica Life Insurance Company for cash equal to their current market values, which aggregated $28,379,000.







                         ANCHOR NATIONAL LIFE INSURANCE COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


10. BUSINESS SEGMENTS

    Summarized data for the Company's business segments follow:

                                                    Total
                                             depreciation
                                                      and
                                      Total  amortization       Pretax            Total
                                   revenues       expense       income           assets
                              -------------  ------------ ------------  ---------------
    1997:
    Annuity operations        $ 332,845,000  $ 55,675,000 $ 74,792,000  $12,438,021,000
    Broker-dealer operations     38,005,000       689,000   16,705,000       51,400,000
    Asset management             35,661,000    16,357,000    2,798,000       81,518,000
                              -------------  ------------ ------------  ---------------
    Total                     $ 406,511,000  $ 72,721,000 $ 94,295,000  $12,570,939,000
                              =============  ============ ============  ===============

    1996:
    Annuity operations        $ 256,681,000  $ 43,974,000 $ 53,827,000  $ 9,092,770,000
    Broker-dealer operations     31,053,000       449,000   13,033,000       37,355,000
    Asset management             33,047,000    18,295,000    2,448,000       74,410,000
                              -------------  ------------ ------------  ---------------
    Total                     $ 320,781,000  $ 62,718,000 $ 69,308,000  $ 9,204,535,000
                              =============  ============ ============  ===============

    1995:
    Annuity operations        $ 211,587,000  $ 38,350,000 $ 55,462,000  $ 7,667,946,000
    Broker-dealer operations     24,194,000       411,000    9,025,000       29,241,000
    Asset management             34,427,000    24,069,000      510,000       86,510,000
                              -------------  ------------ ------------  ---------------
    Total                     $ 270,208,000  $ 62,830,000 $ 64,997,000  $ 7,783,697,000
                              =============  ============ ============  ===============

                         ANCHOR NATIONAL LIFE INSURANCE COMPANY
                                 LIST OF EXHIBITS FILED




Exhibit
  No.                           Description
-------                         -----------

 21         Subsidiaries of the Company.
 27         Financial Data Schedule.