Form 10-Q
period 1998-03-31
ANCHOR NATIONAL LIFE INSURANCE CO
filed 1998-05-15
CIK 6342

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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
THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANTS COMMON STOCK ON May 14, 1998 WAS AS FOLLOWS:

Common Stock (par value $1,000 per share)                         3,511 shares






                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                                    INDEX



                                                                    Page
                                                                  Number(s)

Part I - Financial Information

      Consolidated Balance Sheet (Unaudited) -
      March 31, 1998 and September 30, 1997                         3 - 4


      Consolidated Income Statement (Unaudited) -
      Three Months and Six Months Ended March 31, 1998 and 1997         5


      Consolidated Statement of Cash Flows (Unaudited) -
      Six Months Ended March 31, 1998 and 1997                      6 - 7


      Note to Consolidated Financial Statements (Unaudited)             8


      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                          9 - 23


Part II - Other Information                                            24

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                    March 31,    September 30,
                                                         1998             1997
                                              ---------------  ---------------
ASSETS

Investments:
  Cash and short-term investments             $   174,489,000  $   113,580,000
  Bonds, notes and redeemable
    preferred stocks available for sale,
    at fair value (amortized cost:
    March 1998, $2,053,672,000;
    September 1997, $1,942,485,000)             2,094,033,000    1,986,194,000
  Mortgage loans                                  302,157,000      339,530,000
  Common stocks available for sale,
    at fair value (cost: March 1998,
    $115,000; September 1997, $271,000)               157,000        1,275,000
  Real estate                                      24,000,000       24,000,000
  Other invested assets                            39,927,000      143,722,000
                                              ---------------  ---------------
  Total investments                             2,634,763,000    2,608,301,000

Variable annuity assets                        11,172,416,000    9,343,200,000
Accrued investment income                          24,183,000       21,759,000
Deferred acquisition costs                        601,594,000      536,155,000
Other assets                                       73,816,000       61,524,000
                                              ---------------  ---------------
TOTAL ASSETS                                  $14,506,772,000  $12,570,939,000
                                              ===============   ==============














                             See accompanying note

                                       3

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                    CONSOLIDATED BALANCE SHEET (Continued)
                                  (Unaudited)

                                                    March 31,    September 30,
                                                         1998             1997
                                              ---------------  ---------------
LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts        $ 2,100,772,000  $ 2,098,803,000
  Reserves for guaranteed investment
   contracts                                      301,540,000      295,175,000
  Payable to brokers for purchases of
   securities                                      21,364,000          263,000
  Income taxes currently payable                   57,261,000       32,265,000
  Other liabilities                               105,047,000      122,728,000
                                              ---------------  ---------------
  Total reserves, payables
   and accrued liabilities                      2,585,984,000    2,549,234,000
                                              ---------------  ---------------
Variable annuity liabilities                   11,172,416,000    9,343,200,000
                                              ---------------  ---------------
Subordinated notes payable to Parent               33,380,000       36,240,000
                                              ---------------  ---------------
Deferred income taxes                              66,878,000       67,047,000
                                              ---------------  ---------------
Shareholder's equity:
  Common Stock                                      3,511,000        3,511,000
  Additional paid-in capital                      308,674,000      308,674,000
  Retained earnings                               319,287,000      244,628,000
  Net unrealized gains on debt and
    equity securities available for sale           16,642,000       18,405,000
                                              ---------------  ---------------
  Total shareholder's equity                      648,114,000      575,218,000
                                              ---------------  ---------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY    $14,506,772,000  $12,570,939,000
                                              ===============   ==============







                             See accompanying note

                                       4

                            ANCHOR NATIONAL LIFE INSURANCE COMPANY
                                PART I - FINANCIAL INFORMATION
                           ITEM 1 - FINANCIAL STATEMENTS (Continued)
                                 CONSOLIDATED INCOME STATEMENT
               FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                          (Unaudited)

                                            Three Months                 Six Months
                                     -------------------------  --------------------------
                                        1998          1997          1998          1997
                                     -----------   -----------  ------------   -----------
Investment income                    $54,502,000   $50,719,000  $114,357,000   $97,431,000
                                     -----------   -----------  ------------   -----------
Interest expense on:
  Fixed annuity contracts            (26,859,000)  (27,155,000)  (54,680,000)  (52,346,000)
  Guaranteed investment contracts     (4,492,000)   (5,948,000)   (9,042,000)  (11,986,000)
  Senior indebtedness                   (152,000)     (557,000)     (345,000)     (738,000)
  Subordinated notes payable
    to Parent                           (764,000)     (766,000)   (1,573,000)   (1,524,000)
                                     -----------   -----------  ------------   -----------
Total interest expense               (32,267,000)  (34,426,000)  (65,640,000)  (66,594,000)
                                     -----------   -----------  ------------   -----------
NET INVESTMENT INCOME                 22,235,000    16,293,000    48,717,000    30,837,000
                                     -----------   -----------  ------------   -----------
NET REALIZED INVESTMENT GAINS
  (LOSSES)                             2,297,000    (1,174,000)   23,232,000   (20,290,000)
                                     -----------   -----------  ------------   -----------
Fee income:
  Variable annuity fees               47,298,000    32,333,000    91,662,000    62,939,000
  Net retained commissions            12,238,000     9,777,000    22,699,000    17,573,000
  Surrender charges                    1,866,000     1,105,000     3,155,000     2,455,000
  Asset management fees                7,143,000     6,305,000    14,046,000    12,723,000
  Other fees                             662,000       752,000     1,629,000     1,745,000
                                     -----------   -----------  ------------   -----------
TOTAL FEE INCOME                      69,207,000    50,272,000   133,191,000    97,435,000
                                     -----------   -----------  ------------   -----------
GENERAL AND ADMINISTRATIVE
  EXPENSES                           (24,451,000)  (24,801,000)  (47,470,000)  (47,196,000)
                                     -----------   -----------  ------------   -----------
AMORTIZATION OF DEFERRED
  ACQUISITION COSTS                  (18,377,000)  (13,441,000)  (35,579,000)  (27,258,000)
                                     -----------   -----------  ------------   -----------
ANNUAL COMMISSIONS                    (4,148,000)   (2,001,000)   (7,674,000)   (3,434,000)
                                     -----------   -----------  ------------   -----------
PRETAX INCOME                         46,763,000    25,148,000   114,417,000    30,094,000

Income tax expense                   (16,452,000)   (8,903,000)  (39,758,000)  (10,503,000)
                                     -----------   -----------  ------------   -----------
NET INCOME                           $30,311,000   $16,245,000  $ 74,659,000   $19,591,000
                                     ===========   ===========  ============   ===========

                                     See accompanying note
                                               5

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                                  Six Months Ended March 31,
                                           ---------------------------------
                                                     1998               1997
                                           --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $   74,659,000     $   19,591,000
  Adjustments to reconcile net income to
    cash provided by operating activities:
     Interest credited to:
       Fixed annuity contracts                 54,680,000         52,346,000
       Guaranteed investment contracts          9,042,000         11,986,000
     Net realized investment losses (gains)   (23,232,000)        20,291,000
     Amortization (accretion) of net
       premiums/discounts on investments        1,174,000         (4,927,000)
     Amortization of goodwill                     597,000            583,000
     Provision for deferred income taxes          779,000         (4,404,000)
  Change in:
    Accrued investment income                  (2,424,000)        (3,535,000)
    Deferred acquisition costs                (63,839,000)       (63,451,000)
    Other assets                              (12,889,000)        (7,976,000)
    Income taxes currently payable             24,996,000          3,533,000
    Other liabilities                         (15,189,000)         5,053,000
  Other, net                                      129,000            117,000
                                           --------------     --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES      48,483,000         29,207,000
                                           --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable preferred
      stocks                               (1,031,150,000)    (1,822,206,000)
    Mortgage loans                               (577,000)       (96,504,000)
    Other investments, excluding short-term
      investments                                     ---         (4,889,000)
  Sales of:
    Bonds, notes and redeemable preferred
      stocks                                  624,733,000      1,444,348,000
    Other investments, excluding short-term
      investments                              42,636,000            942,000
  Redemptions and maturities of:
    Bonds, notes and redeemable preferred
      stocks                                  330,775,000        215,577,000
    Mortgage loans                             38,770,000                ---
    Other investments, excluding short-term
      investments                              68,110,000         17,634,000
                                           --------------     --------------
NET CASH PROVIDED (USED) BY INVESTING
  ACTIVITIES                                   73,297,000       (245,098,000)
                                           --------------     --------------

                             See accompanying note
                                       6

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                        PART I - FINANCIAL INFORMATION
                   ITEM 1 - FINANCIAL STATEMENTS (Continued)
               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                  (Unaudited)

                                                  Six Months Ended March 31,
                                             -------------------------------
                                                     1998               1997
                                             ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Premium receipts on:
    Fixed annuity contracts                  $629,875,000       $688,942,000
    Guaranteed investment contracts             5,619,000         55,000,000
  Net exchanges from the fixed
    accounts of variable annuity contracts   (564,599,000)      (227,868,000)
  Withdrawal payments on:
    Fixed annuity contracts                  (101,424,000)      (124,474,000)
    Guaranteed investment contracts            (8,296,000)       (62,122,000)
  Claims and annuity payments on fixed
    annuity contracts                         (16,694,000)       (16,941,000)
  Net receipts from (repayments of)
    other short-term financings                (5,352,000)         6,113,000
  Capital contributions received                      ---         28,411,000
                                             ------------       ------------

NET CASH PROVIDED (USED) BY FINANCING
  ACTIVITIES                                  (60,871,000)       347,061,000
                                             ------------       ------------
NET INCREASE IN CASH AND SHORT-TERM
  INVESTMENTS                                  60,909,000        131,170,000

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                         113,580,000        122,058,000
                                             ------------       ------------
CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                              $174,489,000       $253,228,000
                                             ============       ============

Supplemental cash flow information:

  Interest paid on indebtedness              $  1,290,000       $  1,608,000
                                             ============       ============

  Net income taxes paid                      $ 13,987,000       $ 11,378,000
                                             ============       ============

                             See accompanying note

                                       7

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                       PART I - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.    Basis of Presentation
      ---------------------

Anchor National Life Insurance Company (the "Company") is an indirect wholly owned subsidiary of SunAmerica Inc. (the "Parent"). In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1998 and September 30, 1997, the results of its consolidated operations for the three months and six months ended March 31, 1998 and 1997 and its consolidated cash flows for the six months ended March 31, 1998 and 1997. The results of operations for the three months and six months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1997, contained in the Company's Annual Report on Form 10-K.

































                                      8
                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                       PART I - FINANCIAL INFORMATION
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations of Anchor National Life Insurance Company (the "Company") for the three months and six months ended March 31, 1998 and March 31, 1997 follows.
In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

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

RESULTS OF OPERATIONS

      NET INCOME totaled $30.3 million in the second quarter of 1998, compared with $16.2 million in the second quarter of 1997. For the six months, net income amounted to $74.7 million in 1998, compared with $19.6 million in 1997.

      PRETAX INCOME totaled $46.8 million in the second quarter of 1998 and $25.1 million in the second quarter of 1997. For the six months, pretax income totaled $114.4 million in 1998, compared with $30.1 million in 1997. The significant improvements in the current periods over the prior periods primarily resulted from increased net realized investment gains, fee income and net investment income.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $22.2 million in the second quarter of 1998 from $16.3 million in the second quarter of 1997. These amounts equal 3.52% on average invested assets (computed on a daily basis) of $2.53 billion

                                      9
in the second quarter of 1998 and 2.41% on average invested assets of $2.70 billion in the second quarter of 1997. For the six months, net investment income increased to $48.7 million in 1998 from $30.8 million in 1997, equalling 3.86% on average invested assets of $2.52 billion in 1998 and 2.37% on average invested assets of $2.60 billion in 1997.

      Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $108.1 million in the second quarter of 1998, $147.7 million in the second quarter of 1997, $96.4 million in the six months of 1998 and $149.0 million in the six months of 1997. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 3.29% in the second quarter of 1998, 2.11% in the second quarter of 1997, 3.65% in the six months of 1998 and 2.06% in the six months of 1997.

      Investment income (and the related yields on average invested assets) totaled $54.5 million (8.62%) in the second quarter of 1998, $50.7 million (7.50%) in the second quarter of 1997, $114.4 million (9.06%) in the six months of 1998, and $97.4 million (7.48%) in the six months of 1997. Investment income and the related yields in the 1998 periods primarily reflect the higher returns realized on the Company's investments in limited partnerships.

      Partnership income increased to $7.0 million (a yield of 195.58% on related average assets of $14.3 million) in the second quarter of 1998, compared with $1.4 million (a yield of 13.19% on related average assets of $42.8 million) in the second quarter of 1997. For the six months, partnership income amounted to $22.1 million (a yield of 301.18% on related average assets of $14.7 million) in 1998, compared with $2.2 million (a yield of 9.88% on related average assets of $43.7 million) in 1997. Partnership income is based upon cash distributions received from limited partnerships, the operations of which the Company does not influence. Consequently, such income is not predictable and there can be no assurance that the Company will realize comparable levels of such income in the future.

      Total interest expense equalled $32.3 million in the second quarter of 1998 and $34.4 million in the second quarter of 1997. For the six months, interest expense aggregated $65.6 million in 1998, compared with $66.6 million in 1997. The average rate paid on all interest-bearing liabilities was 5.33% in the second quarter of 1998, compared with 5.39% in the second quarter of 1997. For the six months, the average rate paid on all interest-bearing liabilities was 5.41% in 1998, compared with 5.42% in 1997. Interest-bearing liabilities averaged $2.42 billion during the second quarter of 1998, $2.56 billion during the second quarter of 1997, $2.43 billion during the six months of 1998 and $2.46 billion during the six months of 1997.

      The modest decline in average invested assets in the 1998 periods reflects the modest decline in average interest-bearing liabilities and is primarily due to a decline in sales of the Company's fixed-rate products. Since March 31, 1997, fixed annuity premiums have aggregated $1.04 billion. Fixed annuity premiums (comprised primarily of premiums for the fixed accounts of variable annuities) totaled $367.9 million in the second quarter of 1998, $326.1 million in the second quarter of 1997, $629.9 million in the six months of 1998 and $688.9 million in the six months of 1997. The changes in premiums for the fixed accounts of variable annuities in the 1998 periods principally reflect differing promotional activities in each of those periods.

                                     10
      There were no guaranteed investment contract ("GIC") premiums during the second quarter of 1998 and $50.0 million of GIC premiums in the second quarter of 1997. For the six months, GIC premiums totaled $5.6 million in 1998 and $55.0 million in 1997. The Company does not actively market GICs; consequently, premiums may vary substantially from period to period. The GICs issued by the Company generally guarantee the payment of principal and interest at fixed or variable rates for a term of three to five years. Contracts that are purchased by banks for their long-term portfolios or state and local governmental entities either prohibit withdrawals or permit scheduled book value withdrawals subject to the terms of the underlying indenture or agreement. GICs purchased by asset management firms for their short-term portfolios either prohibit withdrawals or permit withdrawals with notice ranging from 90 to 270 days. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity.

      NET REALIZED INVESTMENT GAINS totaled $2.3 million in the second quarter of 1998, compared with net realized investment losses of $1.2 million in the second quarter of 1997. Net realized investment gains include impairment writedowns of $1.5 million in the second quarter of 1998. Therefore, net gains from sales and redemptions of investments totaled $3.8 million in the second quarter of 1998. There were no impairment writedowns in the second quarter of 1997. For the six months, net realized investment gains totaled $23.2 million in 1998, compared with net realized investment losses of $20.3 million in 1997, and include impairment writedowns of $1.5 million and $16.1 million, respectively. Therefore, for the six months, net gains from sales and redemptions of investments totaled $24.7 million in 1998, compared with net losses of $4.2 million in 1997.

      The Company sold or redeemed invested assets, principally bonds and notes, aggregating $485.9 million in the second quarter of 1998, $768.3 million in the second quarter of 1997, $1.08 billion in the six months of 1998 and $1.58 billion in the six months of 1997, respectively. Sales of investments result from the active management of the Company's investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.60%, 0.17%, 1.96% and 0.32% of average invested assets on an annualized basis for the second quarter of 1998, the second quarter of 1997, the six months of 1998 and the six months of 1997, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit and interest-rate risk.

      Impairment writedowns in the six months of 1997 reflect $15.7 million of provisions applied to non-income producing land owned in Arizona. The statutory carrying value of this land had been guaranteed by the Company's ultimate Parent, SunAmerica Inc. ("SunAmerica"). SunAmerica made a capital contribution of $28.4 million on December 31, 1996 to the Company through the Company's direct parent in exchange for the termination of its guaranty with respect to this land. Accordingly, the Company reduced the carrying value of this land to estimated fair value to reflect the termination of the guaranty. Impairment writedowns, on an annualized basis, represent 0.24% and 0.12% for the second

                                     11
quarter and six months of 1998, respectively, and 1.24% for the six months of 1997. For the 18 fiscal quarters beginning October 1, 1993, impairment writedowns as a percentage of average invested assets have ranged up to 3.64% and have averaged 0.84%. Such writedowns are based upon estimates of the net realizable value of the applicable assets. Actual realization will be dependent upon future events.

      VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $47.3 million in the second quarter of 1998 and $32.3 million in the second quarter of 1997. For the six months, variable annuity fees totaled $91.7 million in 1998, compared with $62.9 million in 1997. These increased fees reflect growth in average variable annuity assets, principally due to increased market values, the receipt of variable annuity premiums and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by surrenders. Variable annuity assets averaged $10.24 billion during the second quarter of 1998 and $7.10 billion during the second quarter of 1997. For the six months, variable annuity assets averaged $9.82 billion in 1998, compared with $6.85 billion in 1997. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, have aggregated $1.57 billion since March 31, 1997. Variable annuity premiums increased to $412.6 million in the second quarter of 1998 from $304.1 million in the second quarter of 1997. For the six months, variable annuity premiums increased to $834.8 million in 1998, compared with $531.0 million in 1997. Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $780.4 million, $630.2 million, $1.46 billion and $1.22 billion in the second quarters of 1998 and 1997 and the six months of 1998 and 1997, respectively. Increases in Variable Annuity Product Sales in the 1998 periods are due, in part, to market share gains through enhanced distribution efforts and growing consumer demand for flexible retirement savings products that offer a variety of equity, fixed income and guaranteed fixed account investment choices. The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, recent administrative budget proposals include the proposed taxation of exchanges involving variable annuity contracts and reallocation within variable annuity contracts and certain other proposals relating to annuities (see "Regulations").

      NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiary, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $12.2 million in the second quarter of 1998 and $9.8 million in the second quarter of 1997. For the six months, net retained commissions totaled $22.7 million in 1998 and $17.6 million in 1997. Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $4.30 billion in the second quarter of 1998 and $2.67 billion in the second quarter of 1997. For the six months, such sales totaled $8.13 billion in 1998 and $4.70 billion in 1997. The increases in sales and net retained commissions in the 1998 periods reflect a greater number of registered representatives, higher average production per representative and generally favorable market conditions. Increases in net retained commissions may not be proportionate to increases in sales primarily due to differences in sales mix.

      SURRENDER CHARGES on fixed and variable annuities totaled $1.9 million in the second quarter of 1998 and $1.1 million in the second quarter of 1997.

                                     12

For the six months, surrender charges on fixed and variable annuities totaled $3.2 million in 1998, compared with $2.5 million in 1997. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of an annuity contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $300.5 million in the second quarter of 1998, compared with $277.8 million in the second quarter of 1997. These payments, annualized, represent 9.8% and 12.3%, respectively, of average fixed and variable annuity reserves. For the six months, withdrawal payments totaled $569.0 million in 1998 and $515.9 million in 1997 and, annualized, represent 9.6% and 11.8%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity withdrawals from the separate accounts totaling $248.5 million (9.8% of average variable annuity reserves), $215.4 million (12.2% of average variable annuity reserves), $467.6 million (9.6% of average variable annuity reserves) and $391.4 million (11.5% of average variable annuity reserves) in the second quarters of 1998 and 1997 and the six months of 1998 and 1997, respectively. Management anticipates that withdrawal rates will remain relatively stable for the foreseeable future.

      ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds by SunAmerica Asset Management Corp. Such fees totaled $7.1 million on average assets managed of $2.79 billion in the second quarter of 1998 and $6.3 million on average assets managed of $2.31 billion in the second quarter of 1997. For the six months, asset management fees totaled $14.0 million on average assets managed of $2.74 billion in 1998, compared with $12.7 million on average assets managed of $2.26 billion in 1997. Asset management fees are not proportionate to average assets managed, principally due to changes in product mix. Sales of mutual funds, excluding sales of money market accounts, have aggregated $632.2 million since March 31, 1997. Mutual fund sales totaled $193.9 million in the second quarter of 1998, up 62% from $119.9 million in the second quarter of 1997. For the six months, such sales totaled $359.7 million in 1998, up from $182.3 million in 1997. The significant increases in sales during the 1998 periods principally resulted from the introduction in November 1996 of the Company's "Style Select Series" product. Sales of this product totaled $134.5 million, $70.6 million, $244.7 million and $85.0 million for the second quarters of 1998 and 1997 and the six months of 1998 and 1997, respectively, reflecting the addition of four new Style Select funds, which doubled the number of Style Select funds to eight, and generally favorable market conditions. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $108.9 million in the second quarter of 1998 and $110.4 million in the second quarter of 1997. For the six months, such redemptions amounted to $200.9 million in 1998 and $214.1 million in 1997.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $24.5 million in the second quarter of 1998 and $24.8 million in the second quarter of 1997. For the six months, general and administrative expenses totaled $47.5 million in 1998, compared with $47.2 million in 1997. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $18.4 million in the second quarter of 1998, compared with $13.4 million in the second quarter of 1997. For the six months, such amortization totaled $35.6 million in 1998, compared with $27.3 million in 1997. The increase in amortization was primarily due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other direct selling costs.
                                     13
      ANNUAL COMMISSIONS represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's variable annuity contracts. Substantially all of the Company's currently available variable annuity products allow for an annual commission payment option in
return  for a lower immediate  commission.   Annual  commissions  totaled  $4.1
million in the second quarter of 1998, $2.0 million in the second quarter of 1997, $7.7 million in the six months of 1998 and $3.4 million in the six months of 1997. The increase in annual commissions reflects increased sales of annuities that offer this commission option. The Company estimates that approximately 50% of the average balances of its variable annuity products is currently subject to such annual commissions. Based on current sales, this percentage is expected to increase in future periods.

      INCOME TAX EXPENSE totaled $16.5 million in the second quarter of 1998, compared with $8.9 million in the second quarter of 1997 and $39.8 million in the six months of 1998, compared with $10.5 million in the six months of 1997, representing effective tax rates of 35% in both the 1998 and 1997 periods.


FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDER'S EQUITY increased 12.7% to $648.1 million at March 31, 1998 from $575.2 million at September 30, 1997, primarily due to $74.7 million of net income recorded in the six months of 1998.

      INVESTED ASSETS at March 31, 1998 totaled $2.63 billion, compared with $2.61 billion at September 30, 1997. The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

      THE BOND PORTFOLIO, which constitutes 79% of the Company's total investment portfolio (at amortized cost), had an aggregate fair value that exceeded its amortized cost by $40.4 million at March 31, 1998, compared with an excess of $43.7 million at September 30, 1997.

      At March 31, 1998, the Bond Portfolio (at amortized cost, excluding $6.1 million of redeemable preferred stocks) included $1.99 billion of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC") and $63.7 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At March 31, 1998, approximately
$1.87 billion of the Bond Portfolio was investment grade, including $710.4 million of U.S. government/agency securities and mortgage-backed securities ("MBSs").

      At March 31, 1998, the Bond Portfolio included $172.9 million (at amortized cost with a fair value of $180.4 million) of bonds that were not investment grade. Based on their March 31, 1998 amortized cost, these non-investment-grade bonds accounted for 1.2% of the Company's total assets and 6.7% of its invested assets.
                                     14
      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material concentrations of non-investment-grade securities at March 31, 1998.

      The table on the following page summarizes the Company's rated bonds by rating classification as of March 31, 1998 (dollars in thousands):
















































                                     15

                                          RATED BONDS BY RATING CLASSIFICATION
                                                 (dollars in thousands)
                                                   Issues not rated by S&P/Moody's/
         Issues Rated by S&P/Moody's/DCR/Fitch          DCR/Fitch, by NAIC Category                               Total
----------------------------------------------  ----------------------------------- -----------------------------------
 S&P/(Moody's)/                      Estimated      NAIC                  Estimated             Percent of    Estimated
  [DCR]/{Fitch}         Amortized         fair  category    Amortized          fair   Amortized   invested         fair
   category (1)              cost        value        (2)        cost         value        cost   assets(3)       value
---------------       -----------  -----------  --------  -----------  ------------ -----------  ---------  -----------
AAA+ to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}         $ 1,062,041  $ 1,079,556       1    $   158,298  $   166,470  $ 1,220,339     47.04%  $ 1,246,026
BBB+ to BBB-
  (Baal to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}          540,515      544,282       2        113,771      116,664      654,286     25.22       660,946
BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}              9,512       10,762       3          8,198        8,680       17,710      0.68        19,442
B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}              136,282      142,128       4         17,329       17,906      153,611      5.92       160,034
CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}                ---          ---       5          1,500          802        1,500      0.06           802
C1 to D
  [DD]
  {D}                         ---          ---       6            101          102          101      0.00           102
                      -----------  -----------            -----------  -----------  -----------             -----------
TOTAL RATED ISSUES    $ 1,748,350  $ 1,776,728            $   299,197  $   310,624  $ 2,047,547             $ 2,087,352
                      ===========  ===========            ===========  ===========  ===========             ===========

Footnotes appear on the following page.





                                                           16

      Footnotes to the table of rated bonds by rating classification
      --------------------------------------------------------------

(1) S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt's relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody's rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt's relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. DCR rates debt securities in rating categories ranging from AAA (the highest) to DD (in payment default). A plus (+) or minus (-) indicates the debt's relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody's, DCR or Fitch ratings if rated by multiple agencies.

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $63.7 million (at amortized cost) of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

(3)   At amortized cost.





























                                      17

      Senior secured loans ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $304.0 million at March 31, 1998. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At March 31, 1998, Secured Loans consisted of $171.9 million of publicly traded securities and $132.1 million of privately traded securities. These Secured Loans are composed of loans to 81 borrowers spanning 25 industries, with 22% of these assets (at amortized cost) concentrated in financial institutions. No other industry concentration constituted more than 10% of these assets.

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

      MORTGAGE LOANS aggregated $302.2 million at March 31, 1998 and consisted of 60 commercial first mortgage loans with an average loan balance of approximately $5.0 million, collateralized by properties located in 20 states. Approximately 23% of this portfolio was multifamily residential, 16% was manufactured housing, 15% was office, 15% was hotel, 12% was industrial and 19% was other types. At March 31, 1998, approximately 12% and 11% of this portfolio was secured by properties located in California and New York, respectively, and no more than 10% of this portfolio was secured by properties located in any other single state. At March 31, 1998, there were four mortgage loans with outstanding balances of $10 million or more, which loans collectively aggregated approximately 18% of this portfolio. At March 31, 1998, approximately 19% of the mortgage loan portfolio consisted of loans with balloon payments due before April 1, 2001. During the second quarters and six months of 1998 and 1997, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

      At March 31, 1998, approximately 18% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to its emphasis on multi-family loans and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

      OTHER INVESTED ASSETS aggregated $39.9 million at March 31, 1998, including $14.0 million of investments in limited partnerships and an aggregate
of  $25.9  million  of  miscellaneous  investments,   including  policy  loans,
                                     18
residuals and leveraged leases. The Company's limited partnership interests, accounted for by using the cost method of accounting, are invested primarily in a combination of debt and equity securities.

      ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 76% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at March 31, 1998.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and investments in limited partnerships that invest primarily in fixed-rate securities and are accounted for by using the cost method. At March 31, 1998, these assets had an aggregate fair value of $2.52 billion with a duration of 3.9. The Company's fixed-rate liabilities include fixed annuities and GICs. At March 31,1998, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $2.39 billion with a duration of 1.1. The Company's potential exposure due to a 10% increase in prevailing interest rates from their March 31, 1998 levels is a loss of $40.7 million in fair value of its fixed-rate assets that is not offset by a decrease in the fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

      Duration is a common option-adjusted measure for the price sensitivity of a fixed-maturity portfolio to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio if interest rates change by 100 basis points, recognizing the changes in cash flows resulting from embedded options such as policy surrenders, investment prepayments and bond calls. It also incorporates the assumption that the Company will continue to utilize its existing strategies of pricing its fixed annuity and GIC products, allocating its available cash flow amongst its various investment portfolio sectors and maintaining sufficient levels of liquidity. Because the calculation of duration involves estimation and incorporates assumptions, potential changes in portfolio value indicated by the portfolio's duration will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.
                                     19

      As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At March 31, 1998, the Company had one outstanding Swap Agreement with a notional principal amount of $21.5 million. This agreement matures in December 2024.

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

      INVESTED ASSETS EVALUATION routinely includes a review by the Company of its portfolio of debt securities. Management identifies monthly those investments that require additional monitoring and carefully reviews the carrying value of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews for bonds, management principally considers the adequacy of any collateral, compliance with contractual covenants, the borrower's recent financial performance, news reports and other externally generated information concerning the creditor's affairs. In the case of publicly traded bonds, management also considers market value quotations, if available. For mortgage loans, management generally considers information concerning the mortgaged property and, among other things, factors impacting the current and expected payment status of the loan and, if available, the current fair value of the underlying collateral.
                                     20
      The carrying values of bonds that are determined to have declines in value that are other than temporary are reduced to net realizable value and no further accruals of interest are made. The valuation allowances on mortgage loans are based on losses expected by management to be realized on transfers of mortgage loans to real estate, on the disposition and settlement of mortgage loans and on mortgage loans that management believes may not be collectible in full. Accrual of interest is suspended when principal and interest payments on mortgage loans are past due more than 90 days.

      DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $2.4 million at March 31, 1998 (at amortized cost, with a fair value of $2.4 million), including $1.5 million of bonds and notes and $0.9 million of mortgage loans. At March 31, 1998, defaulted investments constituted less than 0.1% of total invested assets. At September 30, 1997, defaulted investments totaled $1.4 million, including $0.5 million of bonds and notes and $0.9 million of mortgage loans, and constituted 0.1% of total invested assets.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At March 31, 1998, approximately $1.67 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $49.2 million, while approximately $385.5 million of the Bond Portfolio had an aggregate unrealized loss of $8.8 million. In addition, the Company's investment portfolio currently provides approximately $22.8 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flow from operations and from the sale of the Company's annuity and GIC products have been more than sufficient in amount to satisfy the Company's liquidity needs.

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

      The Company relies significantly on computer systems and applications in its daily operations. Many of these systems and applications are not presently year 2000 compliant. The Company's business, financial condition and results of operations could be materially and adversely affected by the failure of the Company's systems and applications (and those operated by third parties interfacing with the Company's systems and applications) to properly operate or manage dates beyond the year 1999. The Company has a coordinated plan to repair or replace these noncompliant systems and to obtain similar assurances

                                     21
from third parties interfacing with the Company's systems and applications and expects to significantly complete its plan by the end of calendar year 1998. In Fiscal year 1997, the Company recorded a $6.2 million provision for estimated programming costs to make necessary repairs of certain specific noncompliant systems. Management believes that this provision is adequate and does not anticipate any material future expenses associated with the repair phase of this project. Management also expects to make an additional $15.0 million expenditure to replace certain other specific noncompliant systems, which expenditure will be capitalized as software costs and amortized over future periods.


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

      During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies or allowing combinations between insurance companies, banks and other entities. In recent years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include investment reserve requirements, risk-based capital standards, codification of insurance accounting principles, new investment standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws and regulations relating to product design, actuarial standards, certain
separate account products and illustrations for annuity products.   Current
proposals are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

      SunAmerica Asset Management Corp., a subsidiary of the Company, is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. The mutual funds that it markets are subject to regulation under the Investment Company Act of 1940. SunAmerica Asset Management Corp. and the mutual funds are subject to regulation and examination by the SEC. In addition, variable annuities and the related separate accounts of the Company are subject to regulation by the SEC under the Securities Act of 1933 and the Investment Company Act of 1940.
                                     22
      The Company's broker-dealer subsidiary, Royal Alliance Associates, Inc., is subject to regulation and supervision by the states in which it transacts business, as well as by the SEC and the National Association of Securities Dealers ("NASD"). The SEC and the NASD have broad administrative and supervisory powers relative to all aspects of business and may examine the subsidiary's business and accounts at any time.

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
































                                     23
                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                         PART II - OTHER INFORMATION



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

Item 4.  Submissions of Matters to a Vote of Security Holders
         ----------------------------------------------------
  Not applicable.

Item 5.  Other Information
         -----------------
  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

EXHIBITS

Exhibit
 No.        Description
-------     -----------
27          Financial Data Schedule



No Current Report on Form 8-K was filed during the three months ended March 31, 1998.



















                                     24
                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ANCHOR NATIONAL LIFE INSURANCE COMPANY

Date:  May 14, 1998          By:/s/ SCOTT L. ROBINSON
-----------------------      ------------------------
                             Scott L. Robinson
                             Senior Vice President and Director


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature                  Title                          Date
---------                  -----                          ----

/s/   SCOTT L. ROBINSON    Senior Vice President and      May 15, 1998
------------------------    Director (Principal Financial ------------
      Scott L. Robinson     Officer)


/s/   N. SCOTT GILLIS      Senior Vice President and      May 15, 1998
------------------------    Controller (Principal         ------------
      N. Scott Gillis       Accounting Officer)





























                                          25
                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                           LIST OF EXHIBITS FILED



Exhibit
  No.       Description
-------     -----------
27          Financial Data Schedule