Form 10-Q
period 1998-06-30
ANCHOR NATIONAL LIFE INSURANCE CO
filed 1998-08-14
CIK 6342

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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
THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANTS COMMON STOCK ON August 13, 1998 WAS AS FOLLOWS:

Common Stock (par value $1,000 per share)             3,511 shares outstanding






                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                                    INDEX



                                                                    Page
                                                                  Number(s)

Part I - Financial Information

      Item 1 - Financial Statements

        Consolidated Balance Sheet (Unaudited) -
        June 30, 1998 and September 30, 1997                        3 - 4


        Consolidated Income Statement (Unaudited) -
        Three Months and Nine Months Ended June 30, 1998 and 1997       5


        Consolidated Statement of Cash Flows (Unaudited) -
        Nine Months Ended June 30, 1998 and 1997                    6 - 7


        Notes to Consolidated Financial Statements (Unaudited)      8 - 9

      Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations                        10 - 24

      Item 3 - Quantitative and Qualitative Disclosures About
        Market Risk                                                     25

Part II - Other Information                                             26

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                          CONSOLIDATED BALANCE SHEET
                          (In thousands - unaudited)
                                                     June 30,    September 30,
                                                         1998             1997
                                              ---------------  ---------------
ASSETS

Investments:
  Cash and short-term investments             $   186,129,000  $   113,580,000
  Bonds, notes and redeemable
    preferred stocks available for sale,
    at fair value (amortized cost:
    June 1998, $2,111,864,000;
    September 1997, $1,942,485,000)             2,147,159,000    1,986,194,000
  Mortgage loans                                  376,974,000      339,530,000
  Common stocks available for sale,
    at fair value (cost: June 1998,
    $115,000; September 1997, $271,000)               251,000        1,275,000
  Real estate                                      24,000,000       24,000,000
  Other invested assets                            38,503,000      143,722,000
                                              ---------------  ---------------
  Total investments                             2,773,016,000    2,608,301,000

Variable annuity assets held in separate
  accounts                                     11,958,475,000    9,343,200,000
Accrued investment income                          27,249,000       21,759,000
Deferred acquisition costs                        639,078,000      536,155,000
Other assets                                       82,384,000       61,524,000
                                              ---------------  ---------------
TOTAL ASSETS                                  $15,480,202,000  $12,570,939,000
                                              ===============  ===============
















                            See accompanying notes

                                       3

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                    CONSOLIDATED BALANCE SHEET (Continued)
                          (In thousands - unaudited)
                                                     June 30,    September 30,
                                                         1998             1997
                                              ---------------  ---------------
LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts        $ 2,128,688,000  $ 2,098,803,000
  Reserves for guaranteed investment
    contracts                                     302,074,000      295,175,000
  Payable to brokers for purchases of
    securities                                     14,190,000          263,000
  Income taxes currently payable                   62,270,000       32,265,000
  Other liabilities                                95,387,000      122,728,000
                                              ---------------  ---------------
  Total reserves, payables
    and accrued liabilities                     2,602,609,000    2,549,234,000
                                              ---------------  ---------------
Variable annuity liabilities related to
  separate accounts                            11,958,475,000    9,343,200,000
                                              ---------------  ---------------
Subordinated notes payable to Parent               35,950,000       36,240,000
                                              ---------------  ---------------
Deferred income taxes                              62,249,000       67,047,000
                                              ---------------  ---------------
Shareholder's equity:
  Common Stock                                      3,511,000        3,511,000
  Additional paid-in capital                      509,083,000      308,674,000
  Retained earnings                               293,680,000      244,628,000
  Net unrealized gains on debt and
    equity securities available for sale           14,645,000       18,405,000
                                              ---------------  ---------------
  Total shareholder's equity                      820,919,000      575,218,000
                                              ---------------  ---------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY    $15,480,202,000  $12,570,939,000
                                              ===============  ===============









                            See accompanying notes

                                       4

                            ANCHOR NATIONAL LIFE INSURANCE COMPANY
                                 CONSOLIDATED INCOME STATEMENT
               FOR THE THREE MONTHS AND NINE MONTHS ENDED June 30, 1998 AND 1997
                                  (In thousands - unaudited)
                                            Three Months                Nine Months
                                     -------------------------  --------------------------
                                        1998          1997          1998          1997
                                     -----------   -----------  ------------  ------------
Investment income                    $47,869,000   $56,272,000  $162,226,000  $153,703,000
                                     -----------   -----------  ------------  ------------
Interest expense on:
  Fixed annuity contracts            (28,214,000)  (28,732,000)  (82,894,000)  (81,078,000)
  Guaranteed investment contracts     (4,544,000)   (6,196,000)  (13,586,000)  (18,182,000)
  Senior indebtedness                   (237,000)   (1,016,000)     (582,000)   (1,754,000)
  Subordinated notes payable
    to Parent                           (752,000)     (809,000)   (2,325,000)   (2,333,000)
                                     -----------   -----------  ------------  ------------
Total interest expense               (33,747,000)  (36,753,000)  (99,387,000) (103,347,000)
                                     -----------   -----------  ------------  ------------
NET INVESTMENT INCOME                 14,122,000    19,519,000    62,839,000    50,356,000
                                     -----------   -----------  ------------  ------------
NET REALIZED INVESTMENT GAINS
  (LOSSES)                             2,674,000    (2,400,000)   25,906,000   (22,690,000)
                                     -----------   -----------  ------------  ------------
Fee income:
  Variable annuity fees               53,850,000    35,229,000   145,512,000    98,168,000
  Net retained commissions            13,066,000    10,344,000    35,765,000    27,917,000
  Surrender charges                    2,150,000     1,339,000     5,305,000     3,794,000
  Asset management fees                7,707,000     6,202,000    21,753,000    18,925,000
  Other fees                           1,103,000       904,000     2,732,0000     2,649,000
                                     -----------   -----------  ------------  ------------
TOTAL FEE INCOME                      77,876,000    54,018,000   211,067,000   151,453,000
                                     -----------   -----------  ------------  ------------
GENERAL AND ADMINISTRATIVE
  EXPENSES                           (24,103,000)  (24,483,000)  (71,573,000)  (71,679,000)
                                     -----------   -----------  ------------  ------------
AMORTIZATION OF DEFERRED
  ACQUISITION COSTS                  (24,896,000)  (21,495,000)  (60,475,000)  (48,753,000)
                                     -----------   -----------  ------------  ------------
ANNUAL COMMISSIONS                    (5,027,000)   (2,508,000)  (12,701,000)   (5,942,000)
                                     -----------   -----------  ------------  ------------
PRETAX INCOME                         40,646,000    22,651,000   155,063,000    52,745,000

Income tax expense                   (15,053,000)   (7,531,000)  (54,811,000)  (18,034,000)
                                     -----------   -----------  ------------  ------------
NET INCOME                           $25,593,000   $15,120,000  $100,252,000  $ 34,711,000
                                     ===========   ===========  ============  ============

                                    See accompanying notes
                                               5

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In thousands - unaudited)
                                                  Nine Months Ended June 30,
                                           ---------------------------------
                                                     1998               1997
                                           --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $  100,252,000     $   34,711,000
  Adjustments to reconcile net income to
    cash provided by operating activities:
      Interest credited to:
        Fixed annuity contracts                82,894,000         81,078,000
        Guaranteed investment contracts        13,586,000         18,182,000
      Net realized investment losses (gains)  (25,906,000)        22,690,000
      Amortization (accretion) of net
        premiums/discounts on investments       1,136,000         (9,025,000)
      Amortization of goodwill                    907,000            876,000
      Provision for deferred income taxes      (2,775,000)       (20,960,000)
  Change in:
    Accrued investment income                  (5,490,000)        (4,068,000)
    Deferred acquisition costs                (99,423,000)       (82,110,000)
    Other assets                              (21,767,000)       (10,064,000)
    Income taxes currently payable             30,005,000          7,865,000
    Other liabilities                          (8,834,000)         9,403,000
  Other, net                                      110,000            273,000
                                           --------------     --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES      64,695,000         48,851,000
                                           --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable preferred
      stocks                               (1,569,915,000)    (2,220,070,000)
    Mortgage loans                            (92,114,000)      (187,265,000)
    Other investments, excluding short-term
      investments                                     ---        (71,684,000)
  Sales of:
    Bonds, notes and redeemable preferred
      stocks                                1,016,824,000      1,960,229,000
    Other investments, excluding short-term
      investments                              42,141,000          1,233,000
  Redemptions and maturities of:
    Bonds, notes and redeemable preferred
      stocks                                  415,148,000        308,659,000
    Mortgage loans                             55,590,000         15,371,000
    Other investments, excluding short-term
      investments                              69,575,000         16,838,000
                                           --------------     --------------
NET CASH USED BY INVESTING ACTIVITIES         (62,751,000)      (176,689,000)
                                           --------------     --------------

                            See accompanying notes
                                       6

                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                          (In thousands - unaudited)
                                                  Nine Months Ended June 30,
                                                        ----------------------------------
                                                     1998               1997
                                           --------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Premium receipts on:
    Fixed annuity contracts                $1,047,024,000       $877,884,000
    Guaranteed investment contracts             5,619,000         55,000,000
  Net exchanges from the fixed
    accounts of variable annuity contracts   (917,393,000)      (402,933,000)
  Withdrawal payments on:
    Fixed annuity contracts                  (152,058,000)      (188,979,000)
    Guaranteed investment contracts           (12,305,000)       (67,111,000)
  Claims and annuity payments on fixed
    annuity contracts                         (30,694,000)       (25,837,000)
  Net receipts from (repayments of)
    other short-term financings               (18,797,000)        24,970,000
  Capital contributions received              200,409,000         28,411,000
  Dividends paid                              (51,200,000)       (25,500,000)
                                             ------------       ------------

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                   70,605,000        275,905,000
                                             ------------       ------------
NET INCREASE IN CASH AND SHORT-TERM
  INVESTMENTS                                  72,549,000        148,067,000

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                         113,580,000        122,058,000
                                             ------------       ------------
CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                            $  186,129,000       $270,125,000
                                           ==============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness            $    1,921,000       $  3,454,000
                                           ==============       ============
  Net income taxes paid                    $   27,586,000       $ 31,133,000
                                           ==============       ============









                            See accompanying notes

                                       7

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands - unaudited)

1.    Basis of Presentation
      ---------------------

      Anchor National Life Insurance Company (the "Company") is an indirect wholly owned subsidiary of SunAmerica Inc. (the "Parent"). In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1998 and September 30, 1997, the results of its consolidated operations for the three months and nine months ended June 30, 1998 and 1997 and its consolidated cash flows for the nine months ended June 30, 1998 and 1997. The results of operations for the three months and nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1997, contained in the Company's Annual Report on Form 10-K.

2.    Surplus Note
      ------------

      On May 27, 1998, SunAmerica agreed to contribute $200,000,000 of capital to the Company's parent, which in turn agreed to contribute such amount to the Company. Each contribution is subject to the provisions of a surplus note in favor of the contributing company. A significant provision of each surplus note is that each contributing company may withdraw its respective surplus contribution (up to an amount equal to the economic effect of the coinsurance transaction described in Note 3 below), upon closure of that coinsurance transaction. Such capital is expected to be withdrawn in August 1998.

3.    Subsequent Events
      -----------------

      On August 11, 1998, the Company entered into a modified coinsurance transaction, approved by the Arizona Department of Insurance, which involves the ceding of approximately $5,000,000,000 of variable annuities to ANLIC Insurance Company (Cayman), a Cayman Islands stock life insurance company. As a part of this transaction, the Company received cash amounting to approximately $188,700,000, and recorded a corresponding reduction of deferred acquisition costs related to the coinsured annuities.

      On July 15, 1998, the Company entered into a definitive agreement to acquire the individual life business and the individual and group annuity business of MBL Life Assurance Corporation ("MBL Life") via a 100% coinsurance transaction for approximately $130,000,000 in cash. The transaction will include approximately $2,000,000,000 of universal life reserves and $3,000,000,000 of fixed annuity reserves. The Company plans to reinsure a large portion of the mortality risk associated with the
      acquired  block  of  universal  life  business.   Completion of this
      acquisition  is  expected by the end of calendar year 1998 and is subject

                                      8
                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands - unaudited)

3.    Subsequent Events (Continued)
      ----------------------------

      to customary conditions and required approvals. Included in this block of business is approximately $250,000,000 of individual life business and $500,000,000 of group annuity business whose contractowners are residents of New York State ("the New York Business"). Approximately six months subsequent to completion of the transaction, the New York Business will be acquired by the Company's New York affiliate, First SunAmerica Life Insurance Company, and the remainder of the business will be acquired by the Company via assumption reinsurance agreements between MBL Life and the respective companies, which will supersede the coinsurance agreement. The $130,000,000 purchase price will be allocated between the Company and its affiliate based on their respective assumed reserves.








































                                      9

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations of Anchor National Life Insurance Company (the "Company") for the three months and nine months ended June 30, 1998 and June 30, 1997 follows.
In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

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

RESULTS OF OPERATIONS

      NET INCOME totaled $25.6 million in the third quarter of 1998, compared with $15.1 million in the third quarter of 1997. For the nine months, net income amounted to $100.3 million in 1998, compared with $34.7 million in 1997.

      PRETAX INCOME totaled $40.6 million in the third quarter of 1998 and $22.7 million in the third quarter of 1997. For the nine months, pretax income totaled $155.1 million in 1998, compared with $52.7 million in 1997. The significant improvements in the current periods over the prior periods primarily resulted from increased fee income and net realized investment gains.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, decreased to $14.1 million in the third quarter of 1998 from $19.5 million in the third quarter of 1997. These amounts equal 2.18% of average invested assets (computed on a daily basis) of $2.59 billion in the third quarter of 1998 and 2.82% of average invested assets of $2.77

                                     10
billion in the third quarter of 1997. For the nine months, net investment income increased to $62.8 million in 1998 from $50.4 million in 1997, equalling 3.29% of average invested assets of $2.55 billion in 1998 and 2.52% of average invested assets of $2.66 billion in 1997.

      Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $139.5 million in the third quarter of 1998, $95.8 million in the third quarter of 1997, $109.1 million in the nine months of 1998 and $131.2 million in the nine months of 1997. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 1.88% in the third quarter of 1998, 2.63% in the third quarter of 1997, 3.06% in the nine months of 1998 and 2.25% in the nine months of 1997.

      Investment income (and the related yields on average invested assets) totaled $47.9 million (7.38%) in the third quarter of 1998, $56.3 million (8.12%) in the third quarter of 1997, $162.2 million (8.49%) in the nine months of 1998, and $153.7 million (7.70%) in the nine months of 1997. The declines in investment income and the related yield in the third quarter of 1998 reflect losses from the Company's investments in limited partnerships. Investment income and the related yield in the nine months of 1998 primarily reflect the higher returns realized in the first quarter of 1998 on the Company's investments in limited partnerships.

      Partnership losses totaled $0.7 million (a yield of -21.17% on related average assets of $14.0 million) in the third quarter of 1998, compared with partnership income of $2.8 million (a yield of 26.42% on related average assets of $42.8 million) in the third quarter of 1997. For the nine months, partnership income amounted to $21.4 million (a yield of 197.19% on related average assets of $14.5 million) in 1998, compared with $5.0 million (a yield of 15.32% on related average assets of $43.4 million) in 1997. Partnership income is based primarily upon cash distributions received from limited partnerships, the operations of which the Company does not influence. Consequently, such income is not predictable and there can be no assurance that the Company will realize comparable levels of such income in the future.

      Total interest expense equalled $33.7 million in the third quarter of 1998 and $36.8 million in the third quarter of 1997. For the nine months, interest expense aggregated $99.4 million in 1998, compared with $103.3 million in 1997. The average rate paid on all interest-bearing liabilities was 5.50% in the third quarter of 1998 and 5.49% in the third quarter of 1997. For the nine months, the average rate paid on all interest-bearing liabilities was 5.43% for 1998 and 5.45% for 1997. Interest-bearing liabilities averaged $2.45 billion during the third quarter of 1998, $2.68 billion during the third quarter of 1997, $2.44 billion during the nine months of 1998 and $2.53 billion during the nine months of 1997.

      The modest decline in average invested assets in the 1998 periods, which results from the net effect of increased sales of the Company's fixed rate products and net exchanges from fixed accounts into the separate accounts of variable annuity contracts, reflects a similar modest decline in average interest-bearing liabilities. Fixed annuity premiums (comprised primarily of premiums for the fixed accounts of variable annuities) totaled $417.1 million in the third quarter of 1998, $188.9 million in the third quarter of 1997, $1.05 billion in the nine months of 1998 and $877.9 million in the nine months of 1997. On an annualized basis, these amounts represent 79%, 35%, 67% and 65%

                                     11
of fixed annuity reserves at the beginning of the respective periods. A substantial proportion of the fixed premiums received on Polaris annuity contracts were allocated to the one-year fixed fund under an option to dollar cost average into the variable funds. Accordingly, a large portion of these premiums have transferred into the separate accounts, resulting in the modest decline in average interest-bearing liabilities.

      There were no guaranteed investment contract ("GIC") premiums received during the third quarters of 1998 and 1997. For the nine months, GIC premiums totaled $5.6 million in 1998 and $55.0 million in 1997. On an annualized basis, for the nine months of 1998 and 1997, these amounts represent 3% and 18% of GIC reserves at the beginning of the respective periods. The Company does not actively market GICs; consequently, premiums may vary substantially from period to period. The GICs issued by the Company generally guarantee the payment of principal and interest at fixed or variable rates for a term of three to five years. Contracts that are purchased by banks for their long-term portfolios or by state and local governmental entities either prohibit withdrawals or permit scheduled book value withdrawals subject to the terms of the underlying indenture or agreement. GICs purchased by asset management firms for their short-term portfolios either prohibit withdrawals or permit withdrawals with notice ranging from 90 to 270 days. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity.

      NET REALIZED INVESTMENT GAINS totaled $2.7 million in the third quarter of 1998, compared with net realized investment losses of $2.4 million in the third quarter of 1997 and include impairment writedowns of $0.7 million and $3.9 million, respectively. Thus, net gains from sales and redemptions of investments totaled $3.4 million in the third quarter of 1998 and $1.5 million in the third quarter of 1997. For the nine months, net realized investment gains totaled $25.9 million in 1998, compared with $22.7 million of net losses realized in 1997, and include impairment writedowns of $2.2 million and $20.0 million, respectively. Thus, for the nine months, net gains from sales and redemptions of investments totaled $28.1 million in 1998, compared with net losses of $2.7 million in 1997.

      The Company sold or redeemed invested assets, principally bonds and notes, aggregating $498.4 million in the third quarter of 1998, $609.8 million in the third quarter of 1997, $1.58 billion in the nine months of 1998 and $2.19 billion in the nine months of 1997, respectively. Sales of investments result from the active management of the Company's investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.52%, 0.21%, 1.47% and 0.14% of average invested assets on an annualized basis for the third quarter of 1998, the third quarter of 1997, the nine months of 1998 and the nine months of 1997, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit and interest-rate risk.

      Impairment writedowns in the nine months of 1997 reflect $15.7 million of provisions applied to non-income producing land owned in Arizona. The

                                     12
statutory carrying value of this land had been guaranteed by the Company's ultimate Parent, SunAmerica Inc. ("SunAmerica"). SunAmerica made a capital contribution of $28.4 million on December 31, 1996 to the Company through the Company's direct parent in exchange for the termination of its guaranty with respect to this land. Accordingly, the Company reduced the carrying value of this land to estimated fair value to reflect the termination of the guaranty. Impairment writedowns, on an annualized basis, represent 0.11%, 0.56%, 0.11% and 1.00% of average invested assets for the third quarter of 1998, the third quarter of 1997, the nine months of 1998 and the nine months of 1997, respectively. For the 19 fiscal quarters beginning October 1, 1993, impairment writedowns as a percentage of average invested assets have ranged up to 3.64% and have averaged 0.80%. Such writedowns are based upon estimates of the net realizable value of the applicable assets. Actual realization will be dependent upon future events.

      VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $53.9 million in the third quarter of 1998 and $35.2 million in the third quarter of 1997. For the nine months, variable annuity fees totaled $145.5 million in 1998, compared with $98.2 million in 1997. These increased fees reflect growth in average variable annuity assets, due to increased market values, the receipt of variable annuity premiums and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by surrenders. On an annualized basis, variable annuity fees represent 2% of average variable annuity assets for each of the third quarters of 1998 and 1997 and the nine months of 1998 and 1997. Variable annuity assets averaged $11.51 billion during the third quarter of 1998 and $7.62 billion during the third quarter of 1997. For the nine months, variable annuity assets averaged $10.38 billion in 1998, compared with $7.11 billion in 1997.

      Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, have aggregated $1.76 billion since June 30, 1997. Variable annuity premiums increased to $517.3 million in the third quarter of 1998 from $328.6 million in the third quarter of 1997. For the nine months, variable annuity premiums increased to $1.35 billion in 1998, compared with $859.6 million in 1997. On an annualized basis, these amounts represent 19%, 19%, 19% and 18% of variable annuity reserves at the beginning of the respective periods.

      Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $934.3 million, $517.5 million, $2.40 billion and $1.74 billion in the third quarters of 1998 and 1997 and the nine months of 1998 and 1997, respectively, and primarily reflect sales of the Company's flagship variable annuity, Polaris. Polaris is a multi-manager variable annuity that offers investors a choice of 26 variable funds and 7 guaranteed fixed-rate funds. Increases in Variable Annuity Product Sales in the 1998 periods over those in the 1997 periods are due, in part, to market share gains through enhanced distribution efforts and growing consumer demand for flexible retirement savings products that offer a variety of equity, fixed income and guaranteed fixed account investment choices.

      The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed which could affect the taxation of variable annuities and annuities generally (See "Regulation").
                                     13
      NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiary, after deducting the substantial portion of such commissions that
is  passed   on  to  registered  representatives.    Net  retained  commissions
totaled $13.1 million in the third quarter of 1998 and $10.3 million in the third quarter of 1997. For the nine months, net retained commissions totaled $35.8 million in 1998 and $27.9 million in 1997. Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $3.05 billion in the third quarter of 1998 and $2.98 billion in the third quarter of 1997. For the nine months, such sales totaled $11.19 billion in 1998 and $7.69 billion in 1997. The increases in sales and net retained commissions in the 1998 periods over those in the 1997 periods reflect a greater number of registered representatives, higher average production per representative and generally favorable market conditions. Increases in net retained commissions may not be proportionate to increases in sales primarily due to differences in sales mix.

      SURRENDER CHARGES on fixed and variable annuities totaled $2.2 million in the third quarter of 1998 and $1.3 million in the third quarter of 1997. For the nine months, surrender charges on fixed and variable annuities totaled $5.3 million in 1998, compared with $3.8 million in 1997. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of an annuity contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $309.4 million in the third quarter of 1998, compared with $262.3 million in the third quarter of 1997. These payments, annualized, represent 9.2% and 10.9%, respectively, of average fixed and variable annuity reserves. For the nine months, withdrawal payments totaled $878.4 million in 1998 and $778.2 million in 1997 and, annualized, represent 9.5% and 11.5%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity withdrawals from the separate accounts totaling $258.8 million (9.0% of average variable annuity reserves), $197.9 million (10.4% of average variable annuity reserves), $726.4 million (9.4% of average variable annuity reserves) and $589.3 million (11.1% of average variable annuity reserves) in the third quarters of 1998 and 1997 and the nine months of 1998 and 1997, respectively. Management anticipates that withdrawal rates will remain relatively stable for the foreseeable future.

      ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds by SunAmerica Asset Management Corp. Such fees totaled $7.7 million on average assets managed of $3.01 billion in the third quarter of 1998 and $6.2 million on average assets managed of $2.31 billion in the third quarter of 1997. For the nine months, asset management fees totaled $21.8 million on average assets managed of $2.83 billion in 1998, compared with $18.9 million on average assets managed of $2.27 billion in 1997. Asset management fees are not proportionate to average assets managed, principally due to changes in product mix. Sales of mutual funds, excluding sales of money market accounts, have aggregated $759.4 million since June 30, 1997. Mutual fund sales totaled $241.5 million in the third quarter of 1998, up 111% from $114.4 million in the third quarter of 1997. For the nine months, such sales totaled $601.3 million in 1998, more than double the $296.7 million in 1997. The significant increases in sales during the 1998 periods principally resulted from the sales of the Company's "Style Select Series" product, and the introduction in June 1998 of the "Dogs" of Wall Street fund and the Style Select Focus Fund. The "Style Select Series" is a group of mutual funds which are each managed by three industry recognized fund managers. The "Dogs" of Wall Street fund contains 30 large capitalization value stocks which are selected by strict

                                     14
criteria. The Style Select Focus Fund also limits itself to 30 large capitalization stocks primarily but holds only growth stocks. Sales of these products totaled $181.1 million, $76.1 million, $425.8 million and $161.1 million for the third quarters of 1998 and 1997 and the nine months of 1998 and 1997, respectively, reflecting the addition of five new Style Select funds, which more than doubled the number of Style Select funds to nine, and generally favorable market conditions. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $112.5 million in the third quarter of 1998 and $102.1 million in the third quarter of 1997. For the nine months, such redemptions amounted to $313.3 million in 1998 and $316.3 million in 1997.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $24.1 million in the third quarter of 1998 and $24.5 million in the third quarter of 1997. For the nine months, general and administrative expenses totaled $71.6 million in 1998 and $71.7 million in 1997. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $24.9 million in the third quarter of 1998, compared with $21.5 million in the third quarter of 1997. For the nine months, such amortization totaled $60.5 million in 1998, compared with $48.8 million in 1997. The increase in amortization was primarily due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other direct selling costs.

      ANNUAL COMMISSIONS represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's variable annuity contracts. Substantially all of the Company's currently available variable annuity products allow for an annual commission payment option in
return  for a lower immediate  commission.   Annual commissions totaled $5.0
million in the third quarter of 1998, $2.5 million in the third quarter of 1997, $12.7 million in the nine months of 1998 and $5.9 million in the nine months of 1997. The increase in annual commissions reflects increased sales of annuities that offer this commission option. The Company estimates that approximately 50% of the average balances of its variable annuity products is currently subject to such annual commissions. Based on current sales, this percentage is expected to increase in future periods.

      INCOME TAX EXPENSE totaled $15.1 million in the third quarter of 1998, compared with $7.5 million in the third quarter of 1997, and $54.8 million in the nine months of 1998, compared with $18.0 million in the nine months of 1997, representing effective tax rates of 37%, 33%, 35% and 34%, respectively.


FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDER'S EQUITY increased 42.7% to $820.9 million at June 30, 1998 from $575.2 million at September 30, 1997, primarily due to the $200.4 million capital contribution received by the Company in June 1998 and the $100.3 million of net income recorded in the six months of 1998, partially offset by the $51.2 million dividend paid in June 1998. It is anticipated that a substantial portion of the $200.4 million capital contribution will be withdrawn during the fourth quarter of fiscal year 1998.

      INVESTED ASSETS at June 30, 1998 totaled $2.77 billion, compared with $2.61 billion at September 30, 1997. The Company manages most of its invested
                                     15
assets internally.   The Company's general investment philosophy is to hold
fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

      THE BOND PORTFOLIO, which constitutes 77% of the Company's total investment portfolio (at amortized cost), had an aggregate fair value that exceeded its amortized cost by $35.3 million at June 30, 1998, compared with an excess of $43.7 million at September 30, 1997. The net unrealized gains on the Bond Portfolio since September 30, 1997 principally reflect the lower prevailing interest rates at June 30, 1998 and the corresponding effect on the fair value of the Bond Portfolio.

      At June 30, 1998, the Bond Portfolio (at amortized cost, excluding $6.1 million of redeemable preferred stocks) included $2.01 billion of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC") and $100.1 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At June 30, 1998, approximately
$1.90 billion of the Bond Portfolio was investment grade, including $792.1 million of U.S. government/agency securities and mortgage-backed securities ("MBSs").

      At June 30, 1998, the Bond Portfolio included $202.0 million (at amortized cost with a fair value of $202.0 million) of bonds that were not investment grade. Based on their June 30, 1998 amortized cost, these non-investment-grade bonds accounted for 1.3% of the Company's total assets and 7.4% of its invested assets.

      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material concentrations of non-investment-grade securities at June 30, 1998.

      The table on the following page summarizes the Company's rated bonds by rating classification as of June 30, 1998 (dollars in thousands):














                                     16

                                          RATED BONDS BY RATING CLASSIFICATION
                                                 (dollars in thousands)
                                                   Issues not rated by S&P/Moody's/
         Issues Rated by S&P/Moody's/DCR/Fitch          DCR/Fitch, by NAIC Category                               Total
----------------------------------------------  ----------------------------------- -----------------------------------
 S&P/(Moody's)/                      Estimated      NAIC                  Estimated             Percent of    Estimated
  [DCR]/{Fitch}         Amortized         fair  category    Amortized          fair   Amortized   invested         fair
   category (1)              cost        value        (2)        cost         value        cost   assets(3)       value
---------------       -----------  -----------  --------  -----------  ------------ -----------  ---------  -----------
AAA+ to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}         $ 1,102,727  $ 1,120,327       1    $   196,687  $   205,329  $ 1,299,414     47.47%  $ 1,325,656
BBB+ to BBB-
  (Baal to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}          460,073      466,960       2        144,245      146,271      604,318     22.07       613,231
BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}             46,189       44,859       3          8,189        8,640       54,378      1.99        53,499
B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}              119,987      120,062       4         25,531       26,260      145,518      5.32       146,322
CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}                510          502       5          1,500        1,551        2,010      0.07         2,053
C1 to D
  [DD]
  {D}                         ---          ---       6            101          101          101      0.00           101
                      -----------  -----------            -----------  -----------  -----------             -----------
TOTAL RATED ISSUES    $ 1,729,486  $ 1,752,710            $   376,253  $   388,152  $ 2,105,739             $ 2,140,862
                      ===========  ===========            ===========  ===========  ===========             ===========

Footnotes appear on the following page.





                                                           17

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

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $100.1 million (at amortized cost) of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

(3)   At amortized cost.





























                                     18

      Senior secured loans ("Secured Loans") are included in the Bond Portfolio and their amortized cost aggregated $178.3 million at June 30, 1998. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At June 30, 1998, Secured Loans consisted of $83.7 million of publicly traded securities and $94.6 million of privately traded securities. These Secured Loans are composed of loans to 63 borrowers spanning 20 industries, with 36% of these assets (at amortized cost) concentrated in financial institutions. No other industry concentration constituted more than 10% of these assets.

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

      MORTGAGE LOANS aggregated $377.0 million at June 30, 1998 and consisted of 134 commercial first mortgage loans with an average loan balance of approximately $2.8 million, collateralized by properties located in 28 states. Approximately 20% of this portfolio was office, 19% was multifamily residential, 15% was hotel, 13% was manufactured housing, 10% was industrial and 23% was other types. At June 30, 1998, approximately 17% and 16% of this portfolio were secured by properties located in California and New York, respectively, and no more than 8% of this portfolio was secured by properties located in any other single state. At June 30, 1998, there were three mortgage loans with outstanding balances of $10 million or more, which loans collectively aggregated approximately 11% of this portfolio. At June 30, 1998, approximately 28% of the mortgage loan portfolio consisted of loans with balloon payments due before July 1, 2001. During the third quarters and nine months of 1998 and 1997, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

      At June 30, 1998, approximately 11% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to its emphasis on multifamily loans and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

      OTHER INVESTED ASSETS aggregated $38.5 million at June 30, 1998, including $12.3 million of investments in limited partnerships and an aggregate
of  $26.2  million  of  miscellaneous  investments,   including  policy  loans,
                                     19
residuals and leveraged leases. The Company's limited partnership interests, accounted for by using the cost method of accounting, are invested primarily in a combination of debt and equity securities.

      ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 77% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at June 30, 1998.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and investments in limited partnerships that invest primarily in fixed-rate securities and are accounted for by using the cost method. At June 30, 1998, these assets had an aggregate fair value of $2.66 billion with a duration of 3.9. The Company's fixed-rate liabilities include fixed annuities, subordinated notes and GICs.
At June 30,1998, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $2.41 billion with a duration of 1.1. The Company's potential exposure due to a 10% increase in prevailing interest rates from their June 30, 1998 levels is a loss of $41.8 million in fair value of its fixed-rate assets that is not offset by a decrease in the fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

      Duration is a common option-adjusted measure for the price sensitivity of a fixed-maturity portfolio to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio if interest rates change by 100 basis points, recognizing the changes in cash flows resulting from embedded options such as policy surrenders, investment prepayments and bond calls. It also incorporates the assumption that the Company will continue to utilize its existing strategies of pricing its fixed annuity and GIC products, allocating its available cash flow amongst its various investment portfolio sectors and maintaining sufficient levels of liquidity. Because the calculation of duration involves estimation and incorporates assumptions, potential changes in portfolio value indicated by the portfolio's duration will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.
                                     20

      As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At June 30, 1998, the Company had one outstanding Swap Agreement with a notional principal amount of $21.5 million. This agreement matures in December 2024.

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

      There are risks associated with some of the techniques the Company uses to provide liquidity, enhance its spread income and match its assets and liabilities. The primary risk associated with the Company's Reverse Repos and Swap Agreements is counterparty risk. The Company believes, however, that the counterparties to its Reverse Repos and Swap Agreements are financially responsible and that the counterparty risk associated with those transactions is minimal. It is the Company's policy that these agreements are entered into with counterparties who have a debt rating of A/A2 or better from both S&P and Moody's. The Company continually monitors its credit exposure with respect to these agreements. In addition to counterparty risk, Swap Agreements also have interest rate risk. However, the Company's Swap Agreements typically hedge variable-rate assets or liabilities, and interest rate fluctuations that adversely affect the net cash received or paid under the terms of a Swap Agreement would be offset by increased interest income earned on the variable-rate assets or reduced interest expense paid on the variable-rate liabilities. The primary risk associated with MBSs is that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase. As part of its decision to purchase an MBS, the Company assesses the risk of prepayment by analyzing the security's projected performance over an array of interest-rate scenarios. Once an MBS is purchased, the Company monitors its actual prepayment experience monthly to reassess the relative attractiveness of the security with the intent to maximize total return.

      INVESTED ASSETS EVALUATION is routinely conducted by the Company. Management identifies monthly those investments that require additional monitoring and carefully reviews the carrying values of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews for bonds, management principally considers the adequacy of any collateral, compliance with contractual covenants, the borrower's recent financial performance, news reports and other externally generated information concerning the creditor's affairs. In the case of publicly traded bonds, management also considers market value quotations, if available. For mortgage loans, management generally considers information

                                     21
concerning the mortgaged property and, among other things, factors impacting the current and expected payment status of the loan and, if available, the current fair value of the underlying collateral. For investments in partnerships, management reviews the financial statements and other information provided by the general partners.

      The carrying values of investments that are determined to have declines in value that are other than temporary are reduced to net realizable value and, in the case of bonds, no further accruals of interest are made. The provisions for impairment on mortgage loans are based on losses expected by management to be realized on transfers of mortgage loans to real estate, on the disposition and settlement of mortgage loans and on mortgage loans that management believes may not be collectible in full. Accrual of interest is suspended when principal and interest payments on mortgage loans are past due more than 90 days.

      DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $2.4 million at June 30, 1998 (at amortized cost, with a fair value of $2.4 million), including $1.5 million of bonds and notes and $0.9 million of mortgage loans. At June 30, 1998, defaulted investments constituted 0.1% of total invested assets. At
September 30, 1997, defaulted investments totaled $1.4 million, including $0.5 million of bonds and notes and $0.9 million of mortgage loans, and constituted 0.1% of total invested assets.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At June 30, 1998, approximately $1.67 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $44.6 million, while approximately $446.0 million of the Bond Portfolio had an aggregate unrealized loss of $9.3 million. In addition, the Company's investment portfolio currently provides approximately $24.1 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company's annuity and GIC products have been more than sufficient in amount to satisfy the Company's liquidity needs.

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

      The Company relies significantly on computer systems and applications in its daily operations. Many of these systems and applications are not presently
                                     22
year 2000 compliant. The Company's business, financial condition and results of operations could be materially and adversely affected by the failure of the Company's systems and applications (and those operated by third parties interfacing with the Company's systems and applications) to properly operate or manage dates beyond the year 1999. The Company has a coordinated plan to repair or replace these noncompliant systems and to obtain similar assurances from third parties interfacing with the Company's systems and applications. In Fiscal year 1997, the Company recorded a $6.2 million provision for estimated programming costs to make necessary repairs of certain specific noncompliant systems. Management also expects to make expenditures totaling $5.0 million to replace certain other specific noncompliant systems, which expenditures will be capitalized as software costs and amortized over future periods. Both phases of the project are currently proceeding in accordance with the plan and management expects them to be substantially completed by the end of 1998. Testing of both the repaired and replacement systems will be conducted during calendar 1999.


REGULATION

      The Company is subject to regulation and supervision by the insurance regulatory agencies of the states in which it is authorized to transact business. State insurance laws establish supervisory agencies with broad administrative and supervisory powers. Principal among these powers are granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating certain premium rates, regulating insurance holding company systems, establishing reserve and valuation requirements, prescribing the form and content of required financial statements and reports, performing financial, market conduct and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, defining acceptable accounting principles, regulating the type, valuation and amount of investments permitted, and limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval.

      During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the National Association of Insurance Commissioners ("NAIC"). Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies.
Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies or allowing combinations between insurance companies, banks and other entities. In recent years, the NAIC has developed several model laws and regulations designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include investment reserve requirements, risk-based capital ("RBC") standards, codification of insurance accounting principles, new investment standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws or regulations relating to product design,
product reserving standards and illustrations of annuity products.   Current
proposals are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

      The RBC standards consist of formulas which establish capital requirements relating to insurance, business, assets and interest rate risks,

                                     23
and which help to identify companies which are under-capitalized and require specific regulatory actions in the event an insurer's RBC falls below specified levels. The Company has more than enough statutory capital to meet the NAIC's RBC requirements as of the most recent calendar year-end. Arizona, the Company's domicile state, has adopted these RBC standards, and the Company is in compliance with such laws. Further, for statutory reporting purposes, the annuity reserves of the Company are calculated in accordance with statutory requirements and are adequate under current cash-flow testing models.

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

      From time to time, Federal initiatives are proposed that could affect the Company's businesses. Such initiatives include employee benefit plan regulations and tax law changes affecting the taxation of insurance companies and the tax treatment of insurance and other investment products. Proposals made in recent years to limit the tax deferral of annuities or otherwise modify the tax rules related to the treatment of annuities have not been enacted. While certain of such proposals, if implemented, could have an adverse effect on the Company's sales of affected products, and consequently on its results of operations, the Company believes such proposals have a small likelihood of being enacted, because they would discourage retirement savings and there is strong public and industry opposition to them.






















                                     24

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK

      The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 20 and 21 herein.

















































                                     25

                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

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

Item 3.  Defaults Upon Senior Securities
         -------------------------------
  Not applicable.

Item 4.  Submissions of Matters to a Vote of Security Holders
         ----------------------------------------------------
  Not applicable.

Item 5.  Other Information
         -----------------
  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

EXHIBITS

Exhibit
 No.        Description
-------     -----------
10(a)       Subordinated Loan Agreement for Equity Capital, dated as of April
            29, 1998, between the Company's subsidiary, SunAmerica Capital
            Services, Inc. ("SACS"), and SunAmerica Inc. ("SAI"), defining
            SAI's rights with respect to the 8.5% notes due June 27, 2001.

10(b) Subordinated Loan Agreement for Equity Capital, dated as of June 3, 1998, between the Company's subsidiary, SACS, and SAI defining SAI's rights with respect to the 8.5% notes due July 30, 2001.

27          Financial Data Schedule



REPORTS ON FORM 8-K

No current report on Form 8-K was filed during the three months ended June 30, 1998. However, on July 15, 1998, the Company filed a current report on Form 8-K concerning its proposed acquisition of MBL Life Assurance Corporation.








                                     26
                                 SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:


                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                   --------------------------------------


Signature                  Title                          Date
---------                  -----                          ----

/s/   SCOTT L. ROBINSON    Senior Vice President and      August 13, 1998
------------------------    Director (Principal Financial ---------------
      Scott L. Robinson     Officer)


/s/   N. SCOTT GILLIS      Senior Vice President and      August 13, 1998
------------------------    Controller (Principal         ---------------
      N. Scott Gillis       Accounting Officer)


































                                     27
                   ANCHOR NATIONAL LIFE INSURANCE COMPANY

                           LIST OF EXHIBITS FILED



Exhibit
  No.       Description
-------     -----------

10(a) Subordinated Loan Agreement for Equity Capital, dated as of April 29, 1998, between the Company's subsidiary, SunAmerica Capital Services, Inc. ("SACS"), and SunAmerica Inc. ("SAI"), defining SAI's rights with respect to the 8.5% notes due June 27, 2001.

10(b) Subordinated Loan Agreement for Equity Capital, dated as of June 3, 1998, between the Company's subsidiary, SACS, and SAI defining SAI's rights with respect to the 8.5% notes due July 30, 2001.

27          Financial Data Schedule