Form 10-K405
period 1998-09-30
ANCHOR NATIONAL LIFE INSURANCE CO
filed 1998-12-23
CIK 6342

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                  For the fiscal year ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from __________ to __________


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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS Yes [X] No [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO
THIS FORM 10-K.   [X]

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANTS COMMON STOCK ON DECEMBER 22, 1998 WAS AS FOLLOWS:

Common Stock (par value $1,000 per share)              3,511 shares

                                     PART I

ITEM 1.  BUSINESS

GENERAL DESCRIPTION

        Anchor National Life Insurance Company (the "Company") is an indirect wholly owned subsidiary of SunAmerica Inc. (the "Parent"), a financial services company specializing in retirement savings and investment products and services. The Company ranks among the largest U.S. issuers of variable annuities. Complementing these annuity operations are the Company's guaranteed investment contract ("GIC") operations, its asset management operations and its wholly owned and affiliated broker-dealer operations, which provide a broad range of financial planning and investment services through more than 9,700 independent registered representatives nationwide. At September 30, 1998, the Company held $17.53 billion of assets, consisting of $14.53 billion of assets on its balance sheet and $3.00 billion of assets managed in mutual funds.

        On August 20, 1998, the Parent announced that it has entered into a definitive agreement to merge with and into American International Group, Inc. ("AIG"). The transaction was approved by both the Parent's and AIG's shareholders on November 18, 1998, and, subject to various regulatory approvals, will be completed in late 1998 or early 1999.

        The Company is incorporated in Arizona and maintains its principal executive offices at 1 SunAmerica Center, Los Angeles, California 90067-6022, telephone (310) 772-6000. The Company has no employees; however, employees of the Parent and its other subsidiaries perform various services for the Company. The Parent had approximately 2,500 employees at September 30, 1998, approximately 1,000 of whom perform services for the Company as well as for certain of its affiliates.

        The Company believes that demographic trends have produced strong consumer demand for long-term, investment-oriented products. According to U.S. Census Bureau projections, the number of individuals between the ages of 45 to 64 will grow from 46 million to 60 million during the 1990s, making this age group the fastest-growing segment of the U.S. population. Between 1987 and 1997, annual industry premiums from fixed and variable annuities and fund deposits increased from $86.32 billion to $207.64 billion. During the same period, annual industry sales of mutual funds, excluding money market accounts, rose from $190.63 billion to $874.26 billion.

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

        The Company's six wholly-owned or affiliated broker-dealers comprise the largest network of independent registered representatives in the nation and the fifth-largest securities sales force, based on industry data. Its wholly owned or affiliated broker-dealers accounted for approximately one-third of the Company's total annuity sales in fiscal 1998. The Company also distributes its products and services through an extensive network of independent broker-dealers, full-service securities firms, independent general insurance agents, major financial institutions and, in the case of its GICs, by marketing directly to banks, municipalities, asset management firms and direct plan sponsors and through intermediaries, such as managers or consultants servicing these groups.

        The Company and its affiliates have made significant investments in technology over the past several years in order to lower operating costs and enhance its marketing efforts. Its use of optical disk imaging and artificial intelligence has substantially reduced the more traditional paper-intensive life insurance processing procedures, reducing annuity processing and servicing costs and improving customer service. The Company has also implemented technology to interface with its wholly-owned or affiliated broker-dealers, which enables the Company to more effectively market its products and help the affiliated financial professionals to better service their clients.

        In recent years, the Company has enhanced its marketing efforts and expanded its offerings of fee-based products such as variable annuities and mutual funds, resulting in significantly increased fee income. Fee income has also expanded through the receipt of broker-dealer net retained commissions, resulting primarily from increased demand for long-term investment products. The Company's fee generating businesses entail no portfolio credit risk and require significantly less capital support than its fixed-rate business, which generates net investment income.

        For the year ended September 30, 1998, the Company's net investment income (including net realized investment gains) and fee income by primary product line or service are as follows:

                          NET INVESTMENT AND FEE INCOME

                                                                       Primary product or
                                        Amount       Percent                       service
                                      --------     ---------     -------------------------
                                  (In thousands)

Net investment income
  (including net realized
  investment gains)                   $106,354          26.8%    Fixed-rate products
                                      --------         -----
Fee income:
  Variable annuity fees                200,867          50.6     Variable annuities
  Net retained commissions              48,561          12.2     Broker-dealer sales
  Surrender charges                      7,404           1.9     Fixed- and variable-rate
                                                                   products
  Asset management fees                 29,592           7.5     Mutual funds
  Other fees                             3,938           1.0
                                      --------         -----
  Total fee income                     290,362          73.2
                                      --------         -----
Total                                 $396,716         100.0%
                                      ========         =====

        For financial information on the Company's business segments, see Part IV - "Notes to Consolidated Financial Statements - Note 11 - Business Segments."

LIFE INSURANCE OPERATIONS

        Founded in 1965, the Company is an Arizona-chartered company licensed in 49 states and the District of Columbia which markets flexible-premium variable annuities and GICs. It has an "AA-" (Excellent) claims-paying ability rating from Standard & Poor's Corporation ("S&P"), a "AA" (Very High) rating from Duff & Phelps Credit Rating Co. ("DCR"), an "A2" (Good) rating from Moody's Investors Service ("Moody's") and an "A+" (Superior) rating from industry analyst A.M. Best Company.

        In addition to distributing its variable annuity products through its six wholly owned or affiliated broker-dealers, the Company distributes its products through over 800 other independent broker-dealers, full-service securities firms and financial institutions as well as through independent general insurance agents. In total, more than 49,000 independent sales representatives nationally are licensed to sell the Company's annuity products.

FIXED ANNUITIES AND GICs

        The Company's general account obligations include fixed-rate products, including fixed annuities issued in prior years, and fixed-rate account options of its variable annuity contracts. Although the Company's contracts remain in force an average of seven to ten years, a majority (approximately 85% at September 30, 1998) reprice annually at discretionary rates determined by the Company. In repricing, the Company takes into account yield characteristics of its investment portfolio, annuity surrender assumptions and competitive industry pricing, among other factors.

        The Company augments its retail annuity business with the sale of institutional products. At September 30, 1998, the Company had $282.3 million of fixed-maturity, variable-rate GIC obligations that reprice periodically based upon certain defined indexes. Of the total GIC portfolio at September 30, 1998, approximately 74% was sold to asset management firms, 18% was sold to banks and 8% was sold to state and local government entities.

        The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its annuity and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 77% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at September 30, 1998.

VARIABLE ANNUITIES

        The variable annuity products of the Company offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as guaranteed fixed-rate account options. The Company earns fee income through the sale, administration and management of the variable account options of its variable annuity products. The Company also earns investment income on monies allocated to the fixed-rate account options of these products. Variable annuities offer retirement planning features similar to those offered by fixed annuities, but differ in that the contractholder's rate of return is generally dependent upon the investment performance of the particular equity, fixed-income, money market or asset allocation fund selected by the contractholder. Because the investment risk is borne by the customer in all but the fixed-rate account options, these products require significantly less capital support than fixed annuities. The Company's flagship variable annuity product, Polaris, is a multimanager variable annuity that offers investors a choice of 26 variable funds and 7 guaranteed fixed-rate funds. Polaris sales have increased significantly in recent years due to enhanced distribution efforts and growing consumer demand for flexible retirement savings products that offer a variety of equity, fixed-income and guaranteed fixed account investment choices. At September 30, 1998, total variable product reserves were $12.93 billion, of which $11.13 billion were held in separate accounts. The Company's variable annuity products incorporate surrender charges to encourage persistency. At September 30, 1998, 77% of the Company's variable annuity reserves held in the separate accounts were subject to surrender penalties. The Company's variable annuity products also generally limit the number of transfers made in a specified period between account options without the assessment of a fee. The average size of a new variable annuity contract sold by the Company in 1998 was approximately $50,000.

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

        As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and investments in limited partnerships that invest primarily in fixed-rate securities and are accounted for by using the cost method. At September 30, 1998, these assets had an aggregate fair value of $2.69 billion with a duration of 3.6. The Company's fixed-rate liabilities include fixed annuities, subordinated notes and GICs. At September 30, 1998, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $2.41 billion with a duration of 1.4. For the years ended September 30, 1998, 1997 and 1996, the Company's yields on average invested assets were 8.53%, 7.97% and 7.50%, respectively; its average rates paid on all interest-bearing liabilities were 5.49%, 5.46% and 5.25%, respectively; it realized net investment spreads of 3.34%, 2.77% and 2.59%, respectively, on average invested assets; and net realized investment gains and losses were 0.75%, 0.66% and 0.61% of average invested assets, respectively.

        The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in credit quality outlook for certain securities, and the Company's need for liquidity and other similar factors.

        The following table summarizes the Company's investment portfolio at September 30, 1998:

                             SUMMARY OF INVESTMENTS

                                                                Carrying          Percent of
                                                                   value           portfolio
                                                           -------------          ----------
                                                           (In thousands)
Cash and short-term investments                            $     333,735                12.2%
U.S. government securities                                        88,239                 3.2
Mortgage-backed securities                                       584,007                21.4
Other bonds, notes and redeemable
   preferred stocks                                            1,282,508                46.9
Mortgage loans                                                   391,448                14.3
Real estate                                                       24,000                 0.9
Common stocks                                                        169                   -
Other invested assets                                             30,636                 1.1
                                                           -------------              ------
Total investments                                          $   2,734,742               100.0%
                                                           =============              ======

        At September 30, 1998, the Bond Portfolio (excluding $6.9 million of redeemable preferred stocks) included $1.90 billion of bonds rated by S&P, Moody's, DCR, Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC"), and $53.6 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At September 30, 1998, approximately $1.78 billion of the Bond Portfolio was investment grade, including $672.1 million of U.S. government/agency securities and mortgage-backed securities.

        At September 30, 1998, the Bond Portfolio included $167.6 million of bonds that were not investment grade. These non-investment-grade bonds accounted for 1.2% of the Company's total assets and 6.1% of its invested assets.

        Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $186.6 million at September 30, 1998. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At September 30, 1998, Secured Loans consisted of loans to 62 borrowers spanning 21 industries, with 32% of these assets concentrated in financial institutions. No other industry concentration constituted more than 9% of these assets.

        Mortgage loans aggregated $391.4 million at September 30, 1998 and consisted of 133 commercial first mortgage loans with an average loan balance of approximately $2.9 million, collateralized by properties located in 29 states. Approximately 21% of the portfolio was multifamily residential, 17% was office, 14% was manufactured housing, 13% was industrial, 11% was hotels and 24% was other types.

        At September 30, 1998, the carrying value (after impairment writedowns) of all investments in default as to the payment of principal or interest totaled $0.9 million, which constituted less than 0.1% of total invested assets.

        For more information concerning the Company's investments, including the risks inherent in such investments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity."


MUTUAL FUNDS AND INVESTMENT SERVICES

        Through its registered investment advisor, SunAmerica Asset Management Corp. ("SunAmerica Asset Management"), and its related distributor, the Company earns fee income by distributing and managing a diversified family of mutual funds and by providing professional management of individual, corporate and pension plan portfolios. The Company offers investors an array of equity, fixed-income, money market and tax-exempt mutual funds. Sales growth in recent years is primarily due to sales of the Company's "Style Select Series" product (which was introduced in November 1996) and the introduction in June 1998 of the "Dogs" of Wall Street. The "Style Select Series" is a group of mutual funds which are each managed by three industry-recognized fund managers. The "Dogs" of Wall Street fund contains 30 large capitalization value stocks which are selected by strict criteria. Founded in 1983 and acquired by the Company in January 1990, SunAmerica Asset Management managed approximately $3.78 billion of assets at September 30, 1998, including mutual fund assets, private accounts and certain of the variable annuity assets of the Company and its affiliates.

        The SunAmerica mutual funds are distributed nationally through a network of approximately 400 financial institutions and unaffiliated broker-dealers, as well as by the Company's broker-dealer subsidiary and its affiliated broker-dealers.


BROKER-DEALER

        The Company owns a broker-dealer, Royal Alliance Associates, Inc., acquired in January 1990. The Company has maintained its network of representatives at approximately 3,500 during the year.


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

        The RBC standards consist of formulas which establish capital requirements relating to insurance, business, assets and interest rate risks, and which help to identify companies which are under-capitalized and require specific regulatory actions in the event an insurer's RBC falls below specified levels. The Company has more than enough statutory capital to meet the NAIC's RBC requirements as of the most recent calendar year-end. The state of Arizona has adopted these RBC standards, and the Company is in compliance with such laws. Further, for statutory reporting purposes, the annuity reserves of the Company are calculated in accordance with statutory requirements and are adequate under current cash-flow testing models.

        SunAmerica Asset Management is registered with the Securities and Exchange Commission (the "SEC") as a registered investment advisor under the Investment Advisors Act of 1940. The mutual funds that it markets are subject to regulation under the Investment Company Act of 1940. SunAmerica Asset Management and the mutual funds are subject to regulation and examination by the SEC. In addition, variable annuities and the related separate accounts of the Company are subject to regulation by the SEC under the Securities Act of 1933 and the Investment Company Act of 1940.

        The Company's broker-dealer subsidiary is subject to regulation and supervision by the states in which it transacts business, as well as by the SEC and the National Association of Securities Dealers ("NASD"). The SEC and the NASD have broad administrative and supervisory powers relative to all aspects of business and may examine the broker-dealer subsidiary's business and accounts at any time. The SEC also has broad jurisdiction to oversee various activities of the Company and its other subsidiaries.

        From time to time, Federal initiatives are proposed that could affect the Company's businesses. Such initiatives include employee benefit plan regulations and tax law changes affecting the taxation of insurance companies and the tax treatment of insurance and other investment products. Proposals made in recent years to limit the tax deferral of annuities or otherwise modify the tax rules related to the treatment of annuities have not been enacted. While certain of such proposals, if implemented, could have an adverse effect on the Company's sales of affected products, and consequently on its results of operations, the Company believes such proposals have a small likelihood of being enacted, because they would discourage retirement savings and there is a strong public and industry opposition to them.


COMPETITION

        The businesses conducted by the Company are highly competitive. The Company's life insurance operations compete with other life insurers, and also compete for customers' funds with a variety of investment products offered by financial services companies other than life insurance companies, such as banks, investment advisors, mutual fund companies and other financial institutions. Within the U.S. life insurance industry, the 100 largest writers of individual and group annuities account for approximately 96% of total net annuity premiums written. Net annuity premiums written among the top 100 companies range from less than $100 million to approximately $10 billion annually. The Company together with its affiliates ranks in the top quartile of this group. Certain of these companies and other life insurers with which the Company competes are significantly larger and have available to them much greater financial and other resources. The Company believes the primary competitive factors among life insurance companies for investment-oriented insurance products, such as annuities and GICs, include product flexibility, net return after fees, innovation in product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a contract is issued. Other factors affecting the annuity business include the benefits (including before-tax and after-tax investment returns) and guarantees provided to the customer and the commissions paid.

        Competitors of SunAmerica Asset Management include a large number of mutual fund organizations, both independent and affiliated with other financial services companies, including banks and insurance companies.

        The Company's broker-dealer faces competition from regional firms and large, national full service and discount brokerage firms.

ITEM 2.   PROPERTIES

        The Company's executive offices and its principal office are in leased premises at 1 SunAmerica Center, Los Angeles, California. The Company, through an affiliate, also leases office space in Woodland Hills, California. The Company's broker-dealer and asset management subsidiaries lease offices in New York, New York.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        No matters were submitted during the fourth quarter 1998 to a vote of security-holders, through the solicitation of proxies or otherwise.

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




                                                                          Years ended September 30,
                                                           ------------------------------------------------------
                                                             1998       1997       1996        1995       1994
                                                           --------   --------   --------    --------   --------
                                                                              (In thousands)

RESULTS OF OPERATIONS

Net investment income                                      $ 86,872   $ 73,201   $ 56,843    $ 50,083   $ 58,996
Net realized investment gains (losses)                       19,482    (17,394)   (13,355)     (4,363)   (33,713)
Fee income                                                  290,362    213,146    169,505     145,105    141,753
General and administrative expenses                         (96,102)   (98,802)   (81,552)    (64,457)   (54,363)
Amortization of deferred acquisition costs                  (72,713)   (66,879)   (57,520)    (58,713)   (44,195)
Annual commissions                                          (18,209)    (8,977)    (4,613)     (2,658)    (1,158)
                                                           --------   --------   --------    --------   --------

Pretax income                                               209,692     94,295     69,308      64,997     67,320
Income tax expense                                          (71,051)   (31,169)   (24,252)    (25,739)    (22,705)
                                                           --------   --------   --------    --------   --------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING FOR INCOME TAXES                              138,641     63,126     45,056      39,258     44,615

Cumulative effect of change in accounting
   for income taxes                                             ---        ---        ---         ---    (20,463)
                                                           --------   --------   --------    --------   --------
NET INCOME                                                 $138,641   $ 63,126   $ 45,056    $ 39,258   $ 24,152
                                                           ========   ========   ========    ========   ========

                                                                    At  September 30,
                                        -------------------------------------------------------------------------
                                           1998           1997            1996            1995           1994
                                        -----------    -----------      ----------      ----------     ----------
                                                                     (In thousands)
FINANCIAL POSITION

Investments                             $ 2,734,742    $ 2,608,301      $2,329,232      $2,114,908     $1,632,072
Variable annuity assets
  held in separate accounts              11,133,569      9,343,200       6,311,557       5,230,246      4,486,703
Deferred acquisition costs                  539,850        536,155         443,610         383,069        416,289
Other assets                                118,203         83,283          120,136         55,474          67,062
                                        -----------    -----------      ----------      ----------     ----------

TOTAL ASSETS                            $14,526,364    $12,570,939      $9,204,535      $7,783,697     $6,602,126
                                        ===========    ===========      ==========      ==========     ==========

Reserves for fixed annuity
   contracts                            $ 2,189,272     $2,098,803      $1,789,962      $1,497,052     $1,437,488
Reserves for guaranteed
   investment contracts                     282,267        295,175         415,544         277,095            ---
Variable annuity liabilities
   related to separate
   accounts                              11,133,569      9,343,200       6,311,557       5,230,246      4,486,703
Other payables and accrued
   liabilities                              133,647        155,256          96,196         227,953        195,134
Subordinated notes payable
   to Parent                                 39,182         36,240          35,832          35,832         34,712
Deferred income taxes                        95,758         67,047          70,189          73,459         64,567
Shareholder's equity                        652,669        575,218         485,255         442,060        383,522

                                        -----------    -----------      ----------      ----------      ----------
TOTAL LIABILITIES AND
   SHAREHOLDER'S EQUITY                 $14,526,364    $12,570,939      $9,204,535      $7,783,697     $6,602,126
                                        ===========    ===========      ==========      ==========     ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis of financial condition and results of operations of Anchor National Life Insurance Company (the "Company") for the three years in the period ended September 30, 1998 follows. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings and profitability of the Company's activities.

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

RESULTS OF OPERATIONS

        NET INCOME totaled $138.6 million in 1998, compared with $63.1 million in 1997 and $45.1 million in 1996.

        PRETAX INCOME totaled $209.7 million in 1998, $94.3 million in 1997 and $69.3 million in 1996. The 122.4% improvement in 1998 over 1997 primarily resulted from increased fee income and higher net realized investment gains, partially offset by increased annual commissions and increased amortization of deferred acquisition costs. The 36.1% improvement in 1997 over 1996 primarily resulted from increased fee income and net investment income, partially offset by higher general and administrative expenses and increased amortization of deferred acquisition costs.

        NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $86.9 million in 1998 from $73.2 million in 1997 and $56.8 million in 1996. These amounts represent 3.34% on average invested assets (computed on a daily basis) of $2.60 billion in 1998, 2.77% on average invested assets of $2.65 billion in 1997 and 2.59% on average invested assets of $2.19 billion in 1996.

        Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $140.4 million in 1998, $126.5 million in 1997 and $142.9 million in 1996. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 3.04% in 1998, 2.51% in 1997 and 2.25% in 1996.

        Investment income (and the related yields on average invested assets) totaled $222.0 million (8.53%) in 1998, compared with $210.8 million (7.97%) in 1997 and $164.6 million (7.50%) in 1996. These increased yields in 1998 and 1997 include the effects of an increasing proportion of mortgage loans in the Company's portfolio. On average, mortgage loans have higher yields than that of the Company's overall portfolio. In addition, the Company experienced higher returns on its investments in partnerships, particularly in 1998. The increase in investment income in 1997 also reflects an increase in average invested assets.

        Partnership income increased to $24.3 million (a yield of 174.85% on related average assets of $13.9 million) in 1998, compared with $6.7 million (a yield of 15.28% on related average assets of $44.0 million) in 1997 and $4.1 million (a yield of 10.12% on related average assets of $40.2 million) in 1996. Partnership income is based primarily upon cash distributions received from limited partnerships, the operations of which the Company does not influence. Consequently, such income is not predictable and there can be no assurance that the Company will realize comparable levels of such income in the future.

        Total interest expense equalled $135.1 million in 1998, $137.6 million in 1997 and $107.8 million in 1996. The average rate paid on all interest-bearing liabilities was 5.49% in 1998, compared with 5.46% in 1997 and 5.25% in 1996. Interest-bearing liabilities averaged $2.46 billion during 1998, compared with $2.52 billion during 1997 and $2.05 billion during 1996. The increases in the overall rates paid on interest-bearing liabilities primarily resulted from the impact of certain promotional one-year interest rates offered on the fixed account portion of the Company's Polaris and Seasons variable annuity products.

        The modest decline in average invested assets in 1998 reflects a similar modest decline in average interest-bearing liabilities, which results from the net effect of increased sales of the Company's fixed rate products and net exchanges from fixed accounts into the separate accounts of variable annuity contracts. Fixed annuity premiums totaled $1.51 billion in 1998, compared with $1.10 billion in 1997 and $741.8 million in 1996, and are largely premiums for the fixed accounts of variable annuities. These amounts represent 72%, 61% and 50% of the fixed annuity reserve balances at the beginning of the respective periods. The premiums for the fixed accounts of variable annuities have increased primarily because of increased sales of the Company's variable annuity products and greater inflows into the one-year fixed account and the new six-month fixed account of these products, which are used for dollar cost averaging into the variable accounts. Accordingly, the Company anticipates that it will see a large portion of these premiums transferred into the variable funds.

        Guaranteed investment contract ("GIC") premiums totaled $5.6 million in 1998, $55.0 million in 1997 and $135.0 million in 1996. GIC surrenders and maturities totaled $36.3 million in 1998, $198.1 million in 1997 and $16.5 million in 1996. The Company does not actively market GICs; consequently, premiums and surrenders may vary substantially from period to period. The GICs issued by the Company generally guarantee the payment of principal and interest at fixed or variable rates for a term of three to five years. GICs that are purchased by banks for their long-term portfolios or by state and local governmental entities either prohibit withdrawals or permit scheduled book value withdrawals subject to the terms of the underlying indenture or agreement. GICs purchased by asset management firms for their short-term portfolios either prohibit withdrawals or permit withdrawals with notice ranging from 90 to 270 days. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity.

        NET REALIZED INVESTMENT GAINS totaled $19.5 million in 1998, compared with net realized investment losses of $17.4 million in 1997 and $13.4 million in 1996. Net realized investment gains (losses) include impairment writedowns of $13.1 million in 1998, $20.4 million in 1997 and $16.0 million in 1996. Thus, net gains from sales and redemptions of investments totaled $32.6 million in 1998, $3.0 million in 1997 and $2.6 million in 1996.

        The Company sold or redeemed invested assets, principally bonds and notes, aggregating $2.23 billion in 1998, $2.62 billion in 1997 and $1.60 billion in 1996, respectively. Sales of investments result from the active management of the Company's investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains from sales and redemptions of investments fluctuate from period to period, and represent 1.25%, 0.11% and 0.12% of average invested assets for 1998, 1997 and 1996, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

        Impairment writedowns include $9.4 million of provisions applied to partnerships during 1998 and $15.7 million and $15.2 million of provisions applied to non-income producing land owned in Arizona during 1997 and 1996, respectively. The statutory carrying value of this land had been guaranteed by the Company's ultimate Parent, SunAmerica Inc. ("SunAmerica"). SunAmerica made a capital contribution of $28.4 million on December 31, 1996 to the Company through the Company's direct parent in exchange for the termination of its guaranty with respect to this land. Accordingly, the Company reduced the carrying value of this land to estimated fair value to reflect the full termination of the guaranty. Impairment writedowns represent 0.50%, 0.77% and 0.73% of average invested assets for 1998, 1997 and 1996, respectively. For the five years ended September 30, 1998, impairment writedowns as a percentage of average invested assets have ranged from 0.28% to 0.91% and have averaged 0.64%. Such writedowns are based upon estimates of the net realizable value of the applicable assets. Actual realization will be dependent upon future events.

        VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $200.9 million in 1998, $139.5 million in 1997 and $104.0 million in 1996. These increased fees reflect growth in average variable annuity assets, due to increased market values, the receipt of variable annuity premiums and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by surrenders. Variable annuity fees represent 1.9%, 1.8% and 1.8% of average variable annuity assets for 1998, 1997 and 1996, respectively. Variable annuity assets averaged $10.70 billion during 1998, $7.55 billion during 1997 and $5.70 billion during 1996. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, have aggregated $1.82 billion in 1998, $1.27 billion in 1997 and $919.8 million in 1996. These amounts represent 19%, 20% and 18% of variable annuity reserves at the beginning of the respective periods.

        Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $3.33 billion, $2.37 billion and $1.66 billion in 1998, 1997 and 1996, respectively, and primarily reflect sales of the Company's flagship variable annuity, Polaris. Polaris is a multimanager variable annuity that offers investors a choice of 26 variable funds and 7 guaranteed fixed-rate funds. Increases in Variable Annuity Product Sales are due, in part, to market share gains through enhanced distribution efforts and growing consumer demand for flexible retirement savings products that offer a variety of equity, fixed income and guaranteed fixed account investment choices. In recent weeks, subsequent to the Company's fiscal year end, sales of variable annuities have slowed as investors paused to reevaluate their investment decisions in light of volatile markets. The Company believes that fluctuating market conditions increase the value of financial planning services and make the flexibility and security of variable annuities even more attractive.

        The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed which could affect the taxation of variable annuities and annuities generally.

        NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiary, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $48.6 million in 1998, $39.1 million in 1997 and $31.5 million in 1996. Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $14.37 billion in 1998, $11.56 billion in 1997 and $8.75 billion in 1996. The increases in sales and net retained commissions reflect higher average production per representative and generally favorable market conditions and, in 1997, a greater number of registered representatives due primarily to the transfer of representatives from an affiliated broker-dealer. Increases in net retained commissions may not be proportionate to increases in sales primarily due to differences in sales mix.

        SURRENDER CHARGES on fixed and variable annuities totaled $7.4 million in 1998, $5.5 million in 1997 and $5.2 million in 1996. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of an annuity contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $1.14 billion in 1998, $1.06 billion in 1997 and $898.0 million in 1996. These payments represent 9.0%, 11.2% and 12.4%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity withdrawals from the separate accounts totaling $952.1 million (8.9% of average variable annuity reserves), $822.0 million (10.9% of average variable annuity reserves) and $634.1 million (11.2% of average variable reserves) in 1998, 1997 and 1996, respectively. Management anticipates that withdrawal rates will remain relatively stable for the foreseeable future.

        ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds by SunAmerica Asset Management Corp. Such fees totaled $29.6 million on average assets managed of $2.89 billion in 1998, $25.8 million on average assets managed of $2.34 billion in 1997 and $25.4 million on average assets managed of $2.14 billion in 1996. Asset management fees are not proportionate to average assets managed, principally due to changes in product mix. Sales of mutual funds, excluding sales of money market accounts, aggregated $853.6 million in 1998, compared with $454.8 million in 1997 and $223.4 million in 1996. The significant increases in sales principally resulted from sales of the Company's "Style Select Series" product (which was introduced in November 1996) and the introduction in June 1998 of the "Dogs" of Wall Street. The "Style Select Series" is a group of mutual funds which are each managed by three industry-recognized fund managers. The "Dogs" of Wall Street fund contains 30 large capitalization value stocks which are selected by strict criteria. Sales of these products totaled $611.1 million in 1998, compared with $267.8 million in 1997, reflecting the addition of five new Style Select funds, which more than doubled the number of Style Select funds to nine, and generally favorable market conditions. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $402.5 million in 1998, $412.8 million in 1997 and $379.9 million in 1996, which represent 17.5%, 22.0% and 21.4%, respectively, of average mutual fund assets.

        GENERAL AND ADMINISTRATIVE EXPENSES totaled $96.1 million in 1998, compared with $98.8 million in 1997 and $81.6 million in 1996. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

         AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $72.7 million in 1998, compared with $66.9 million in 1997 and $57.5 million in 1996. The increases in amortization were primarily due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other direct selling costs.

        ANNUAL COMMISSIONS represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's variable annuity contracts. Substantially all of the Company's currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. Annual commissions totaled $18.2 million in 1998, $9.0 million in 1997 and $4.6 million in 1996. The increases in annual commissions since 1996 reflect increased sales of annuities that offer this commission option and gradual expiration of the initial fifteen-month periods before such payments begin. The Company estimates that approximately 50% of the average balances of its variable annuity products is currently subject to such annual commissions. Based on current sales, this percentage is expected to increase in future periods.

        INCOME TAX EXPENSE totaled $71.1 million in 1998, compared with $31.2 million in 1997 and $24.3 million in 1996, representing effective tax rates of 34% in 1998, 33% in 1997 and 35% in 1996.

FINANCIAL CONDITION AND LIQUIDITY

        SHAREHOLDER'S EQUITY increased 13.5% to $652.7 million at September 30, 1998 from $575.2 million at September 30, 1997, primarily due to $138.6 million of net income recorded in 1998, which was partially offset by $51.2 million of dividends paid in April 1998 and a $10.0 million decrease in net unrealized gains on debt and equity securities available for sale.

        INVESTED ASSETS at September 30, 1998 totaled $2.73 billion, compared with $2.61 billion at September 30, 1997. The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, and the Company's need for liquidity and other similar factors.

        THE BOND PORTFOLIO, which constitutes 71% of the Company's total investment portfolio, had an aggregate fair value that exceeded its amortized cost by $19.9 million at September 30, 1998, compared with an excess of $43.7 million at September 30, 1997. The decline in the unrealized gain of the Bond Portfolio in 1998 was due to changes in market value of portions of the non-investment-grade portfolio.

        At September 30, 1998, the Bond Portfolio (excluding $6.9 million of redeemable preferred stocks) included $1.90 billion of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC"), and $53.6 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At September 30, 1998, approximately $1.78 billion of the Bond Portfolio was investment grade, including $672.1 million of U.S. government/agency securities and mortgage-backed securities ("MBSs").

        At September 30, 1998, the Bond Portfolio included $167.6 million of bonds that were not investment grade. These non-investment-grade bonds accounted for 1.2% of the Company's total assets and 6.1% of its invested assets.

        Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material concentrations of non-investment-grade securities at September 30, 1998.

        The table on the next page summarizes the Company's rated bonds by rating classification as of September 30, 1998.

                      RATED BONDS BY RATING CLASSIFICATION
                             (Dollars in thousands)

                                                 Issues not rated by S&P/Moody's/
         Issues Rated by S&P/Moody's/DCR/Fitch       DCR/Fitch, by NAIC Category                            Total
----------------------------------------------  ----------------------------------------     ---------------------------------------
 S&P/(Moody's)/                      Estimated     NAIC                       Estimated                     Estimated     Percent of
  [DCR]/{Fitch}       Amortized         fair     category      Amortized        fair         Amortized         fair       invested
   category (1)            cost        value       (2)            cost          value           cost          value        assets
------------------   ----------     ----------  ----------     ----------     ----------     ----------     ----------    ----------

AAA+ to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}        $  999,052     $1,025,861           1     $  180,548     $  192,187     $1,179,600     $1,218,048     44.54%
BBB+ to BBB-
  (Baal to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}        420,087        418,723           2        145,025        143,532        565,112        562,255     20.56
BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}           43,156         39,179           3         10,181          9,917         53,337         49,096      1.80
B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}            113,376        102,375           4         12,954         12,065        126,330        114,440      4.18
CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}              760            655           5          3,500          3,274          4,260          3,929      0.14
CI to D
  [DD]
  {D}                         0              0           6             99             99             99             99        --
                     ----------     ----------                 ----------     ----------     ----------     ----------
TOTAL RATED ISSUES   $1,576,431     $1,586,793                 $  352,307     $  361,074     $1,928,738     $1,947,867
                     ==========     ==========                 ==========     ==========     ==========     ==========

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

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $53.6 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

        Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $186.6 million at September 30, 1998. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At September 30, 1998, Secured Loans consisted of $71.6 million of publicly traded securities and $115.0 million of privately traded securities. These Secured Loans are composed of loans to 62 borrowers spanning 21 industries, with 32% of these assets concentrated in financial institutions. No other industry concentration constituted more than 9% of these assets.

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

        MORTGAGE LOANS aggregated $391.4 million at September 30, 1998 and consisted of 133 commercial first mortgage loans with an average loan balance of approximately $2.9 million, collateralized by properties located in 29 states. Approximately 21% of this portfolio was multifamily residential, 17% was office, 14% was manufactured housing, 13% was industrial, 11% was hotels and 24% was other types. At September 30, 1998, approximately 21% and 14% of this portfolio were secured by properties located in California and New York, respectively, and no more than 8% of this portfolio was secured by properties located in any other single state. At September 30, 1998, there were three mortgage loans with outstanding balances of $10 million or more, which loans collectively aggregated approximately 11% of this portfolio. At September 30, 1998, approximately 30% of the mortgage loan portfolio consisted of loans with balloon payments due before October 1, 2001. During 1998, 1997 and 1996, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

        At September 30, 1998, approximately 11% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company's mortgage loan portfolio, its emphasis on multifamily loans and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

        OTHER INVESTED ASSETS aggregated $30.6 million at September 30, 1998, including $15.0 million of collateralized bond obligations and collateralized mortgage obligation residuals, $11.2 million of policy loans and $4.4 million of investments in limited partnerships. The Company's limited partnership interests, accounted for by using the cost method of accounting, are invested primarily in a combination of debt and equity securities.

        ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 77% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at September 30, 1998.

        As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and investments in limited partnerships that invest primarily in fixed-rate securities and are accounted for by using the cost method. At September 30, 1998, these assets had an aggregate fair value of $2.69 billion with a duration of 3.6. The Company's fixed-rate liabilities include fixed annuities, subordinated notes and GICs. At September 30, 1998, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $2.41 billion with a duration of 1.4. The Company's potential exposure due to a 10% increase in prevailing interest rates from their September 30, 1998 levels is a loss of $26.7 million in fair value of its fixed-rate assets that is not offset by a decrease in the fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

        As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At September 30, 1998, the Company had one outstanding Swap Agreement with a notional principal amount of $21.5 million. This agreement matures in December 2024.

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

        DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $0.9 million of mortgage loans at September 30, 1998, and constituted less than 0.1% of total invested assets. At September 30, 1997, defaulted investments totaled $1.4 million, including $0.5 million of bonds and notes and $0.9 million of mortgage loans, and constituted less than 0.1% of total invested assets.

        SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At September 30, 1998, approximately $1.50 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $59.2 million, while approximately $456.3 million of the Bond Portfolio had an aggregate unrealized loss of $39.3 million. In addition, the Company's investment portfolio currently provides approximately $23.6 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company's annuity and GIC products have been more than sufficient in amount to satisfy the Company's liquidity needs.

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

YEAR 2000

        The Company relies significantly on computer systems and applications in its daily operations. Many of these systems are not presently year 2000 compliant, which means that because they have historically used only two digits to identify the year in a date, they will fail to distinguish dates in the "2000s" from dates in the "1900s." The Company's business, financial condition and results of operations could be materially and adversely affected by the failure of the Company's systems and applications (and those operated by third parties interfacing with the Company's systems and applications) to properly operate or manage these dates.

        The Company has a coordinated plan to repair or replace these noncompliant systems and to obtain similar assurances from third parties interfacing with the Company's systems and applications. In fiscal 1997, the Company recorded a $6.2 million provision for estimated programming costs to make necessary repairs of certain specific noncompliant systems. Management is making expenditures which it expects to ultimately total $5.0 million to replace certain other specific noncompliant systems, which expenditures will be capitalized as software costs and amortized over future periods. Both phases of the project are currently proceeding in accordance with the plan and management expects them to be substantially completed by the end of calendar 1998. Testing of both the repaired and replacement systems will be conducted during calendar 1999.

        In addition, the Company has distributed a year 2000 questionnaire to certain of its significant suppliers, distributors, financial institutions, lessors and others with which it does business to evaluate their year 2000 compliance plans and state of readiness and to determine the extent to which the Company's systems and applications may be affected by the failure of others to remediate their own year 2000 issues. To date, however, the Company has received only preliminary feedback from such parties and has not independently confirmed any information received from other parties with respect to the year 2000 issues. Therefore, there can be no assurance that such other parties will complete their year 2000 conversions in a timely fashion or will not suffer a year 2000 business disruption that may adversely affect the Company's financial condition and results of operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management's Disclosure and Analysis of Financial Condition and Results of Operations on pages 21 and 22 herein.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

        The directors and principal officers of Anchor National Life Insurance Company (the "Company") as of December 22, 1998 are listed below, together with information as to their ages, dates of election and principal business occupation during the last five years (if other than their present business occupation).


                                                                             Other Positions and
                                                           Year              Other Business
                                   Present                 Assumed           Experience Within
    Name                   Age     Position(s)             Position(s)       Last Five Years**             From-To
-------------              ---     -----------             -----------       ------------------            -------
Eli Broad*                 65      Chairman,               1994              Cofounded SAI
                                   Chief Executive                           in 1957
                                   Officer and
                                   President of
                                   the Company
                                   Chairman, Chief         1986
                                   Executive Officer
                                   and President of
                                   SunAmerica Inc.
                                   ("SAI")

Jay S. Wintrob*            41      Executive Vice          1991              (Joined SAI in 1987)
                                   President of the
                                   Company
                                   Vice Chairman and       1998
                                   Chief Operating
                                   Officer of SAI

James R. Belardi*          41      Senior Vice             1992              (Joined SAI in 1986)
                                   President of the
                                   Company
                                   Executive Vice          1995
                                   President of SAI

Jana Waring Greer*         46      Senior Vice             1991              (Joined SAI in 1974)
                                   President of the
                                   Company and SAI

Peter McMillan, III        41      Director                                  Executive Vice                1994-
                                                                             President and Chief           1998
                                                                             Investment Officer
                                                                             SunAmerica Investments,
                                                                             Inc. (DE)
                                                                             Senior Vice President,        1989-
                                                                             SunAmerica                    1994
                                                                             Investments, Inc. (DE)


----------------------------------
*   Also serves as a director

**  Unless otherwise indicated, officers and positions are with SunAmerica Inc.

                                                                             Other Positions and
                                                           Year              Other Business
                                   Present                 Assumed           Experience Within
    Name                   Age     Position(s)             Position(s)       Last Five Years**             From-To
-------------              ---     -----------             -----------       ------------------            -------
Scott L. Robinson*         52       Senior Vice               1991          (Joined SAI in 1978)
                                    President of the
                                    Company
                                    Senior Vice               1991
                                    President and
                                    Controller of SAI

Susan L. Harris*           41       Senior Vice               1994          Vice President,              1994-1995
                                    President and                           General Counsel-
                                    Secretary of the                        Corporate Affairs and
                                    Company                                 Secretary of SAI
                                    Senior Vice               1995          Vice President,              1989-1994
                                    President,                              Associate General
                                    General Counsel                         Counsel and Secretary
                                    and Secretary of                        of SAI
                                    SAI                                     (Joined SAI in 1985)


James Rowan*               36       Senior Vice               1996          Vice President of SAI        1993-1995
                                    President of the                        (Joined SAI in 1992)
                                    Company
                                    Senior Vice               1995
                                    President of SAI

N. Scott Gillis            45       Senior Vice               1994          Vice President and           1989-1994
                                    President and                           Controller, SunAmerica
                                    Controller of the                       Life Companies ("SLC")
                                    Company                                 (Joined SAI in 1985)
                                    Vice President of         1997
                                    SAI

Edwin R. Reoliquio         41       Senior Vice               1995          Vice President and           1990-1995
                                    President and                           Actuary, SLC
                                    Chief Actuary
                                    of the Company

Victor E. Akin             34       Senior Vice               1996          Vice President,              1995-1996
                                    President of                            SLC
                                    the Company                             Director, Product            1994-1995
                                                                            Development, SLC
                                                                            Manager, Business            1993-1994
                                                                            Development, SLC




------------------------------

*   Also serves as a director

**  Unless otherwise indicated, officers and positions are with SunAmerica Inc.

                                                                             Other Positions and
                                                           Year              Other Business
                                   Present                 Assumed           Experience Within
    Name                   Age     Position(s)             Position(s)       Last Five Years**             From-To
-------------              ---     -----------             -----------       ------------------            -------
Scott H. Richland          36       Vice President         1994                Senior Vice President          1997-1998
                                    of the Company                             and Treasurer of SAI
                                    Senior Vice            1997                Vice President and             1995-1997
                                    President of SAI                           Treasurer of SAI
                                                                               Vice President and             1994-1995
                                                                               Assistant Treasurer
                                                                               of SAI
                                                                               Assistant Treasurer            1993-1994
                                                                               of SAI
                                                                               (Joined SAI in 1990)

David R. Bechtel           31       Vice President         1998                Vice President,                1996-1998
                                    and Treasurer of                           Deutsche Morgan
                                    the Company                                Grenfell, Inc.
                                    Vice President         1998                Associate,                     1995-1996
                                    and Treasurer of                           UBS Securities LLC
                                    SAI                                        Associate,                     1994
                                                                               Wachtell Lipton Rosen
                                                                               & Katz
                                                                               Associate,                     1993-1994
                                                                               Wells Fargo Nikko
                                                                               Investment Advisers

J. Franklin Grey           46       Vice President         1994                Director,                      1991-1994
                                    of the Company                             Institutional Marketing
                                                                               Capital Holding Corp.
                                                                               (Providian)

Keith B. Jones             47       Vice President         1992                (Joined SAI in 1986)
                                    of the Company

Michael L. Lindquist       45       Vice President         1993                 (Joined SAI in 1983)
                                    of the Company

Edward P. Nolan, Jr.       49       Vice President         1993                 (Joined SAI in 1989)
                                    of the Company

Gregory M. Outcalt         36       Vice President         1993                 (Joined SAI in 1986)
                                    of the Company


---------------------------------

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

        The following table shows the cash compensation paid or earned, based on these allocations, to the chief executive officer and top four executive officers of the Company whose allocated compensation exceeds $100,000 for services rendered in all capacities to the Company during 1998:

Name of Individual or                Capacities In                     Allocated Cash
Number in Group                       Which Served                     Compensation
---------------------           -------------------------               --------------
Eli Broad                       Chairman, Chief Executive                   $1,482,778
                                  Officer and President
Jay S. Wintrob                  Executive Vice President                       857,524
Jana Waring Greer               Senior Vice President                          775,001
Peter McMillan                  Director                                       421,457
James R. Belardi                Senior Vice President                          408,949
                                                                           ===========

      Directors of the Company who are also employees of SunAmerica Inc. or its affiliates receive no compensation in addition to their compensation as employees of SunAmerica Inc. or its affiliates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        No shares of the Company are owned by any executive officer or director. The Company is an indirect wholly owned subsidiary of SunAmerica Inc. Except for Mr. Broad, the percentage of shares of SunAmerica Inc. beneficially owned by any director does not exceed one percent of the class outstanding. At November 30, 1998, Mr. Broad was the beneficial owner of 13,015,360 shares of Common Stock of SunAmerica Inc. (approximately 6.4% of the class outstanding) and 13,340,591 shares of Nontransferable Class B Common Stock of SunAmerica Inc. (approximately 82% of the class outstanding). Of the Common Stock, 1,053,738 shares represent restricted shares granted under the Company's employee stock plans as to which Mr. Broad has no investment power; and 9,283,050 shares represent employee stock options held by Mr. Broad which are or will become exercisable on or before January 30, 1999 and as to which he has no voting or investment power. Of the Nontransferable Class B Stock, 12,284,360 shares are held directly by Mr. Broad; and 1,056,231 shares are registered in the name of a corporation as to which Mr. Broad exercises sole voting and dispositive powers. At November 30, 1998, all directors and officers as a group beneficially owned 16,027,507 shares of Common Stock (approximately 8% of the class outstanding) and 13,340,591 shares of Nontransferable Class B Common Stock (approximately 82% of the class outstanding).

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

EXHIBITS

    Exhibit
      No.                                 Description
    -------                               -----------

      2(a) Purchase and Sale Agreement, dated as of July 15, 1998, by and among the Company, SunAmerica Inc. ("SAI"), First SunAmerica Life
               Insurance Company and MBL Life Assurance Corporation, is incorporated herein by reference to Exhibit 2(e) to SAI's 1998
               Annual Report on Form 10-K, filed December 21, 1998.

      3(a)     Amended and Restated Articles of Incorporation and Articles of
               Redomestication, filed with the Arizona Department of Insurance on December 22, 1995, is incorporated herein by reference to
               Exhibit 3(a) to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1995, filed February 14, 1996.

      3(b) Amended and Restated Bylaws, as adopted January 1, 1996, is incorporated herein by reference to Exhibit 3(b) to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1995, filed February 14, 1996.

      4(a)     Amended and Restated Articles of Incorporation and Articles of
               Redomestication, filed with the Arizona Department of Insurance on December 12, 1996. See Exhibit 3(a).

      4(b)     Amended and Restated Bylaws, as adopted January 1, 1996.  See
               Exhibit 3(b).

     10(a) Amendment to the Subordinated Loan Agreement for Equity Capital, dated as of August 22, 1996, between the Company's subsidiary, SunAmerica Capital Services, Inc. ("SACS") and SAI, extending the maturity date to September 30, 1999 of a Subordinated Loan
               Agreement for Equity Capital, dated as of September 30, 1992, defining SAI's rights with respect to the 9% notes due September
               29, 1996, is incorporated herein by reference to Exhibit 10(f) to the Company's Form 10-K, filed December 19, 1996.

     10(b)     Subordinated Loan Agreement for Equity Capital, dated as of July
               24, 1996, between the Company's subsidiary, Royal Alliance
               Associates, Inc. and SAI, defining SAI's rights with respect to the 9% notes due August 23, 1999 is incorporated herein by reference to Exhibit 10(k) to the Company's Form 10-K, filed
               December 19, 1996.

     10(c) Amendment to the Subordinated Loan Agreement for Equity Capital, dated as of September 3, 1996, between the Company's subsidiary, SunAmerica Asset Management Corp., and SAI, extending the maturity date to September 13, 1999 of a Subordinated Loan Agreement for
               Equity Capital, dated as of September 3, 1993, defining SAI's rights with respect to the 7% notes due September 13, 1996, is incorporated herein by reference to Exhibit 10(l) to the Company's
               Form 10-K, filed December 19, 1996.

    Exhibit
      No.                                 Description
    -------                               -----------

     10(d)     Subordinated Loan Agreement for Equity Capital, dated as of
               February 19, 1997, between the Company's subsidiary, SACS, and
               SAI, defining SAI's rights with respect to the 9% notes due March
               14, 2000, is incorporated herein by reference to Exhibit 10(a) to Company's quarterly report on Form 10-Q for the quarter ended
               March 31, 1997, filed May 15, 1997.

     10(e)     Subordinated Loan Agreement for Equity Capital, dated as of April
               29, 1998, between the Company's subsidiary, SACS, and SAI, defining SAI's rights with respect to the 8.5% notes due June 27, 2001, is incorporated herein by reference to Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarter ended
               June 30, 1998, filed August 14, 1998.

     10(f)     Subordinated Loan Agreement for Equity Capital, dated as of June
               3, 1998, between the Company's subsidiary, SACS, and SAI, defining SAI's rights with respect to the 8.5% notes due July 30, 2001, is incorporated herein by reference to Exhibit 10(b) to the Company's quarterly report on Form 10-Q for the quarter ended
               June 30, 1998, filed August 14, 1998.

     10(g)     Subordinated Loan Agreement for Equity Capital, dated as of
               August 25, 1998, between the Company's subsidiary, SACS, and SAI, defining SAI's rights with respect to the 8.5% notes due October
               30, 2001.

     10(h) Asset Lease Agreement, dated June 26, 1998, between the Company and Aurora National Life Assurance Company ("Aurora"), relating to a lease from Aurora of certain information relating to single premium deferred annuities.

       21      Subsidiaries of the Company.

       27      Financial Data Schedule



REPORTS ON FORM 8-K

On July 17, 1998, the Company filed a Current Report on Form 8-K to file a press release issued by SAI. in connection with the Company's acquisition of a block of individual life and individual group annuity business of MBL Life Assurance Corporation.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ANCHOR NATIONAL LIFE INSURANCE COMPANY

                                    By/s/  SCOTT L. ROBINSON
                                    --------------------------------------
                                    Scott L. Robinson
December 23, 1998                   Senior Vice President and Director

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:


               Signature                    Title                                    Date
               ---------                    -----                                    ----
/s/   ELI BROAD                             Chairman, Chief Executive                December 23, 1998
------------------------------              Officer and President                    -----------------
        Eli Broad                           (Principal Executive Officer)

/s/   SCOTT L. ROBINSON                     Senior Vice President and                December 23, 1998
-----------------------------               Director (Principal                      -----------------
        Scott L. Robinson                   Financial Officer)

/s/   N. SCOTT GILLIS                       Senior Vice President and                December 23, 1998
------------------------------              Controller (Principal                    -----------------
        N. Scott Gillis                     Accounting Officer)

/s/   JAY S. WINTROB                        Executive Vice President                 December 23, 1998
------------------------------              and Director                             -----------------
        Jay S. Wintrob

/s/   JAMES R. BELARDI                      Senior Vice President,                   December 23, 1998
------------------------------              Treasurer and Director                   -----------------
        James R. Belardi

/s/   JANA W. GREER                         Senior Vice President                    December 23, 1998
------------------------------              and Director                             -----------------
        Jana W. Greer

/s/   SUSAN L. HARRIS                       Senior Vice President,                   December 23, 1998
------------------------------              Secretary and Director                   -----------------
        Susan L. Harris

/s/   JAMES W. ROWAN                        Senior Vice President                    December 23, 1998
------------------------------              and Director                             -----------------
        James W. Rowan

/s/   EDWIN R. REOLIQUIO                    Senior Vice President                    December 23, 1998
------------------------------              and Chief Actuary                        -----------------
        Edwin R. Reoliquio

/s/   PETER McMILLAN                        Director                                 December 23, 1998
------------------------------                                                       -----------------
        Peter McMillan

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page(s)
                                                                          -------

Report of Independent Accountants                                         F-2

Consolidated Balance Sheet as of September 30, 1998 and 1997              F-3 through
                                                                          F-4

Consolidated Income Statement for the years ended
        September 30, 1998, 1997 and 1996                                 F-5

Consolidated Statement of Cash Flows for the years ended
        September 30, 1998, 1997 and 1996                                 F-6 through
                                                                          F-7

Notes to Consolidated Financial Statements                                F-8 through
                                                                          F-25


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholder of Anchor National Life Insurance Company


In our opinion, the accompanying consolidated balance sheet and the related consolidated income statement and statement of cash flows present fairly, in all material respects, the financial position of Anchor National Life Insurance Company and its subsidiaries (the "Company") at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Los Angeles, California
November 9, 1998

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

                           CONSOLIDATED BALANCE SHEET


                                                                           At September 30,
                                                                 -----------------------------------
                                                                       1998                1997
                                                                 ---------------     ---------------
ASSETS

Investments:
  Cash and short-term investments                                $   333,735,000      $   113,580,000
  Bonds, notes and redeemable
     preferred stocks available for
     sale, at fair value (amortized
     cost: 1998, $1,934,863,000;
     1997, $1,942,485,000)                                         1,954,754,000        1,986,194,000
  Mortgage loans                                                     391,448,000          339,530,000
  Common stocks available for sale,
     at fair value (cost: 1998,
     $115,000; 1997, $271,000)                                           169,000            1,275,000
  Real estate                                                         24,000,000           24,000,000
  Other invested assets                                               30,636,000          143,722,000
                                                                 ---------------      ---------------
  Total investments                                                2,734,742,000        2,608,301,000

Variable annuity assets held in
   separate accounts                                              11,133,569,000        9,343,200,000
Accrued investment income                                             26,408,000           21,759,000
Deferred acquisition costs                                           539,850,000          536,155,000
Income taxes currently receivable                                      5,869,000                  ---
Other assets                                                          85,926,000           61,524,000
                                                                 ---------------      ---------------

TOTAL ASSETS                                                     $14,526,364,000      $12,570,939,000
                                                                 ===============      ===============



                             See accompanying notes

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

                                                                        At September 30,
                                                               -------------------------------------
                                                                     1998                  1997
                                                               ---------------       ---------------

LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts                          $ 2,189,272,000       $ 2,098,803,000
  Reserves for guaranteed investment
    contracts                                                       282,267,000           295,175,000
  Payable to brokers for purchases of
    securities                                                       27,053,000               263,000
  Income taxes currently payable                                            ---            32,265,000
  Other liabilities                                                 106,594,000           122,728,000
                                                                ---------------       ---------------
  Total reserves, payables
    and accrued liabilities                                       2,605,186,000         2,549,234,000
                                                                ---------------       ---------------
Variable annuity liabilities related to
   separate accounts                                             11,133,569,000         9,343,200,000
                                                                ---------------       ---------------
Subordinated notes payable to Parent                                 39,182,000            36,240,000
                                                                ---------------       ---------------
Deferred income taxes                                                95,758,000            67,047,000
                                                                ---------------       ---------------
Shareholder's equity:
  Common Stock                                                        3,511,000             3,511,000
  Additional paid-in capital                                        308,674,000           308,674,000
  Retained earnings                                                 332,069,000           244,628,000
  Net unrealized gains on debt and equity
    securities available for sale                                     8,415,000            18,405,000
                                                                ---------------       ---------------
  Total shareholder's equity                                        652,669,000           575,218,000
                                                                ---------------       ---------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                      $14,526,364,000       $12,570,939,000
                                                                ===============       ===============



                             See accompanying notes

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

                          CONSOLIDATED INCOME STATEMENT


                                                            Years ended September 30,
                                          -----------------------------------------------------------
                                              1998                    1997                  1996
                                          -------------          -------------          -------------
Investment income                         $ 221,966,000          $ 210,759,000          $ 164,631,000
                                          -------------          -------------          -------------
Interest expense on:
  Fixed annuity contracts                  (112,695,000)          (109,217,000)           (82,690,000)
  Guaranteed investment contracts           (17,787,000)           (22,650,000)           (19,974,000)
  Senior indebtedness                        (1,498,000)            (2,549,000)            (2,568,000)
  Subordinated notes payable
    to Parent                                (3,114,000)            (3,142,000)            (2,556,000)
                                          -------------          -------------          -------------
  Total interest expense                   (135,094,000)          (137,558,000)          (107,788,000)
                                          -------------          -------------          -------------
NET INVESTMENT INCOME                        86,872,000             73,201,000             56,843,000
                                          -------------          -------------          -------------
NET REALIZED INVESTMENT GAINS
  (LOSSES)                                   19,482,000            (17,394,000)           (13,355,000)
                                          -------------          -------------          -------------
Fee income:
  Variable annuity fees                     200,867,000            139,492,000            103,970,000
  Net retained commissions                   48,561,000             39,143,000             31,548,000
  Asset management fees                      29,592,000             25,764,000             25,413,000
  Surrender charges                           7,404,000              5,529,000              5,184,000
  Other fees                                  3,938,000              3,218,000              3,390,000
                                          -------------          -------------          -------------
TOTAL FEE INCOME                            290,362,000            213,146,000            169,505,000
                                          -------------          -------------          -------------

GENERAL AND ADMINISTRATIVE
  EXPENSES                                  (96,102,000)           (98,802,000)           (81,552,000)
                                          -------------          -------------          -------------
AMORTIZATION OF DEFERRED
  ACQUISITION COSTS                         (72,713,000)           (66,879,000)           (57,520,000)
                                          -------------          -------------          -------------
ANNUAL COMMISSIONS                          (18,209,000)            (8,977,000)            (4,613,000)
                                          -------------          -------------          -------------

PRETAX INCOME                               209,692,000             94,295,000             69,308,000

Income tax expense                          (71,051,000)           (31,169,000)           (24,252,000)
                                          -------------          -------------          -------------

NET INCOME                                $ 138,641,000          $  63,126,000          $  45,056,000
                                          =============          =============          =============



                             See accompanying notes

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                               Years ended September 30,
                                              -----------------------------------------------------------------
                                                    1998                    1997                     1996
                                              ---------------          ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $   138,641,000          $    63,126,000          $    45,056,000
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Interest credited to:
        Fixed annuity contracts                   112,695,000              109,217,000               82,690,000
        Guaranteed investment
            contracts                              17,787,000               22,650,000               19,974,000
      Net realized investment
          (gains)losses                           (19,482,000)              17,394,000               13,355,000
      Amortization (accretion) of
          net premiums (discounts)
          on investments                              447,000              (18,576,000)              (8,976,000)
      Amortization of goodwill                      1,422,000                1,187,000                1,169,000
      Provision for deferred
        income taxes                               34,087,000              (16,024,000)              (3,351,000)
  Change in:
    Accrued investment income                      (4,649,000)              (2,084,000)              (5,483,000)
    Deferred acquisition costs                   (160,926,000)            (113,145,000)             (60,941,000)
    Other assets                                  (19,374,000)             (14,598,000)              (8,000,000)
    Income taxes currently payable                (38,134,000)              10,779,000                5,766,000
    Other liabilities                              (2,248,000)              14,187,000                5,474,000
  Other, net                                       (5,599,000)                 418,000                 (129,000)
                                              ---------------          ---------------          ---------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                       54,667,000               74,531,000               86,604,000
                                              ---------------          ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Premium receipts on:
    Fixed annuity contracts                     1,512,994,000            1,097,937,000              741,774,000
    Guaranteed investment contracts                 5,619,000               55,000,000              134,967,000
  Net exchanges from the fixed
    accounts of variable annuity
    contracts                                  (1,303,790,000)            (620,367,000)            (236,705,000)
  Withdrawal payments on:
    Fixed annuity contracts                      (191,690,000)            (242,589,000)            (263,614,000)
    Guaranteed investment contracts               (36,313,000)            (198,062,000)             (16,492,000)
  Claims and annuity payments on
    fixed annuity contracts                       (40,589,000)             (35,731,000)             (31,107,000)
  Net receipts from (repayments of)
    other short-term financings                   (10,944,000)              34,239,000             (119,712,000)
  Net receipts from a modified
    coinsurance transaction                       166,631,000                       --                       --
  Capital contributions received                           --               28,411,000               27,387,000
  Dividends paid                                  (51,200,000)             (25,500,000)             (29,400,000)
                                              ---------------          ---------------          ---------------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                             50,718,000               93,338,000              207,098,000
                                              ---------------          ---------------          ---------------

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

                                                                 Years ended September 30,
                                            -----------------------------------------------------------------
                                                  1998                     1997                     1996
                                            ---------------          ---------------          ---------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Purchases of:
      Bonds, notes and redeemable
          preferred stocks                  $(1,970,502,000)         $(2,566,211,000)         $(1,937,890,000)
      Mortgage loans                           (131,386,000)            (266,771,000)             (15,000,000)
      Other investments, excluding
          short-term investments                         --              (75,556,000)             (36,770,000)
    Sales of:
      Bonds, notes and redeemable
          preferred stocks                    1,602,079,000            2,299,063,000            1,241,928,000
    Real estate                                          --                       --                  900,000
    Other investments, excluding
        short-term investments                   42,458,000                6,421,000                4,937,000
    Redemptions and maturities of:
      Bonds, notes and redeemable
          preferred stocks                      424,393,000              376,847,000              288,969,000
      Mortgage loans                             80,515,000               25,920,000               11,324,000
      Other investments, excluding
          short-term investments                 67,213,000               23,940,000               20,749,000
                                            ---------------          ---------------          ---------------
NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                          114,770,000             (176,347,000)            (420,853,000)
                                            ---------------          ---------------          ---------------
NET INCREASE (DECREASE) IN CASH
  AND SHORT-TERM INVESTMENTS                    220,155,000               (8,478,000)            (127,151,000)

CASH AND SHORT-TERM INVESTMENTS
  AT BEGINNING OF PERIOD                        113,580,000              122,058,000              249,209,000
                                            ---------------          ---------------          ---------------
CASH AND SHORT-TERM INVESTMENTS
  AT END OF PERIOD                          $   333,735,000          $   113,580,000          $   122,058,000
                                            ===============          ===============          ===============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness             $     3,912,000          $     7,032,000          $     5,982,000
                                            ===============          ===============          ===============
  Net income taxes paid                     $    74,932,000          $    36,420,000          $    22,031,000
                                            ===============          ===============          ===============


                             See accompanying notes

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      NATURE OF OPERATIONS

        Anchor National Life Insurance Company (the "Company") is a wholly owned indirect subsidiary of SunAmerica Inc. (the "Parent"). The Company is an Arizona-domiciled life insurance company and conducts its business through three segments: annuity operations, asset management operations and broker-dealer operations. Annuity operations include the sale and administration of fixed and variable annuities and guaranteed investment contracts. Asset management operations, which includes the sale and management of mutual funds, is conducted by SunAmerica Asset Management Corp. Broker-dealer operations include the sale of securities and financial services products, and are conducted by Royal Alliance Associates, Inc.

        The operations of the Company are influenced by many factors, including general economic conditions, monetary and fiscal policies of the federal government, and policies of state and other regulatory authorities. The level of sales of the Company's financial products is influenced by many factors, including general market rates of interest, strength, weakness and volatility of equity markets, and terms and conditions of competing financial products. The Company is exposed to the typical risks normally associated with a portfolio of fixed-income securities, namely interest rate, option, liquidity and credit risk. The Company controls its exposure to these risks by, among other things, closely monitoring and matching the duration of its assets and liabilities, monitoring and limiting prepayment and extension risk in its portfolio, maintaining a large percentage of its portfolio in highly liquid securities, and engaging in a disciplined process of underwriting, reviewing and monitoring credit risk. The Company also is exposed to market risk, as market volatility may result in reduced fee income in the case of assets managed in mutual funds and held in separate accounts.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION: The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the 1998 presentation.

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

        Bonds, notes and redeemable preferred stocks available for sale and common stocks are carried at aggregate fair value and changes in unrealized gains

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

        Realized gains and losses on the sale of investments are recognized in operations at the date of sale and are determined by using the specific cost identification method. Premiums and discounts on investments are amortized to investment income by using the interest method over the contractual lives of the investments.

        INTEREST RATE SWAP AGREEMENTS: The net differential to be paid or received on interest rate swap agreements ("Swap Agreements") entered into to reduce the impact of changes in interest rates is recognized over the lives of the agreements, and such differential is classified as Investment Income or Interest Expense in the income statement. Initially, Swap Agreements are designated as hedges and, therefore, are not marked to market. However, when a hedged asset/liability is sold or repaid before the related Swap Agreement matures, the Swap Agreement is marked to market and any gain/loss is classified with any gain/loss realized on the disposition of the hedged asset/liability. Subsequently, the Swap Agreement is marked to market and the resulting change in fair value is included in Investment Income in the income statement. When a Swap Agreement that is designated as a hedge is terminated before its contractual maturity, any resulting gain/loss is credited/charged to the carrying value of the asset/liability that it hedged and is treated as a premium/discount for the remaining life of the asset/liability.

        DEFERRED ACQUISITION COSTS: Policy acquisition costs are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the annuity contracts. Estimated gross profits are composed of net interest income, net realized investment gains and losses, variable annuity fees, surrender charges and direct administrative expenses. Costs incurred to sell mutual funds are also deferred and amortized over the estimated lives of the funds obtained. Deferred acquisition costs ("DAC") consist of commissions and other costs that vary with, and are primarily related to, the production or acquisition of new business.

        As debt and equity securities available for sale are carried at aggregate fair value, an adjustment is made to DAC equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains/losses on debt and equity

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        securities available for sale that is credited or charged directly to shareholder's equity. DAC has been decreased by $7,000,000 at September 30, 1998 and $16,400,000 at September 30, 1997 for this adjustment.

        VARIABLE ANNUITY ASSETS AND LIABILITIES: The assets and liabilities resulting from the receipt of variable annuity premiums are segregated in separate accounts. The Company receives administrative fees for managing the funds and other fees for assuming mortality and certain expense risks. Such fees are included in Variable Annuity Fees in the income statement.

        GOODWILL: Goodwill, amounting to $23,339,000 at September 30, 1998, is amortized by using the straight-line method over periods averaging 25 years and is included in Other Assets in the balance sheet. Goodwill is evaluated for impairment when events or changes in economic conditions indicate that the carrying amount may not be recoverable.

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

        FEE INCOME: Variable annuity fees, asset management fees and surrender charges are recorded in income as earned. Net retained commissions are recognized as income on a trade date basis.

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

        RECENTLY ISSUED ACCOUNTING STANDARDS: In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131").

        SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for the Company as of October 1, 1998 and is not included in these financial statements.

        SFAS 131 establishes standards for the disclosure of information about the Company's operating segments. SFAS 131 is effective for the year ending September 30, 1999 and is not included in these financial statements.

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Implementation of SFAS 130 and SFAS 131 will not have an impact on the Company's results of operations, financial condition or liquidity.

        In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133 is effective for the Company as of October 1, 1999 and is not included in these financial statements. The Company has not completed its analysis of the effect of SFAS 133, but management believes that it will not have a material impact on the Company's results of operations, financial condition or liquidity.

3.      INVESTMENTS

        The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks available for sale by major category follow:

                                                                           Estimated
                                                    Amortized                fair
                                                      cost                   value
                                                  --------------         --------------
        AT SEPTEMBER 30, 1998:

          Securities of the United States
            Government                            $   84,377,000         $   88,239,000
          Mortgage-backed securities                 569,613,000            584,007,000
          Securities of public utilities             108,431,000            106,065,000
          Corporate bonds and notes                  883,890,000            884,209,000
          Redeemable preferred stocks                  6,125,000              6,888,000
          Other debt securities                      282,427,000            285,346,000
                                                  --------------         --------------
            Total                                 $1,934,863,000         $1,954,754,000
                                                  ==============         ==============
        AT SEPTEMBER 30, 1997:

          Securities of the United States
            Government                            $   18,496,000         $   18,962,000
          Mortgage-backed securities                 636,018,000            649,196,000
          Securities of public utilities              22,792,000             22,893,000
          Corporate bonds and notes                  984,573,000          1,012,559,000
          Redeemable preferred stocks                  6,125,000              6,681,000
          Other debt securities                      274,481,000            275,903,000
                                                  --------------         --------------
            Total                                 $1,942,485,000         $1,986,194,000
                                                  ==============         ==============


                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

3.      INVESTMENTS (continued)

        The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks available for sale by contractual maturity, as of September 30, 1998, follow:

                                                                        Estimated
                                                Amortized                fair
                                                  cost                   value
                                              --------------         --------------
         Due in one year or less              $   19,124,000         $   19,319,000
         Due after one year through
           five years                            313,396,000            318,943,000
         Due after five years through
           ten years                             744,740,000            750,286,000
         Due after ten years                     287,990,000            282,199,000
         Mortgage-backed securities              569,613,000            584,007,000
                                              --------------         --------------
           Total                              $1,934,863,000         $1,954,754,000
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

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

3.      INVESTMENTS (continued)

        Gross unrealized gains and losses on bonds, notes and redeemable preferred stocks available for sale by major category follow:

                                                     Gross                Gross
                                                   unrealized           unrealized
                                                     gains                losses
                                                  ------------         ------------
        AT SEPTEMBER 30, 1998:

          Securities of the United States
            Government                            $  3,862,000         $         --
          Mortgage-backed securities                15,103,000             (709,000)
          Securities of public utilities             2,420,000           (4,786,000)
          Corporate bonds and notes                 31,795,000          (31,476,000)
          Redeemable preferred stocks                  763,000                   --
          Other debt securities                      5,235,000           (2,316,000)
                                                  ------------         ------------
            Total                                 $ 59,178,000         $(39,287,000)
                                                  ============         ============


        AT SEPTEMBER 30, 1997:

          Securities of the United States
            Government                            $    498,000         $    (32,000)
          Mortgage-backed securities                14,998,000           (1,820,000)
          Securities of public utilities               141,000              (40,000)
          Corporate bonds and notes                 28,691,000             (705,000)
          Redeemable preferred stocks                  556,000                   --
          Other debt securities                      1,569,000             (147,000)
                                                  ------------         ------------
            Total                                 $ 46,453,000         $ (2,744,000)
                                                  ============         ============


        Gross unrealized gains on equity securities available for sale aggregated $54,000 and $1,004,000 at September 30, 1998 and 1997,
        respectively. There were no unrealized losses at September 30, 1998 and 1997.

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

3.      INVESTMENTS (continued)

        Gross realized investment gains and losses on sales of investments are as follows:


                                                                Years ended September 30,
                                                --------------------------------------------------------
                                                    1998                  1997                  1996
                                                ------------          ------------          ------------
        BONDS, NOTES AND REDEEMABLE
          PREFERRED STOCKS:
          Realized gains                        $ 28,086,000          $ 22,179,000          $ 14,532,000
          Realized losses                         (4,627,000)          (25,310,000)          (10,432,000)

        COMMON STOCKS:
          Realized gains                             337,000             4,002,000               511,000
          Realized losses                                 --              (312,000)           (3,151,000)

        OTHER INVESTMENTS:
          Realized gains                           8,824,000             2,450,000             1,135,000

        IMPAIRMENT WRITEDOWNS                    (13,138,000)          (20,403,000)          (15,950,000)
                                                ------------          ------------          ------------
          Total net realized
            investment gains and losses         $ 19,482,000          $(17,394,000)         $(13,355,000)
                                                ============          ============          ============

        The sources and related amounts of investment income are as follows:

                                                              Years ended September 30,
                                              -----------------------------------------------------------
                                                  1998                   1997                   1996
                                              -------------          -------------          -------------
        Short-term investments                $  12,524,000          $  11,780,000          $  10,647,000
        Bonds, notes and
          redeemable preferred stocks           156,140,000            163,038,000            140,387,000
        Mortgage loans                           29,996,000             17,632,000              8,701,000
        Common stocks                                34,000                 16,000                  8,000
        Real estate                                (467,000)              (296,000)              (196,000)
        Cost-method partnerships                 24,311,000              6,725,000              4,073,000
        Other invested assets                      (572,000)            11,864,000              1,011,000
                                              -------------          -------------          -------------
          Total investment income             $ 221,966,000          $ 210,759,000          $ 164,631,000
                                              =============          =============          =============


        Expenses incurred to manage the investment portfolio amounted to $1,910,000 for the year ended September 30, 1998, $2,050,000 for the year ended September 30, 1997, and $1,737,000 for the year ended September 30, 1996, and are included in General and Administrative Expenses in the income statement.

        At September 30, 1998, no investment exceeded 10% of the Company's consolidated shareholder's equity.

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

3.      INVESTMENTS (continued)

        At September 30, 1998, mortgage loans were collateralized by properties located in 29 states, with loans totaling approximately 21% of the aggregate carrying value of the portfolio secured by properties located in California and approximately 14% by properties located in New York. No more than 8% of the portfolio was secured by properties in any other single state.

        At September 30, 1998, bonds, notes and redeemable preferred stocks included $167,564,000 of bonds and notes not rated investment grade. The Company had no material concentrations of non-investment-grade assets at September 30, 1998.

        At September 30, 1998, the carrying value of investments in default as to the payment of principal or interest was $917,000, all of which were mortgage loans. Such nonperforming investments had an estimated fair value equal to their carrying value.

        As a component of its asset and liability management strategy, the Company utilizes Swap Agreements to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities to fixed-rate instruments. At September 30, 1998, the Company had one outstanding Swap Agreement with a notional principal amount of $21,538,000, which matures in December 2024. The net interest paid amounted to $278,000 and $125,000 for the years ended September 30, 1998 and 1997, respectively, and is included in Interest Expense on Guaranteed Investment Contracts in the income statement.

        At September 30, 1998, $5,154,000 of bonds, at amortized cost, were on deposit with regulatory authorities in accordance with statutory requirements.

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

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

4.      FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        CASH AND SHORT-TERM INVESTMENTS: Carrying value is considered to be a reasonable estimate of fair value.

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

        VARIABLE ANNUITY ASSETS HELD IN SEPARATE ACCOUNTS: Variable annuity assets are carried at the market value of the underlying securities.

        RESERVES FOR FIXED ANNUITY CONTRACTS: Deferred annuity contracts and single premium life contracts are assigned a fair value equal to current net surrender value. Annuitized contracts are valued based on the present value of future cash flows at current pricing rates.

        RESERVES FOR GUARANTEED INVESTMENT CONTRACTS: Fair value is based on the present value of future cash flows at current pricing rates and is net of the estimated fair value of a hedging Swap Agreement, determined from independent broker quotes.

        PAYABLE TO BROKERS FOR PURCHASES OF SECURITIES: Such obligations represent net transactions of a short-term nature for which the carrying value is considered a reasonable estimate of fair value.

        VARIABLE ANNUITY LIABILITIES RELATED TO SEPARATE ACCOUNTS: Fair values of contracts in the accumulation phase are based on net surrender values. Fair values of contracts in the payout phase are based on the present value of future cash flows at assumed investment rates.

        SUBORDINATED NOTES PAYABLE TO PARENT: Fair value is estimated based on the quoted market prices for similar issues.

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

4.      FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

        The estimated fair values of the Company's financial instruments at September 30, 1998 and 1997, compared with their respective carrying values, are as follows:


                                                             Carrying                 Fair
                                                              value                   value
                                                          ---------------         ---------------
        1998:

        ASSETS:
          Cash and short-term investments                 $   333,735,000         $   333,735,000
          Bonds, notes and redeemable
            preferred stocks                                1,954,754,000           1,954,754,000
          Mortgage loans                                      391,448,000             415,981,000
          Common stocks                                           169,000                 169,000
          Cost-method partnerships                              4,403,000              12,744,000
          Variable annuity assets held in
            separate accounts                              11,133,569,000          11,133,569,000

        LIABILITIES:
          Reserves for fixed annuity contracts              2,189,272,000           2,116,874,000
          Reserves for guaranteed investment
            contracts                                         282,267,000             282,267,000
          Payable to brokers for purchases
            of securities                                      27,053,000              27,053,000
          Variable annuity liabilities related
            to separate accounts                           11,133,569,000          10,696,607,000
          Subordinated notes payable to Parent                 39,182,000              40,550,000
                                                          ===============         ===============

        1997:

        ASSETS:
          Cash and short-term investments                 $   113,580,000         $   113,580,000
          Bonds, notes and redeemable
            preferred stocks                                1,986,194,000           1,986,194,000
          Mortgage loans                                      339,530,000             354,495,000
          Common stocks                                         1,275,000               1,275,000
          Cost-method partnerships                             46,880,000              84,186,000
          Variable annuity assets held in
            separate accounts                               9,343,200,000           9,343,200,000

        LIABILITIES:
          Reserves for fixed annuity contracts              2,098,803,000           2,026,258,000
          Reserves for guaranteed investment
            contracts                                         295,175,000             295,175,000
          Payable to brokers for purchases
            of securities                                         263,000                 263,000
          Variable annuity liabilities related to
            separate accounts                               9,343,200,000           9,077,200,000
          Subordinated notes payable to Parent                 36,240,000              37,393,000
                                                          ===============         ===============

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

5.      SUBORDINATED NOTES PAYABLE TO PARENT

        Subordinated notes and accrued interest payable to Parent totaled $39,182,000 at interest rates ranging from 8.5% to 9% at September 30, 1998, and require principal payments of $23,060,000 in 1999, $5,400,000 in 2000 and $10,000,000 in 2001.

6.      REINSURANCE

        On August 11, 1998, the Company entered into a modified coinsurance transaction, approved by the Arizona Department of Insurance, which involves the ceding of approximately $5,000,000,000 of variable annuities to ANLIC Insurance Company (Cayman), a Cayman Islands stock life insurance company, effective December 31, 1997. As a part of this transaction, the Company received cash amounting to approximately $188,700,000, and recorded a corresponding reduction of DAC related to the coinsured annuities.

        As payments are made to the reinsurer, the reduction of DAC is relieved. The net reduction in DAC at September 30, 1998 was $166,631,000. Certain expenses related to this transaction are being charged directly to DAC amortization in the income statement. The net effect of this transaction in the income statement is not material.

7.      CONTINGENT LIABILITIES

        The Company has entered into three agreements in which it has provided liquidity support for certain short-term securities of two municipalities by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. The maximum liability under these guarantees is $242,600,000. Management does not anticipate any material future losses with respect to these liquidity support facilities. An additional $51,000,000 has been committed to investments in the process of being funded or to be available in the case of certain natural disasters, for which the Company receives a fee.

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

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

8.      SHAREHOLDER'S EQUITY

        The Company is authorized to issue 4,000 shares of its $1,000 par value Common Stock. At September 30, 1998 and 1997, 3,511 shares were outstanding.

        Changes in shareholder's equity are as follows:


                                                                Years ended September 30,
                                               -----------------------------------------------------------
                                                   1998                   1997                   1996
                                               -------------          -------------          -------------
        ADDITIONAL PAID-IN CAPITAL:
          Beginning balances                   $ 308,674,000          $ 280,263,000          $ 252,876,000
          Capital contributions received                  --             28,411,000             27,387,000
                                               -------------          -------------          -------------
            Ending balances                    $ 308,674,000          $ 308,674,000          $ 280,263,000
                                               =============          =============          =============
        RETAINED EARNINGS:
          Beginning balances                   $ 244,628,000          $ 207,002,000          $ 191,346,000
          Net income                             138,641,000             63,126,000             45,056,000

          Dividend paid                          (51,200,000)           (25,500,000)           (29,400,000)
                                               -------------          -------------          -------------
            Ending balances                    $ 332,069,000          $ 244,628,000          $ 207,002,000
                                               =============          =============          =============


                                                               Years ended September 30,
                                               -----------------------------------------------------------
                                                     1998                  1997                  1996
                                               -------------          -------------          -------------
        NET UNREALIZED GAINS (LOSSES) ON
         DEBT AND EQUITY SECURITIES
         AVAILABLE FOR SALE:
           Beginning balances                  $  18,405,000          $ (5,521,000)         $ (5,673,000)
           Change in net unrealized
             gains (losses) on debt
             securities available
             for sale                            (23,818,000)           57,463,000            (2,904,000)
           Change in net unrealized
             gains (losses) on equity
             securities available for sale          (950,000)              (55,000)            3,538,000
           Change in adjustment to
             deferred acquisition costs            9,400,000           (20,600,000)             (400,000)
           Tax effects of net changes              5,378,000           (12,882,000)              (82,000)
                                               -------------          ------------          ------------
             Ending balances                   $   8,415,000          $ 18,405,000          $ (5,521,000)
                                               =============          ============          ============

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

8.   SHAREHOLDER'S EQUITY (continued)

     Dividends that the Company may pay to its shareholder in any year without prior approval of the Arizona Department of Insurance are limited by statute. The maximum amount of dividends which can be paid to shareholders of insurance companies domiciled in the state of Arizona without obtaining the prior approval of the Insurance Commissioner is limited to the lesser of either 10% of the preceding year's statutory surplus or the preceding year's statutory net gain from operations. Dividends in the amounts of $51,200,000, $25,500,000 and $29,400,000 were paid on June 4, 1998, April
     1, 1997 and March 18, 1996, respectively.

     Under statutory accounting principles utilized in filings with insurance regulatory authorities, the Company's net income for the nine months ended September 30, 1998 was $64,125,000. The statutory net income for the year ended December 31, 1997 was $74,407,000, and the statutory net income for the year ended December 31, 1996 was $27,928,000. The Company's statutory capital and surplus was $537,542,000 at September 30, 1998, $567,979,000 at December 31, 1997 and $311,176,000 at December 31, 1996.

9.   INCOME TAXES

     The components of the provisions for federal income taxes on pretax income consist of the following:


                                                      Net realized
                                                      investment
                                                     gains (losses)       Operations         Total
                                                     -------------       ------------     ------------
     1998:

     Currently payable                               $   4,221,000       $ 32,743,000     $ 36,964,000
     Deferred                                             (550,000)        34,637,000       34,087,000
                                                     -------------       ------------     ------------

       Total income tax expense                      $   3,671,000       $ 67,380,000     $ 71,051,000
                                                     =============       ============     ============
     1997:

     Currently payable                               $  (3,635,000)      $ 50,828,000     $ 47,193,000
     Deferred                                           (2,258,000)       (13,766,000)     (16,024,000)
                                                     -------------       ------------     ------------

       Total income tax expense                      $  (5,893,000)      $ 37,062,000     $ 31,169,000
                                                     =============       ============     ============
     1996:

     Currently payable                               $   5,754,000       $ 21,849,000     $ 27,603,000
     Deferred                                          (10,347,000)         6,996,000       (3,351,000)
                                                     -------------       ------------     ------------

       Total income tax expense                      $  (4,593,000)      $ 28,845,000     $ 24,252,000
                                                     =============       ============     ============

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

9.   INCOME TAXES (continued)

     Income taxes computed at the United States federal income tax rate of 35% and income taxes provided differ as follows:

                                                              Years ended September 30,
                                              --------------------------------------------------------
                                                  1998                  1997                  1996
                                              ------------          ------------          ------------
     Amount computed at
         statutory rate                       $ 73,392,000          $ 33,003,000          $ 24,258,000
       Increases (decreases)
         resulting from:
           Amortization of differences
             between book and tax
             bases of net assets
             acquired                              460,000               666,000               464,000
           State income taxes, net of
             federal tax benefit                 5,530,000             1,950,000             2,070,000
           Dividends-received deduction         (7,254,000)           (4,270,000)           (2,357,000)
           Tax credits                          (1,296,000)             (318,000)             (257,000)
           Other, net                              219,000               138,000                74,000
                                              ------------          ------------          ------------
              Total income tax expense        $ 71,051,000          $ 31,169,000          $ 24,252,000
                                              ============          ============          ============

     For United States federal income tax purposes, certain amounts from life insurance operations are accumulated in a memorandum policyholders' surplus account and are taxed only when distributed to shareholders or when such account exceeds prescribed limits. The accumulated policyholders' surplus was $14,300,000 at September 30, 1998. The Company does not anticipate any transactions which would cause any part of this surplus to be taxable.

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

9.   INCOME TAXES (continued)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The significant components of the liability for Deferred Income Taxes are as follows:


                                                        September 30,
                                              ------------------------------------
                                                   1998                   1997
                                              -------------          -------------
     DEFERRED TAX LIABILITIES:
     Investments                              $  17,643,000          $  13,160,000
     Deferred acquisition costs                 223,392,000            154,949,000
     State income taxes                           2,873,000              1,777,000
     Other liabilities                              144,000                     --
     Net unrealized gains on debt
       and equity securities
       available for sale                         4,531,000              9,910,000
                                              -------------          -------------
       Total deferred tax liabilities           248,583,000            179,796,000
                                              -------------          -------------

     DEFERRED TAX ASSETS:
     Contractholder reserves                   (149,915,000)          (108,090,000)
     Guaranty fund assessments                   (2,910,000)            (2,707,000)
     Other assets                                        --             (1,952,000)
                                              -------------          -------------
       Total deferred tax assets               (152,825,000)          (112,749,000)
                                              -------------          -------------

       Deferred income taxes                  $  95,758,000          $  67,047,000
                                              =============          =============

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

10. RELATED-PARTY MATTERS

     The Company pays commissions to five affiliated companies, SunAmerica Securities, Inc., Advantage Capital Corp., Financial Services Corp., Sentra Securities Corp. and Spelman & Co. Inc. Commissions paid to these broker-dealers totaled $32,946,000 in 1998, $25,492,000 in 1997, and
     $16,906,000 in 1996. These broker-dealers, when combined with the Company's wholly owned broker-dealer, represent a significant portion of the Company's business, amounting to approximately 33.6%, 36.1%, and 38.3% of premiums in 1998, 1997, and 1996, respectively. The Company also sells its products through unaffiliated broker-dealers, the largest two of which represented approximately 17.3% and 8.4% of premiums in 1998, 19.2% and 10.1% in 1997, and 19.7% and 10.2% in 1996, respectively.

     The Company purchases administrative, investment management, accounting, marketing and data processing services from SunAmerica Financial, whose purpose is to provide services to the Company and its affiliates. Amounts paid for such services totaled $84,975,000 for the year ended September 30, 1998, $86,116,000 for the year ended September 30, 1997 and $65,351,000 for the year ended September 30, 1996. The marketing component of such costs during these periods amounted to $39,482,000, $31,968,000 and $17,442,000, respectively, and are deferred and amortized as part of Deferred Acquisition Costs. The other components of such costs are included in General and Administrative Expenses in the income statement.

     The Parent made a capital contribution of $28,411,000 in December 1996 to the Company, through the Company's direct parent, in exchange for the termination of its guaranty with respect to certain real estate owned in Arizona. Accordingly, the Company reduced the carrying value of this real estate to estimated fair value to reflect the termination of the guaranty.

     During the year ended September 30, 1998, the Company sold various invested assets to the Parent for cash equal to their current market value of $64,431,000. The Company recorded a net gain aggregating $16,388,000 on such transactions.

     During the year ended September 30, 1998, the Company purchased certain invested assets from the Parent, SunAmerica Life Insurance Company and CalAmerica Life Insurance Company for cash equal to their current market value, which aggregated $20,666,000, $10,468,000 and $61,000, respectively.

     During the year ended September 30, 1997, the Company sold various invested assets to SunAmerica Life Insurance Company and to CalAmerica Life Insurance Company for cash equal to their current market value of $15,776,000 and $15,000, respectively. The Company recorded a net gain aggregating $276,000 on such transactions.

     During the year ended September 30, 1997, the Company purchased certain invested assets from SunAmerica Life Insurance Company and CalAmerica Life Insurance Company for cash equal to their current market value of $8,717,000 and $284,000, respectively.

     During the year ended September 30, 1996, the Company sold various invested assets to the Parent and to SunAmerica Life Insurance Company for cash equal to their current market value of $274,000 and $47,321,000, respectively. The Company recorded a net loss aggregating $3,000 on such transactions.

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

10. RELATED-PARTY MATTERS (continued)

     During the year ended September 30, 1996, the Company purchased certain invested assets from SunAmerica Life Insurance Company for cash equal to their current market value, which aggregated $28,379,000.

11. BUSINESS SEGMENTS

     Summarized data for the Company's business segments follow:


                                                                  Total
                                                               depreciation
                                                                   and
                                          Total                amortization               Pretax                  Total
                                         revenues                 expense                 income                  assets
                                      ---------------         ---------------         ---------------         ---------------
     1998:
     Annuity operations               $   443,407,000         $    60,731,000         $   178,120,000         $14,366,018,000
     Broker-dealer operations              47,363,000               1,770,000              22,401,000              55,870,000
     Asset management
       operations                          41,040,000              14,780,000               9,171,000             104,476,000
                                      ---------------         ---------------         ---------------         ---------------
     Total                            $   531,810,000         $    77,281,000         $   209,692,000         $14,526,364,000
                                      ===============         ===============         ===============         ===============


     1997:
     Annuity operations               $   332,845,000         $    55,675,000         $    74,792,000         $12,438,021,000
     Broker-dealer operations              38,005,000                 689,000              16,705,000              51,400,000
     Asset management
       operations                          35,661,000              16,357,000               2,798,000              81,518,000
                                      ---------------         ---------------         ---------------         ---------------
     Total                            $   406,511,000         $    72,721,000         $    94,295,000         $12,570,939,000
                                      ===============         ===============         ===============         ===============


     1996:
     Annuity operations               $   256,681,000         $    43,974,000         $    53,827,000         $ 9,092,770,000
     Broker-dealer operations              31,053,000                 449,000              13,033,000              37,355,000
     Asset management
       operations                          33,047,000              18,295,000               2,448,000              74,410,000
                                      ---------------         ---------------         ---------------         ---------------
     Total                            $   320,781,000         $    62,718,000         $    69,308,000         $ 9,204,535,000
                                      ===============         ===============         ===============         ===============


12. SUBSEQUENT EVENTS

     On July 15, 1998, the Company entered into a definitive agreement to acquire the individual life business and the individual and group annuity business of MBL Life Assurance Corporation ("MBL Life") via a 100% coinsurance transaction for approximately $130,000,000 in cash. The transaction will include approximately $2,000,000,000 of universal life reserves and $3,000,000,000 of fixed annuity reserves. The Company plans to reinsure a large portion of the mortality risk

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

12. SUBSEQUENT EVENTS (Continued)

     associated with the acquired block of universal life business. Completion of this acquisition is expected by the end of calendar year 1998 and is subject to customary conditions and required approvals. Included in this block of business is approximately $250,000,000 of individual life business and $500,000,000 of group annuity business whose contract owners are residents of New York State ("the New York Business"). Approximately six months subsequent to completion of the transaction, the New York Business will be acquired by the Company's New York affiliate, First SunAmerica Life Insurance Company, and the remainder of the business will be acquired by the Company via assumption reinsurance agreements between MBL Life and the respective companies, which will supersede the coinsurance agreement. The $130,000,000 purchase price will be allocated between the Company and its affiliate based on their respective assumed life insurance reserves.

     On August 20, 1998, the Parent announced that it has entered into a definite agreement to merge with and into American International Group, Inc. ("AIG"). Under the terms of the agreement, each share of the Parent's common stock (including Nontransferable Class B) will be exchanged for
     0.855 shares of AIG's common stock. The transaction will be treated as a pooling of interests for accounting purposes and will be a tax-free reorganization. The transaction was approved by both the Parent's and AIG's shareholders on November 18, 1998, and, subject to various regulatory approvals, will be completed in late 1998 or early 1999.

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                             LIST OF EXHIBITS FILED




Exhibit
  No.                                   Description
-------                                 -----------

 10(g)         Subordinated Loan Agreement for Equity Capital, dated as of
               August 25, 1998, between the Company's subsidiary, SACS, and SAI, defining SAI's rights with respect to the 8.5% notes due October
               30, 2001.

 10(h) Asset Lease Agreement, dated June 26, 1998, between the Company and Aurora National Life Assurance Company ("Aurora") relating to a lease from Aurora of certain information relating to single premium deferred annuities.

 21            Subsidiaries of the Company.

 27            Financial Data Schedule.
