Form 10-Q
period 1998-12-31
ANCHOR NATIONAL LIFE INSURANCE CO
filed 1999-02-16
CIK 6342

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

(Mark  One)
/  /   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15 (d) OF THE SECURITIES
      EXCHANGE  ACT  OF  1934

                                       OR

/X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For  the  transition  period  from  October  1,  1998 to December 31, 1998


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


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS Yes x No ___
                                                    --

     THE  NUMBER  OF  SHARES  OUTSTANDING  OF  THE  REGISTRANT'S COMMON STOCK ON
FEBRUARY  12,  1999  WAS  AS  FOLLOWS:

Common  Stock  (par  value  $1,000 per share)           3,511 shares outstanding


                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

                                      INDEX



                                                                Page
                                                              Number(s)
                                                              ---------
Part I - Financial Information

      Consolidated Balance Sheet (Unaudited) -
      December 31, 1998 and September 30, 1998                      3-4

      Consolidated Statement of Income and Comprehensive
      Income (Unaudited) - Three Months Ended December 31,
      1998 and 1997                                                   5

      Consolidated Statement of Cash Flows (Unaudited) -
      Three Months Ended December 31, 1998 and 1997                 6-7

      Notes to Consolidated Financial Statements (Unaudited)          8

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                          9-25

      Quantitative and Qualitative Disclosures About
      Market Risk                                                    26

Part II - Other Information                                          27





























































                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                              December 31,    September 30,
                                                      1998             1998
                                           ---------------  ---------------
ASSETS

Investments:
  Cash and short-term investments          $ 3,303,454,000  $   333,735,000
  Bonds, notes and redeemable
    preferred stocks available for sale,
    at fair value (amortized cost:
    December 1998, $4,252,740,000;
    September 1998, $1,934,863,000)          4,248,840,000    1,954,754,000
  Mortgage loans                               388,780,000      391,448,000
  Policy loans                                 320,688,000       11,197,000
  Common stocks available for sale,
    at fair value (cost: December 1998,
    $1,409,000; September 1998, $115,000)        1,419,000          169,000
  Real estate                                   24,000,000       24,000,000
  Other invested assets                         19,762,000       19,439,000
                                           ---------------  ---------------

  Total investments                          8,306,943,000    2,734,742,000

Variable annuity assets held in separate
  accounts                                  13,767,213,000   11,133,569,000
Accrued investment income                       73,441,000       26,408,000
Deferred acquisition costs                     866,053,000      539,850,000
Income taxes currently receivable                      ---        5,869,000
Receivable from brokers for sales of
  securities                                    22,826,000       23,904,000
Other assets                                   109,857,000       85,926,000
                                           ---------------  ---------------

TOTAL ASSETS                               $23,146,333,000  $14,550,268,000
                                           ===============  ===============















































See accompanying notes


                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                     CONSOLIDATED BALANCE SHEET (Continued)
                                   (Unaudited)



                                                  December 31,    September 30,
                                                          1998             1998
                                              ----------------  ---------------
LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts        $ 5,485,272,000   $ 2,189,272,000
  Reserves for universal life insurance
    contracts                                   2,317,365,000               ---
  Reserves for guaranteed investment
    contracts                                     353,137,000       282,267,000
  Payable to brokers for purchases of
    securities                                            ---        50,957,000
  Income taxes currently payable                   11,123,000               ---
  Other liabilities                               150,058,000       106,594,000
                                              ----------------  ---------------

  Total reserves, payables
    and accrued liabilities                     8,316,955,000     2,629,090,000
                                              ----------------  ---------------

Variable annuity liabilities related to
  separate accounts                            13,767,213,000    11,133,569,000
                                              ----------------  ---------------

Subordinated notes payable to affiliates          209,367,000        39,182,000
                                              ----------------  ---------------

Deferred income taxes                             105,772,000        95,758,000
                                              ----------------  ---------------

Shareholder's equity:
  Common Stock                                      3,511,000         3,511,000
  Additional paid-in capital                      378,674,000       308,674,000
  Retained earnings                               366,460,000       332,069,000
  Accumulated other comprehensive
    income (loss)                                  (1,619,000)        8,415,000
                                              ----------------  ---------------

  Total shareholder's equity                      747,026,000       652,669,000
                                              ----------------  ---------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY    $23,146,333,000   $14,550,268,000
                                              ================  ===============





































See accompanying notes


                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
              For the three months ended December 31, 1998 and 1997
                                   (Unaudited)



                                                      1998           1997
                                             -------------  -------------
Investment income                            $ 54,278,000   $ 59,855,000
                                             -------------  -------------

Interest expense on:
  Fixed annuity contracts                     (22,828,000)   (27,821,000)
  Guaranteed investment contracts              (3,980,000)    (4,550,000)
  Senior indebtedness                             (34,000)      (193,000)
  Subordinated notes payable to affiliates       (471,000)      (809,000)
                                             -------------  -------------

  Total interest expense                      (27,313,000)   (33,373,000)
                                             -------------  -------------

NET INVESTMENT INCOME                          26,965,000     26,482,000
                                             -------------  -------------

NET REALIZED INVESTMENT GAINS                     271,000     20,935,000
                                             -------------  -------------

Fee income:
  Variable annuity fees                        58,806,000     44,364,000
  Net retained commissions                     11,479,000     10,461,000
  Asset management fees                         8,068,000      6,903,000
  Surrender charges                             3,239,000      1,289,000
  Other fees                                    1,738,000        967,000
                                             -------------  -------------

TOTAL FEE INCOME                               83,330,000     63,984,000
                                             -------------  -------------

GENERAL AND ADMINISTRATIVE EXPENSES           (22,375,000)   (23,019,000)
                                             -------------  -------------

AMORTIZATION OF DEFERRED ACQUISITION COSTS    (27,070,000)   (17,202,000)
                                             -------------  -------------

ANNUAL COMMISSIONS                             (6,624,000)    (3,526,000)
                                             -------------  -------------

PRETAX INCOME                                  54,497,000     67,654,000

Income tax expense                            (20,106,000)   (23,306,000)
                                             -------------  -------------

NET INCOME                                     34,391,000     44,348,000

Other comprehensive income, net of tax:

Net unrealized gains on bonds and notes
  available for sale:
    Net unrealized gains identified in the
      current period                           (8,920,000)    15,841,000
    Less reclassification adjustment for
      net realized gains included in net
      income                                   (1,114,000)   (16,591,000)
                                             -------------  -------------

OTHER COMPREHENSIVE INCOME (LOSS)             (10,034,000)      (750,000)
                                             -------------  -------------

COMPREHENSIVE INCOME                         $ 24,357,000   $ 43,598,000
                                             =============  =============

















See accompanying notes


                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the three months ended December 31, 1998 and 1997
                                   (Unaudited)



                                                        1998            1997
                                             ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $   34,391,000   $  44,348,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Interest credited to:
      Fixed annuity contracts                     22,828,000      27,821,000
      Guaranteed investment contracts              3,980,000       4,550,000
    Net realized investment gains                   (271,000)    (20,935,000)
    Amortization (accretion) of net premiums
      (discounts) on investments                  (1,199,000)      1,966,000
    Amortization of goodwill                         356,000         293,000
    Provision for deferred income taxes           15,417,000       1,682,000
Change in:
  Accrued investment income                       (1,512,000)     (1,569,000)
  Deferred acquisition costs                     (37,562,000)    (28,376,000)
  Other assets                                   (21,070,000)    (10,320,000)
  Income taxes currently payable                  16,992,000      20,953,000
  Other liabilities                                4,278,000      (4,036,000)
Other, net                                         6,038,000         126,000
                                              ---------------  --------------

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                      42,666,000      36,503,000
                                              ---------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable preferred
      stocks                                    (392,515,000)   (456,172,000)
    Mortgage loans                                (4,962,000)            ---
    Other investments, excluding short-term
      investments                                 (1,992,000)            ---
  Sales of:
    Bonds, notes and redeemable preferred
      stocks                                     265,039,000     288,402,000
    Other investments, excluding short-term
      investments                                    142,000      43,135,000
  Redemptions and maturities of:
    Bonds, notes and redeemable preferred
      stocks                                      37,290,000     214,105,000
    Mortgage loans                                 7,699,000       5,996,000
    Other investments, excluding short-term
      investments                                    853,000      67,475,000
  Cash and short-term investments acquired
    in coinsurance transaction with
    MBL Life Assurance Corporation             3,083,211,000             ---
                                              ---------------  --------------

NET CASH PROVIDED BY INVESTING ACTIVITIES      2,994,765,000     162,941,000
                                              ---------------  --------------




























See accompanying notes


                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
              For the three months ended December 31, 1998 and 1997
                                   (Unaudited)



                                                      1998            1997
                                           ---------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Premium receipts on:
    Fixed annuity contracts                 $  352,955,000   $ 261,968,000
    Guaranteed investment contracts                    ---       5,619,000
  Net exchanges from the fixed
    accounts of variable annuity contracts    (448,762,000)   (242,466,000)
  Withdrawal payments on:
    Fixed annuity contracts                    (41,554,000)    (49,414,000)
    Guaranteed investment contracts             (3,797,000)     (4,131,000)
  Claims and annuity payments on fixed
    annuity contracts                           (9,333,000)     (8,876,000)
  Net receipts from (repayments of) other
    short-term financings                        9,545,000     (11,548,000)
  Net payment for recapture of a
    modified coinsurance transaction          (167,202,000)            ---
  Receipts from issuance of subordinated
    note payable to affiliate                  170,436,000             ---
  Capital contribution received                 70,000,000             ---
                                            ---------------  --------------

NET CASH USED BY FINANCING ACTIVITIES          (67,712,000)    (48,848,000)
                                            ---------------  --------------

NET INCREASE IN CASH AND SHORT-TERM
  INVESTMENTS                                2,969,719,000     150,596,000

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                          333,735,000     113,580,000
                                            ---------------  --------------

CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                             $3,303,454,000   $ 264,176,000
                                            ===============  ==============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness             $      536,000   $     318,000
                                            ===============  ==============


  Net income taxes paid                     $    1,335,000   $     794,000
                                            ===============  ==============




































See accompanying notes

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     Basis  of  Presentation
       -----------------------

     At December 31, 1998, Anchor National Life Insurance Company (the "Company") was a wholly owned indirect subsidiary of SunAmerica Inc. On January 1, 1999, SunAmerica Inc. merged with and into American International Group, Inc. ("AIG") in a tax-free reorganization that has been treated as a pooling of interests for accounting purposes. Thus, SunAmerica Inc. ceased to exist on that date. However, on the date of merger, substantially all of the net assets of SunAmerica Inc. were contributed to a newly formed subsidiary of AIG named
SunAmerica  Inc.  ("SunAmerica").

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of December 31, 1998 and September 30, 1998, and the results of its consolidated operations and its consolidated cash flows for the three months ended December 31, 1998 and 1997. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1998, contained in the Company's Annual Report on Form 10-K. Certain items have been reclassified to conform to the current period's presentation.

2.     Reinsurance
       -----------

On December 31, 1998, the Company acquired the individual life business and the individual and group annuity business of MBL Life Assurance Corporation ("MBL Life"), via a 100% coinsurance transaction, for a cash purchase price of $128,420,000. As part of this transaction, the Company acquired assets having an aggregate fair value of $5,718,227,000, composed primarily of invested assets totaling $5,715,010,000. Liabilities assumed in this acquisition totaled $5,831,266,000, including $3,413,827,000 of fixed annuity reserves, $2,317,365,000 of universal life reserves and $70,687,000 of guaranteed investment contract reserves. Reserves for universal life contracts are based on fund value. The excess of the purchase price over the fair value of net assets received amounted to $113,039,000 and is included in Deferred Acquisition Costs in the accompanying consolidated balance sheet.

     This business was assumed from MBL life subject to existing reinsurance ceded agreements. At December 31, 1998, the maximum retention on any single life was $2 million, and a total credit of $5,057,000 was taken against the life insurance reserves, representing predominantly yearly renewable term reinsurance. In order to limit even further the exposure to loss on any single insured and to recover an additional portion of the benefits paid over such limits, the Company entered into a reinsurance treaty effective January 1, 1999 under which the Company retains no more than $100,000 of risk on any one insured life. With respect to these coinsurance agreements, the Company could become liable for all obligations of the reinsured policies if the reinsurers were to become unable to meet the obligations assumed under the respective reinsurance agreements.

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.     Reinsurance  (continued)
       -----------

     Included in the block of business acquired from MBL Life is approximately $250,000,000 of individual life business and $500,000,000 of group annuity business whose contract owners are residents of New York State ("the New York Business"). Approximately six months subsequent to completion of the transaction, the New York Business will be acquired by the Company's New York affiliate, First SunAmerica Life Insurance Company, via an assumption reinsurance agreement, and the remainder of the business will be acquired by the Company via an assumption reinsurance agreement with MBL Life, which will supersede the coinsurance agreement. The $128,420,000 purchase price will be allocated between the Company and its affiliate based on their respective assumed reserves.

     On December 31, 1998, the Company recaptured the business previously ceded through a modified coinsurance transaction to ANLIC Insurance Company (Cayman). As part of this recapture, the Company paid cash of $170,436,000 and recorded an increase in deferred amortization costs ("DAC") of $167,202,000 with the balance of $3,234,000 being recorded as DAC amortization in the income statement.

3.     Subordinated  Notes  Payable  to  Affiliates
       --------------------------------------------

     On December 30, 1998, the Company received cash totaling $170,436,000 in exchange for issuance of a surplus note payable to SunAmerica Life Insurance Company, which has been included in Subordinated Notes Payable to Affiliates in the accompanying consolidated balance sheet. This note bears interest at a rate of 7%, and is repayable upon approval by the Arizona Department of Insurance.

4.     Capital  Contribution
       ---------------------

     On December 31, 1998, SunAmerica Life Insurance Company contributed additional capital of $70,000,000 to the Company.

5.     Adoption  of  New  Accounting  Standard
       ---------------------------------------

     Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The adoption of SFAS 130 did not have an impact on the Company's results of operations, financial condition or liquidity. Comprehensive income amounts for the prior year are disclosed to conform to the current year's presentation. Net unrealized losses on bonds and notes available for sale increased by $10,034,000 during the three months ended December 31, 1998, and increased by $750,000 during the three months ended December 31, 1997.

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.     Adoption  of  New  Accounting  Standard  (continued)
       ---------------------------------------

The before tax, after tax, and tax (expense) benefit amounts for each component of the (decrease) increase in unrealized gains on bonds and notes available for sale for both the current and prior periods are summarized below:

                                                  Tax  Benefit
                                     Before  Tax    (Expense)     Net  of  Tax
                                    -------------   ----------   --------------

  Three  months  ended  December  31,
  1998:
  Net unrealized losses on bonds
  and notes available for sale
  identified in the current
  period                            $(22,123,000)  $ 7,743,000   $(14,380,000)

  Increase in Deferred Acquisition
    Cost adjustment identified in
    the current period                 8,400,000    (2,940,000)     5,460,000
                                    -------------  ------------  -------------

                                     (13,723,000)    4,803,000     (8,920,000)
  Reclassification adjustment for
    net realized gains included
    in net income                     (1,713,000)      599,000     (1,114,000)
                                    -------------  ------------  -------------

    Total decrease in net
      unrealized gains on bonds
      and notes available for
      sale                          $(15,436,000)  $ 5,402,000   $(10,034,000)
                                    =============  ============  =============

  Three months ended December 31,
  1997:

  Net unrealized gains on bonds
  and notes available for sale
  identified in the current
  period                            $ 23,973,000   $(8,391,000)  $ 15,582,000

  Increase in Deferred Acquisition
    Cost adjustment identified in
    the current period                   400,000      (141,000)       259,000
                                    -------------  ------------  -------------

                                      24,373,000    (8,532,000)    15,841,000
  Reclassification adjustment for
    net realized gains included
    in net income                    (25,524,000)    8,933,000    (16,591,000)
                                    -------------  ------------  -------------

    Total increase in net
      unrealized gains on
      bonds and notes
      available for sale            $ (1,151,000)  $   401,000   $   (750,000)
                                    =============  ============  =============

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations of Anchor National Life Insurance Company (the "Company") for the three months ended December 31, 1998 ("1998") and December 31, 1997 ("1997") follows. The Company is in the process of changing its fiscal year end to December 31. Accordingly, the quarter ended December 31, 1998 is a transition period.

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

RESULTS  OF  OPERATIONS

     NET INCOME totaled $34.4 million in 1998, compared with $44.3 million in 1997.

     PRETAX INCOME totaled $54.5 million in 1998 and $67.7 million in 1997. The 19.4% decrease primarily resulted from reduced net realized investment gains and increased amortization of deferred acquisition costs ("DAC"), which were partially offset by increased fee income.

     NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, totaled $27.0 million in 1998 and $26.5 million in 1997. These amounts equal 4.09% on average invested assets (computed on a daily basis) of $2.64 billion in 1998 and 4.22% on average invested assets of $2.51 billion in 1997.

     Net investment spreads include the effect of income earned on the excess of average invested assets over average interest-bearing liabilities. This excess amounted to $196.3 million in 1998 and $72.6 million in 1997. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 3.76% in 1998 and 4.06% in 1997.

     Investment income (and the related yields on average invested assets) totaled $54.3 million (8.23%) in 1998, compared with $59.9 million (9.54%) in 1997. The declines in investment income and the related yield in 1998 reflect primarily unusually high partnership income in 1997.

     Partnership income decreased to $0.5 million (a yield of 43.70% on related average assets of $4.4 million) in 1998, compared with $15.2 million (a yield of 400.95% on related average assets of $15.1 million) in 1997. Partnership income is based upon cash distributions received from limited partnerships, the operations of which the Company does not influence. Consequently, such income is not predictable and there can be no assurance that the Company will realize comparable levels of such income in the future.

     Total interest expense equaled $27.3 million in 1998 and $33.4 million in 1997. The average rate paid on all interest-bearing liabilities was 4.48% in 1998, compared with 5.48% in 1997. Interest-bearing liabilities averaged $2.44 billion during both 1998 and 1997. The decrease in the overall rates paid results primarily from the DAC deferral of the excess of certain promotional interest rates offered on the fixed portion of the Company's newer products over the ongoing crediting rates. Without such capitalization of interest, the rate in 1998 would have been 5.63%.

     The increase in average invested assets in 1998 reflects the net effect of increased sales of the Company's fixed rate products and net exchanges from fixed accounts into the separate accounts of variable annuity contracts. Fixed annuity premiums totaled $351.6 million in 1998, compared with $262.0 million in 1997, and are largely premiums for the fixed accounts of variable annuities. These amounts represent 64% and 50% of the fixed annuity reserve balances at the beginning of the respective periods. The premiums for the fixed accounts of variable annuities have increased primarily because of increased sales of the Company's variable annuity products and greater inflows into the one-year fixed account and the new six-month fixed account of these products, which are used for dollar cost averaging into the variable accounts. Accordingly, the Company anticipates that it will see a large portion of these premiums transferred into the variable funds.

     There were no guaranteed investment contract ("GIC") premiums in 1998 and $5.6 million in 1997. GIC surrenders and maturities totaled $3.8 million in 1998 and $4.1 million in 1997. The Company does not actively market GICs;
consequently, premiums and surrenders may vary substantially from period to period. The GICs issued by the Company generally guarantee the payment of principal and interest at fixed or variable rates for a term of three to five years. GICs that are purchased by banks for their long-term portfolios or state and local governmental entities either prohibit withdrawals or permit scheduled book value withdrawals subject to the terms of the underlying indenture or agreement. GICs purchased by asset management firms for their short-term portfolios either prohibit withdrawals or permit withdrawals with notice ranging from 90 to 270 days. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity.

     NET REALIZED INVESTMENT GAINS totaled $0.3 million in 1998, compared with $20.9 million in 1997. Net realized investment gains in 1998 include impairment writedowns of $1.6 million in 1998. There were no impairment writedowns in 1997. Thus, net gains from sales and redemptions of investments totaled $1.9 million in 1998, compared to net losses of $3.0 in 1997.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $307.9 million and $310.3 million in 1998 and 1997, respectively. Sales of investments result from the active management of the Company's investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.07% and 0.83% of average invested assets for 1998 and 1997, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns include $1.6 million of provisions applied to partnerships during 1998. There were no impairment writedowns in 1997. Impairment writedowns represent 0.06% of average invested assets in 1998. For the seventeen fiscal quarters beginning October 1, 1994, impairment writedowns as a percentage of average invested assets have ranged up to 3.06% and have averaged 0.60%. Such writedowns are based upon estimates of the net realizable value of the applicable assets. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $58.8 million in 1998 and $44.4 million in 1997. These increased fees reflect growth in average variable annuity assets due to increased market values, the receipt of variable annuity premiums, and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by surrenders. On an annualized basis, variable annuity fees represent 1.9% of average variable annuity assets in both 1998 and 1997. Variable annuity assets averaged $12.31 billion during 1998 and $9.40 billion during 1997. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, aggregated $1.76 billion since December 31, 1997. Variable annuity premiums totaled $364.3 million and $422.1 million in 1998 and 1997, respectively. These amounts represent 13% and 18% of variable annuity reserves at the beginning of the respective periods.

     Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $715.9 million and $684.0 million in 1998 and 1997, respectively, and primarily reflect sales of the Company's flagship variable annuity, Polaris. Polaris is a multimanager variable annuity that offers investors a choice of 26 variable funds and 7 guaranteed fixed-rate funds. Increases in Variable Annuity Product Sales are due, in part, to market share gains through enhanced distribution efforts and consumer demand for flexible retirement savings products that offer a variety of equity, fixed income and guaranteed fixed account investment choices, particularly in light of the recent volatile markets.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed which could affect the taxation of variable annuities and annuities generally (See "Regulation").

     NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiary, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $11.5 million in 1998 and $10.5 million in 1997. Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $2.81 billion in 1998 and $3.83 billion in 1997. This decrease is primarily due to the recent market volatility. Fluctuations in net retained commissions may not be proportionate to fluctuations in sales primarily due to differences in sales mix.

     SURRENDER CHARGES on fixed and variable annuities totaled $3.2 million in 1998 and $1.3 million in 1997. Surrender charges generally are assessed on annuity withdrawals at declining rates during the first seven years of an annuity contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $313.4 million in 1998, compared with $268.5 million in 1997. These payments represent 8.8% and 9.4%, respectively, of average fixed and variable annuity reserves. Withdrawals include variable annuity withdrawals from the separate accounts totaling $272.0 million in 1998 (8.9% of average variable annuity reserves) and $219.1 million (9.4% of average variable annuity reserves) in 1997. Management anticipates that withdrawal rates will remain relatively stable for the foreseeable future.

     ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds by SunAmerica Asset Management Corp. Such fees totaled $8.1 million on average assets managed of $3.17 billion in 1998 and $6.9 million on average assets managed of $2.69 billion in 1997. Asset management fees are not proportionate to average assets managed, principally due to changes in product mix. Sales of mutual funds, excluding sales of money market accounts, aggregated $211.7 million in 1998 and $165.8 million in 1997. The increase in sales principally resulted from increased sales of the Company's "Style Select Series" product and the introduction in June 1998 of the "Dogs" of Wall Street fund. The "Style Select Series" is a group of mutual funds which are each managed by three industry-recognized fund managers. The "Dogs" of Wall Street fund contains 30 large capitalization value stocks which are selected by strict criteria. Sales of these products totaled $147.9 million in 1998, compared with $110.2 million in 1997, reflecting primarily the addition of five new Style Select funds, which more than doubled the number of Style Select funds to nine. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $119.4 million in 1998 and $92.0 million in 1997, which represent 3.74%, and 3.42%, respectively, of average mutual fund assets.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $22.4 million in 1998 and $23.0 million in 1997. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $27.1 million in 1998, compared with $17.2 million in 1997. The increase in amortization was primarily due to $6.4 million of amortization relating to the costs of a reinsurance transaction terminated on December 31, 1998, as well as to the additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other direct selling costs.

     ANNUAL COMMISSIONS represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's variable annuity contracts. Substantially all of the Company's currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. Annual commissions totaled $6.6 million in 1998 and $3.5 million in 1997. The increase in annual commissions reflects increased sales of annuities that offer this commission option and gradual expiration of the initial fifteen-month periods before such payments begin. The Company estimates that approximately 55% of the average balances of its variable annuity products is currently subject to such annual commissions. Based on current sales, this percentage is expected to increase in future periods.

     INCOME TAX EXPENSE totaled $20.1 million in 1998, compared with $23.3 million in 1997, representing effective annualized tax rates of 37% and 34%, respectively.

FINANCIAL  CONDITION  AND  LIQUIDITY

     SHAREHOLDER'S EQUITY increased 14.5% to $747.0 million at December 31, 1998 from $652.7 million at September 30, 1998, primarily due to a $70.0 million capital contribution, as well as $34.4 million of net income recorded in 1998, which was partially offset by a $10.0 million increase in accumulated other comprehensive loss.

     INVESTED ASSETS at December 31, 1998 totaled $8.31 billion, compared with $2.73 billion at September 30, 1998. This significant increase in invested assets is due to the coinsurance of a $5.6 billion block of annuity and life insurance policies from MBL Life Assurance Corporation ("MBL Life") on December 31, 1998, as described in Note 2. The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

     THE BOND PORTFOLIO, which constitutes 51% of the Company's total investment portfolio, had an aggregate fair value that was less than its amortized cost by $3.9 million at December 31, 1998, compared with an excess of $19.9 million at September 30, 1998. The decline in the unrealized gain of the Bond Portfolio in 1998 was due to changes in the market value of portions of the non-investment-grade portfolio.

     At December 31, 1998, the Bond Portfolio (excluding $7.5 million of redeemable preferred stocks) included $4.17 billion of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC"), and $78.1 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At December 31, 1998, approximately $4.00 billion of the Bond Portfolio was investment grade, including $560.2 million of U.S. government/agency securities and mortgage-backed securities ("MBSs").

     At December 31, 1998, the Bond Portfolio included $241.8 million of bonds that were not investment grade. These non-investment-grade bonds accounted for 1.0% of the Company's total assets and 2.9% of its invested assets.

Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material concentrations of non-investment-grade securities at December 31, 1998.

     The table on the following page summarizes the Company's rated bonds by rating classification as of December 31, 1998.


                                        RATED BONDS BY RATING CLASSIFICATION
                                               (Dollars in thousands)

                                           Issues  not  rated  by  S&P/Moody's/
   Issues  Rated  by  S&P/Moody's/DCR/Fitch      DCR/Fitch,  by  NAIC Category                   Total
-------------------------------------------  ---------------------------------   ----------------------------------
S&P/(Moody's)                     Estimated       NAIC               Estimated               Estimated   Percent of
[DCR] {Fitch}         Amortized        fair   category   Amortized        fair   Amortized        fair     invested
 category (1)              cost       value        (2)        cost       value        cost       value       assets
-------------        ----------  ----------  ---------  ----------  ----------  ----------  ----------  -----------
AAA+ to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}        $2,976,284  $2,986,867         1   $  187,151  $  195,090  $3,163,435  $3,182,057       38.31%

BBB+ to BBB-
  (Baal to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}        689,694     682,035         2      136,502     135,472     826,196     817,507        9.84

BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}           57,190      55,063         3       10,173       9,922      67,363      64,985        0.78

B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}            165,193     157,885         4       21,829      17,502     187,022     175,387        2.11

CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}              ---         ---         5          ---          48         ---          48         ---

CI to D
  [DD]
  {D}                       ---         ---         6        2,599       1,349       2,599       1,349        0.02
                     ----------  ----------             ----------  ----------  ----------  ----------  -----------

TOTAL RATED ISSUES   $3,888,361  $3,881,850             $  358,254  $  359,383  $4,246,615  $4,241,333
                     ==========  ==========             ==========  ==========  ==========  ==========

Footnotes  appear  on  the  following  page.










































Footnotes  to  the  table  of  rated  bonds  by  rating  classification
-----------------------------------------------------------------------

(1) S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default) A plus (+) or minus (-) indicates the debt's relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody's rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt's relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. DCR rates debt securities in rating categories ranging from AAA (the highest) to DD (in payment default). A plus (+) or minus (-) indicates the debt's relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody's, DCR and Fitch ratings if rated by multiple agencies.

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $78.1 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

     Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $449.7 million at December 31, 1998. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At December 31, 1998, Secured Loans consisted of $317.2 million of publicly traded securities and $132.5 million of privately traded securities. These Secured Loans are composed of loans to 85 borrowers spanning 20 industries, with 25% of these assets concentrated in utilities and 15% of these assets concentrated in financial institutions. No other industry concentration constituted more than 5% of these assets.

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

     MORTGAGE LOANS aggregated $388.8 million at December 31, 1998 and consisted of 131 commercial first mortgage loans with an average loan balance of approximately $3.0 million, collateralized by properties located in 29 states. Approximately 22% of this portfolio was multifamily residential, 16% was office, 14% was manufactured housing, 13% was industrial, 12% was hotels and 23% was other types. At December 31, 1998, approximately 20% and 14% of this portfolio were secured by properties located in California and New York, respectively, and no more than 8% of this portfolio was secured by properties located in any other single state. At December 31, 1998, there were three mortgage loans with outstanding balances of $10 million or more, which loans collectively aggregated approximately 11% of this portfolio. At December 31, 1998, approximately 24% of the mortgage loan portfolio consisted of loans with balloon payments due before January 1, 2002. During 1998 and 1997, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

     At December 31, 1998, approximately 29% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company's mortgage loan portfolio, its emphasis on multi family loans and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     POLICY LOANS aggregated $320.7 million at December 31, 1998, compared to $11.2 million at September 30, 1998. This increase was due to loans assumed on the business coinsured from MBL Life.

     OTHER  INVESTED  ASSETS  aggregated  $19.8  million  at  December 31, 1998,
including   $15.2   million   of   collateralized   bond   obligations   and
collateralized mortgage obligation residuals and $4.6 million of investments in limited partnerships. The Company's limited partnership interests, accounted for by using the cost method of accounting, are invested primarily in a combination of debt and equity securities.

     ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 76% of the Company's fixed annuity and GIC reserves had surrender penalties or other restrictions at December 31, 1998.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and investments in limited partnerships that invest primarily in fixed-rate securities and are accounted for by using the cost method. At December 31, 1998, these assets had an aggregate fair value of $8.32 billion with a duration of 1.7. The Company's fixed-rate liabilities include fixed annuities, universal life reserves, subordinated notes other than the surplus note and GICs. At December 31,1998, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $8.13 billion with a duration of 2.0. The Company's potential exposure due to a relative 10% decrease in prevailing interest rates from their December 31, 1998 levels is a loss of approximately $12.6 million, representing the increase in the fair value of its fixed-rate liabilities that is not offset by an increase in the fair value of its fixed-rate assets. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At December 31, 1998, the Company had one outstanding Swap Agreement with a notional principal amount of $21.5 million. This agreement matures in December 2024.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $0.7 million of mortgage loans at December 31, 1998, and constituted less than 0.1% of total invested assets. At September 30, 1998, defaulted investments totaled $0.9 million of mortgage loans, and constituted less than 0.1% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At December 31, 1998, approximately $3.51 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $36.2 million, while approximately $738.0 million of the Bond Portfolio had an aggregate unrealized loss of $40.1 million. In addition, the Company's investment portfolio currently provides approximately $52.1 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company's annuity and GIC products have been more than sufficient in amount to satisfy the Company's liquidity needs.

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

     The Company has a coordinated plan to repair or replace these noncompliant systems and to obtain similar assurances from third parties interfacing with the Company's systems and applications. In fiscal 1997, the Company's parent recorded a $15.0 million provision for estimated programming costs to make necessary repairs of certain specific noncompliant systems, of which $6.2 million was allocated to the Company. Management is making expenditures which it expects will ultimately total $5.0 million to replace certain other specific noncompliant systems, which expenditures will be capitalized as software costs and amortized over future periods. Both phases of the project are currently proceeding in accordance with the plan and were substantially completed by the end of calendar 1998. Testing of both the repaired and replacement systems is being conducted during calendar 1999.

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

     Because the Company's year 2000 conversion is expected to be completed prior to any potential disruption to the Company's business, the Company has not developed a comprehensive year 2000 contingency plan. The Company closely monitors the progression of its plan for compliance, and if necessary, would devote additional resources to assure the timely completion of its year 2000 plan. If the Company determines that its business is at material risk of disruption due to the year 2000 issue or anticipates that its year 2000 conversion will not be completed in a timely fashion, the Company will work to enhance its contingency plans.

     The discussion above contains certain forward-looking statements. The costs of the year 2000 conversion, date which the Company has set to complete such conversion and possible risks associated with the year 2000 issue are based on the Company's current estimates and are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations. Such uncertainties include, among others, the success of the Company in identifying systems and applications that are not year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected systems and applications, the availability of qualified personnel, consultants and other resources, and the success of the year 2000 conversion efforts of others.

REGULATION

     The Company is subject to regulation and supervision by the insurance regulatory agencies of the states in which it is authorized to transact business. State insurance laws establish supervisory agencies with broad administrative and supervisory powers. Principal among these powers are granting and revoking licenses to transact business, regulating marketing and other trade practices, operating guaranty associations, licensing agents, approving policy forms, regulating certain premium rates, regulating insurance holding company systems, establishing reserve and valuation requirements, prescribing the form and content of required financial statements and reports, performing financial, market conduct and other examinations, determining the reasonableness and adequacy of statutory capital and surplus, defining acceptable accounting principles, regulating the type, valuation and mount of investments permitted, and limiting the amount of dividends that can be paid and the size of transactions that can be consummated without first obtaining regulatory approval.

     During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies or allowing combinations between insurance companies, banks and other entities. In recent years, the NAIC has developed several model laws and regulations designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include investment reserve requirements, risk-based capital ("RBC") standards, codification of insurance accounting principles, new investment standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws or regulations relating to product design, product reserving standards and illustrations for annuity products. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

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

     From time to time, Federal initiatives are proposed that could affect the Company's businesses. Such initiatives include employee benefit plan regulations and tax law changes affecting the taxation of insurance companies and the tax treatment of insurance and other investment products. Proposals made in recent years to limit the tax deferral of annuities or otherwise modify the tax rules related to the treatment of annuities have not been enacted. While certain of the proposals, if implemented, could have an adverse effect on the Company's sales of affected products, and, consequently, on its results of operations, the Company believes these proposals have a small likelihood of being enacted, because they would discourage retirement savings and there is strong public and industry opposition to them.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 20 and 21 herein.

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                                OTHER INFORMATION


Item  1.  Legal  Proceedings
          ------------------

  Not  applicable.

Item  2.  Changes  in  Securities
          -----------------------

  Not  applicable.

Item  3.  Defaults  Upon  Senior  Securities
          ----------------------------------

  Not  applicable.

Item  4.  Submissions  of  Matters  to  a  Vote  of  Security  Holders
          ------------------------------------------------------------

  Not  applicable.

Item  5.  Other  Information
          ------------------

  Not  applicable.

Item  6.  Exhibits  and  Reports  on  Form  8-K
          -------------------------------------


EXHIBITS

Exhibit
   No.                             Description
------                             -----------

   27                          Financial  Data  Schedule.

REPORTS  ON  FORM  8-K

No current report on Form 8-K was filed during the three months ended December 31, 1998. However, on January 14, 1999, the Company filed a current report on Form 8-K concerning its acquisition of a block of business from MBL Life Assurance Corporation, and on January 15, 1999, the Company filed a current report on Form 8-K concerning the merger of its ultimate Parent, SunAmerica Inc., with American International Group, Inc.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ANCHOR  NATIONAL  LIFE  INSURANCE  COMPANY

Date:  February  16,  1998     By:/s/SCOTT  L.  ROBINSON
--------------------------        ----------------------
                               Scott  L.  Robinson
                               Senior  Vice  President  and  Director

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature                     Title                                 Date
---------                     -----                                 ----


/s/   SCOTT  L.  ROBINSON     Senior  Vice  President  and     February 16, 1999
-------------------------                                      -----------------
      Scott  L.  Robinson       Director  (Principal
                                Financial  Officer)


/s/   N.  SCOTT  GILLIS       Senior  Vice  President  and    February  16, 1999
-----------------------                                       ------------------
      N.  Scott  Gillis         Controller  (Principal
                                Accounting  Officer)

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                             LIST OF EXHIBITS FILED

Exhibit
   No.               Description
------               -----------

  27               Financial  Data  Schedule