Form 10-Q
period 1999-03-31
ANCHOR NATIONAL LIFE INSURANCE CO
filed 1999-05-14
CIK 6342

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

(Mark  One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

/  /  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d) OF THE SECURITIES
      EXCHANGE  ACT  OF  1934

         For the quarterly period from January 1, 1999 to March 31, 1999


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

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON MAY 13, 1999 WAS AS FOLLOWS:

Common  Stock  (par  value  $1,000 per share)           3,511 shares outstanding


                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

                                      INDEX



                                                                Page
                                                              Number(s)
                                                              ---------
Part I - Financial Information

      Consolidated Balance Sheet (Unaudited) -
      March 31, 1999 and December 31, 1998                          3-4

      Consolidated Statement of Income and Comprehensive
      Income (Unaudited) - Three Months Ended March 31,
      1999 and 1998                                                   5

      Consolidated Statement of Cash Flows (Unaudited) -
      Three Months Ended March 31, 1999 and 1998                    6-7

      Notes to Consolidated Financial Statements (Unaudited)          8

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                          9-25

      Quantitative and Qualitative Disclosures About
      Market Risk                                                    26

Part II - Other Information                                          27





























































                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                    March 31,     December 31,
                                                         1999             1998
                                              ---------------  ---------------
ASSETS

Investments:
  Cash and short-term investments             $ 1,294,949,000  $ 3,303,454,000
  Bonds, notes and redeemable
    preferred stocks available for sale,
    at fair value (amortized cost:
    March 1999, $5,967,365,000;
    December 1998, $4,252,740,000               5,910,805,000    4,248,840,000
  Mortgage loans                                  500,424,000      388,780,000
  Policy loans                                    315,223,000      320,688,000
  Common stocks available for sale, at fair
    value (cost: March 1999, $3,119,000;
    December 1998,$1,409,000)                       5,326,000        1,419,000
  Partnerships                                     54,384,000        4,577,000
  Real estate                                      24,000,000       24,000,000
  Other invested assets                           121,781,000       15,185,000
                                              ---------------  ---------------

  Total investments                             8,226,892,000    8,306,943,000

Variable annuity assets held in separate
  accounts                                     14,936,096,000   13,767,213,000
Accrued investment income                          93,515,000       73,441,000
Deferred acquisition costs                        940,794,000      866,053,000
Receivable from brokers for sales of
  securities                                       11,402,000       22,826,000
Other assets                                       96,988,000      109,857,000
                                              ---------------  ---------------

TOTAL ASSETS                                  $24,305,687,000  $23,146,333,000
                                              ===============  ===============
















































See accompanying notes


                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                     CONSOLIDATED BALANCE SHEET (Continued)
                                   (Unaudited)


                                                    March 31,      December 31,
                                                         1999              1998
                                             ----------------  ----------------
LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts       $ 5,387,271,000   $ 5,453,476,000
  Reserves for universal life insurance
    contracts                                  2,336,399,000     2,339,199,000
  Reserves for guaranteed investment
    contracts                                    353,152,000       353,137,000
  Payable to brokers for purchases of
    securities                                    53,937,000               ---
  Income taxes currently payable                  23,292,000        11,123,000
  Other liabilities                              200,616,000       160,020,000
                                             ----------------  ----------------

  Total reserves, payables
    and accrued liabilities                    8,354,667,000     8,316,955,000
                                             ----------------  ----------------

Variable annuity liabilities related to
  separate accounts                           14,936,096,000    13,767,213,000
                                             ----------------  ----------------

Subordinated notes payable to affiliates         209,803,000       209,367,000
                                             ----------------  ----------------

Deferred income taxes                             40,707,000       105,772,000
                                             ----------------  ----------------

Shareholder's equity:
  Common Stock                                     3,511,000         3,511,000
  Additional paid-in capital                     378,674,000       378,674,000
  Retained earnings                              403,648,000       366,460,000
  Accumulated other comprehensive loss           (21,419,000)       (1,619,000)
                                             ----------------  ----------------

  Total shareholder's equity                     764,414,000       747,026,000
                                             ----------------  ----------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY   $24,305,687,000   $23,146,333,000
                                             ================  ================








































See accompanying notes


                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
               For the three months ended March 31, 1999 and 1998
                                   (Unaudited)


                                                       1999           1998
                                             --------------  -------------
Investment income                            $ 130,357,000   $ 54,502,000
                                             --------------  -------------

Interest expense on:
  Fixed annuity contracts                      (64,565,000)   (26,859,000)
  Universal life insurance contracts           (30,171,000)           ---
  Guaranteed investment contracts               (5,158,000)    (4,492,000)
  Senior indebtedness                           (1,273,000)      (152,000)
  Subordinated notes payable to affiliates      (3,453,000)      (764,000)
                                             --------------  -------------

  Total interest expense                      (104,620,000)   (32,267,000)
                                             --------------  -------------

NET INVESTMENT INCOME                           25,737,000     22,235,000
                                             --------------  -------------

NET REALIZED INVESTMENT GAINS                      884,000      2,297,000
                                             --------------  -------------

Fee income:
  Variable annuity fees                         66,945,000     47,298,000
  Net retained commissions                      12,957,000     12,238,000
  Asset management fees                          9,279,000      7,143,000
  Life insurance mortality fees                  6,377,000            ---
  Surrender charges                              4,379,000      1,866,000
  Other fees                                     3,746,000        662,000
                                             --------------  -------------

TOTAL FEE INCOME                               103,683,000     69,207,000
                                             --------------  -------------

GENERAL AND ADMINISTRATIVE EXPENSES            (35,415,000)   (24,451,000)
                                             --------------  -------------

AMORTIZATION OF DEFERRED ACQUISITION COSTS     (27,604,000)   (18,377,000)
                                             --------------  -------------

ANNUAL COMMISSIONS                              (9,088,000)    (4,148,000)
                                             --------------  -------------

PRETAX INCOME                                   58,197,000     46,763,000

Income tax expense                             (21,009,000)   (16,452,000)
                                             --------------  -------------

NET INCOME                                      37,188,000     30,311,000

Other comprehensive income, net of tax:

Net unrealized gains on bonds and notes
  available for sale:
    Net unrealized gains (losses)
      identified in the current period         (19,569,000)     1,794,000
    Less reclassification adjustment for
      net realized gains included in net
      income                                      (231,000)    (2,807,000)
                                             --------------  -------------

OTHER COMPREHENSIVE LOSS                       (19,800,000)    (1,013,000)
                                             --------------  -------------

COMPREHENSIVE INCOME                         $  17,388,000   $ 29,298,000
                                             ==============  =============















See accompanying notes


                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the three months ended March 31, 1999 and 1998
                                   (Unaudited)


                                                          1999            1998
                                              ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $    37,188,000   $  30,311,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Interest credited to:
      Fixed annuity contracts                      64,565,000      26,859,000
      Universal life insurance contracts           30,171,000             ---
      Guaranteed investment contracts               5,158,000       4,492,000
    Net realized investment gains                    (884,000)     (2,297,000)
    Amortization (accretion) of net premiums
      (discounts) on investments                    3,847,000        (792,000)
    Amortization of goodwill                          358,000         304,000
    Provision for deferred income taxes           (54,403,000)       (903,000)
Change in:
  Accrued investment income                       (20,074,000)       (855,000)
  Deferred acquisition costs                      (54,741,000)    (35,463,000)
  Other assets                                     12,511,000      (2,569,000)
  Income taxes currently payable                   12,169,000       4,043,000
  Other liabilities                                46,622,000     (11,153,000)
Other, net                                        (11,246,000)          3,000
                                              ----------------  --------------

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                       71,241,000      11,980,000
                                              ----------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable preferred
      stocks                                   (2,862,010,000)   (574,978,000)
    Mortgage loans                               (121,189,000)       (577,000)
    Other investments, excluding short-term
      investments                                (155,761,000)            ---
  Sales of:
    Bonds, notes and redeemable preferred
      stocks                                    1,080,439,000     336,331,000
    Other investments, excluding short-term
      investments                                   1,519,000        (499,000)
  Redemptions and maturities of:
    Bonds, notes and redeemable preferred
      stocks                                      125,032,000     116,670,000
    Mortgage loans                                  9,767,000      32,774,000
    Other investments, excluding short-term
      investments                                   5,683,000         635,000
                                              ----------------  --------------

NET CASH PROVIDED BY INVESTING ACTIVITIES      (1,916,520,000)    (89,644,000)
                                              ----------------  --------------































See accompanying notes


                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
               For the three months ended March 31, 1999 and 1998
                                   (Unaudited)


                                                        1999             1998
                                            ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Premium receipts on:
    Fixed annuity contracts                 $   397,623,000   $  367,909,000
    Universal life insurance contracts           18,003,000              ---
  Net exchanges from the fixed
    accounts of variable annuity contracts     (414,402,000)    (322,133,000)
  Withdrawal payments on:
    Fixed annuity contracts                    (103,126,000)     (52,010,000)
    Universal life insurance contracts          (16,351,000)             000
    Guaranteed investment contracts              (5,143,000)      (4,165,000)
  Claims and annuity payments on:
    Fixed annuity contracts                     (16,221,000)      (7,818,000)
    Universal life insurance contracts          (18,019,000)             ---
  Net receipts from (repayments of) other
    short-term financings                        (5,590,000)       6,194,000
                                            ----------------  ---------------

NET CASH USED BY FINANCING ACTIVITIES          (163,226,000)   __(12,023,000)
                                            ----------------  ---------------

NET INCREASE IN CASH AND SHORT-TERM
  INVESTMENTS                                    (2,008,505)     (89,687,000)

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                        _3,303,454,000       71,060,000
                                            ----------------  ---------------

CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                             $ 1,294,949,000   $  (18,627,000)
                                            ================  ===============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid on indebtedness             $     1,709,000   $      972,000
                                            ================  ===============


  Net income taxes paid                     $    67,099,000   $   13,193,000
                                            ================  ===============








































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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1999 and December 31, 1998, and the results of its consolidated operations and its consolidated cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

The  Company  has  changed its fiscal year end from September 30 to December 31.
The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 1998, contained in the Company's Annual Report on Form 10-K, and the unaudited consolidated financial statements as of and for the three months ended December 31, 1998, contained in the Company's Transition Report on Form 10-Q. Certain items have been reclassified to conform to the current period's presentation.

2.     Reinsurance
       -----------

On December 31, 1998, the Company acquired the individual life business and the individual and group annuity business of MBL Life Assurance Corporation ("MBL Life"), via a 100% coinsurance transaction, for a cash purchase price of $128,420,000. As part of this transaction, the Company acquired assets having an aggregate fair value of $5,718,227,000, composed primarily of invested assets totaling $5,715,010,000. Liabilities assumed in this acquisition totaled $5,831,266,000, including $3,413,827,000 of fixed annuity reserves, $2,317,365,000 of universal life reserves and $70,687,000 of guaranteed investment contract reserves. The excess of the purchase price over the fair value of net assets received amounted to $113,039,000 and is included in Deferred Acquisition Costs in the accompanying consolidated balance sheet. The income statement for 1999 includes the impact of the Acquisition. On a pro forma basis, assuming the Acquisition had been consummated on January 1, 1998, the beginning of the prior-year period discussed herein, investment income would have been $134,248,000 and net income would have been $32,732,000 for the three months ended March 31, 1998.

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

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.     Reinsurance  (continued)
       -----------

even further the exposure to loss on any single insured and to recover an additional portion of the benefits paid over such limits, the Company entered into a reinsurance treaty, effective January 1, 1999, under which the Company retains no more than $100,000 of risk on any one insured life. At March 31, 1999, a total reserve credit of $4,852,000 was taken against the life insurance reserves. With respect to these coinsurance agreements, the Company could become liable for all obligations of the reinsured policies if the reinsurers were to become unable to meet the obligations assumed under the respective reinsurance agreements.

     Included in the block of business acquired from MBL Life is approximately $250,000,000 of individual life business and $590,000,000 of group annuity business whose contract owners are residents of New York State ("the New York Business"). On June 30, 1999, the New York Business will be acquired by the Company's New York affiliate, First SunAmerica Life Insurance Company, via an assumption reinsurance agreement, and the remainder of the business will be acquired by the Company via an assumption reinsurance agreement with MBL Life, which will supersede the coinsurance agreement. The $128,420,000 purchase price will be allocated between the Company and its affiliate based on their respective assumed reserves at that time.

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

4.     Capital  Contribution
       ---------------------

     On December 31, 1998, SunAmerica Life Insurance Company contributed additional capital of $70,000,000 to the Company.

5.     Adoption  of  New  Accounting  Standard
       ---------------------------------------

     Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The adoption of SFAS 130 did not have an impact on the Company's results of operations, financial condition or liquidity. Comprehensive income amounts for the prior year are presented to conform to the current year's

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.     Adoption  of  New  Accounting  Standard  (continued)
       ---------------------------------------

presentation. Net unrealized gains on bonds and notes available for sale decreased by $19,800,000 during the three months ended March 31, 1999, and decreased by $1,013,000 during the three months ended March 31, 1998.

The before tax, after tax, and tax benefit (expense) amounts for each component of the increase (decrease) in unrealized gains on bonds and notes available for sale for both the current and prior periods are summarized below:

                                                 Tax  Benefit
                                 Before  Tax       (Expense)      Net  of  Tax
                                -------------      ----------     -------------

Three  months  ended  March  31,
1999:
  Net unrealized losses on bonds
  and notes available for sale
  identified in the current
  period                            $(50,107,000)  $17,538,000   $(32,569,000)

  Increase in Deferred Acquisition
    Cost adjustment identified in
    the current period                20,000,000    (7,000,000)    13,000,000
                                    -------------  ------------  -------------
                                     (30,107,000)   10,538,000    (19,569,000)

  Reclassification adjustment for
    net realized gains included
    in net income                       (356,000)      125,000       (231,000)
                                    -------------  ------------  -------------

    Total decrease in net
      unrealized gains on bonds
      and notes available for
      sale                          $(30,463,000)  $10,663,000   $(19,800,000)
                                    =============  ============  =============

  Three months ended March 31,
  1998:

  Net unrealized gains on bonds
  and notes available for sale
  identified in the current
  period                            $  1,556,000   $  (542,000)  $  1,014,000

  Increase in Deferred Acquisition
    Cost adjustment identified in
    the current period                 1,200,000      (420,000)       780,000
                                    -------------  ------------  -------------
                                       2,756,000      (962,000)     1,794,000

  Reclassification adjustment for
    net realized gains included
    in net income                     (4,318,000)    1,511,000     (2,807,000)
                                    -------------  ------------  -------------

    Total decrease in net
      unrealized gains on
      bonds and notes
      available for sale            $ (1,562,000)  $   549,000   $ (1,013,000)
                                    =============  ============  =============

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations of Anchor National Life Insurance Company (the "Company") for the three months ended March 31, 1999 ("1999") and three months ended March 31, 1998 ("1998") follows. The Company has changed its fiscal year end to December 31. Accordingly, the quarter ended December 31, 1998 was a transition period.

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

RESULTS  OF  OPERATIONS

     NET INCOME totaled $37.2 million in 1999, compared with $30.3 million in 1998. On December 31, 1998, the Company acquired the individual life business and the individual and group annuity business of MBL Life Assurance Corporation (the "Acquisition"). The Acquisition was accounted for under the purchase method of accounting, and, therefore, results of operations include those of the Acquisition only from its date of acquisition. Consequently, the operating results for 1999 and 1998 are not comparable. On a pro forma basis, using the historical financial information of the acquired business and assuming that the Acquisition had been consummated on January 1, 1998, the beginning of the prior-year period discussed herein, net income would have been $32.7 million in 1998.

     PRETAX INCOME totaled $58.2 million in 1999, compared with $46.8 million in 1998. The 24.5% improvement in 1999 over 1998 primarily resulted from increased fee income and net investment income, partially offset by increased general and administrative expenses and amortization of deferred acquisition costs ("DAC").

     NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, totaled $25.7 million in 1999 and $22.2 million in 1998. These amounts equal 1.24% on average invested assets (computed on a daily basis) of $8.31 billion in 1999 and 3.52% on average invested assets of $2.53 billion in 1998. On a pro forma basis, assuming the Acquisition had been consummated on January 1, 1998, net investment income on related average invested assets would have been 1.31% in 1998.

     Net investment spreads include the effect of interest paid or income earned on the difference between average invested assets and average interest-bearing liabilities. Average interest-bearing liabilities exceeded average interest bearing assets by $79.4 million in 1999, compared with a $108.1 million excess of average invested assets over average interest-bearing liabilities in 1998. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 1.28% in 1999 and 3.29% in 1998. On a pro forma basis, assuming the Acquisitions had been consummated on January 1, 1998, the Spread Difference would have been 1.32% in 1998.

     Investment income (and the related yields on average invested assets) totaled $130.4 million (6.27%) in 1999 and $54.5 million (8.62%) in 1998. Both the significant increase in investment income and the decrease in the related yield in 1999 as compared with 1998 principally resulted from the Acquisition. The invested assets associated with the Acquisition included high-grade corporate, government and government/agency bonds and cash and short-term investments, which are generally lower yielding than a significant portion of the invested assets that comprise the remainder of the Company's portfolio. On a pro forma basis, assuming the Acquisition had been consummated on January 1, 1998, the yield on related average invested assets would have been 6.55% in 1998. The decrease in yield in 1999 also reflects decreased partnership income.

     Partnership income decreased to $3.2 million (a yield of 50.62% on related average assets of $25.4 million) in 1999, from $7.1 million (a yield of 199.51% on related average assets of $14.3 million) in 1998. Partnership income is based upon cash distributions received from limited partnerships, the operations of which the Company does not influence. Consequently, such income is not predictable and there can be no assurance that the Company will realize comparable levels of such income in the future.

     Total interest expense equaled $104.6 million in 1999, compared with $32.3 million in 1998. The average rate paid on all interest-bearing liabilities was 4.99% in 1999, compared with 5.33% in 1998. Interest-bearing liabilities averaged $8.39 billion during 1999 and $2.42 billion during 1998. On a pro forma basis, assuming the Acquisition had been consummated on January 1, 1998, the average rate paid on all interest-bearing liabilities would have been 5.23% in 1998 and interest-bearing liabilities would have averaged $8.22 billion. The decrease in the overall rate paid in 1999 results primarily from the DAC deferral of the excess of certain promotional interest rates offered on the fixed portion of the Company's newer products over the ongoing crediting rates. Without such capitalization of interest, the rate in 1999 would have been 5.24%.

     The increase in average invested assets since 1998 primarily reflects the impact of the Acquisition. In addition, average invested assets in 1999 reflect increased sales of the fixed account options of the Company's variable annuity products ("Fixed Annuity Premiums"), and renewal premiums on its universal life products acquired in the Acquisition, partially offset by net exchanges from fixed accounts into the separate accounts of variable annuity contracts. Since March 31, 1998, Fixed Annuity Premiums have aggregated $1.65 billion. Fixed Annuity Premiums totaled $397.6 million in 1999 and $367.9 million in 1998 and are largely premiums for the fixed accounts of variable annuities. Such premiums have increased principally because of greater sales of the Company's variable annuity products and greater inflows into the one-year fixed account and the new six-month fixed account of these products, which are used for dollar-cost averaging into the variable accounts. Accordingly, the Company anticipates that it will see a large portion of these premiums transferred into the variable funds. On an annualized basis, these premium amounts represent 29% and 70%, respectively, of the fixed annuity reserve balances at the beginning of the respective periods. The decrease in 1999 Fixed Annuity Premiums when expressed as a percentage of fixed annuity reserves at December 31, 1998 results from the impact of the Acquisition.

     There were no guaranteed investment contract ("GIC") premiums in 1999 or 1998. GIC surrenders and maturities totaled $5.1 million in 1999 and $4.2 million in 1998. The Company does not actively market GICs; consequently, premiums and surrenders may vary substantially from period to period. The GICs issued by the Company generally guarantee the payment of principal and interest at fixed or variable rates for a term of three to five years. GICs that are purchased by banks for their long-term portfolios or state and local governmental entities either prohibit withdrawals or permit scheduled book value withdrawals subject to the terms of the underlying indenture or agreement. GICs purchased by asset management firms for their short-term portfolios either prohibit withdrawals or permit withdrawals with notice ranging from 90 to 270 days. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity.

     NET REALIZED INVESTMENT GAINS totaled $0.9 million in 1999, compared with $2.3 million in 1998. Net realized investment gains in 1999 include impairment writedowns of $0.6 million in 1999, compared with $1.5 million in 1998. Thus, net gains from sales and redemptions of investments totaled $1.5 million in 1999, compared with $3.8 million in 1998.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $1.21 billion in 1999 and $485.9 million in 1998. Sales of investments result from the active management of the Company's investment portfolio, including assets received as part of the Acquisition. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.07% and 0.60% of average invested assets in 1999 and 1998, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns include provisions applied to bonds in 1999 and 1998. On an annualized basis, impairment writedowns represent 0.03% and 0.24% of average invested assets in 1999 and 1998, respectively. For the eighteen fiscal quarters beginning October 1, 1994, impairment writedowns as a percentage of average invested assets have ranged up to 3.06% and have averaged 0.50%. Such writedowns are based upon estimates of the net realizable value of the applicable assets. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $66.9 million in 1999 and $47.3 million in 1998. The increased fees in 1999 reflect growth in average variable annuity assets, principally due to the receipt of variable annuity premiums and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by surrenders, and increased market values. On an annualized basis, variable annuity fees represent 1.9% and 1.8%, respectively, of average variable annuity assets in 1999 and 1998. Variable annuity assets averaged $14.32 billion during 1999 and $10.24 billion during 1998. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, aggregated $1.83 billion since March 31, 1998. Variable annuity premiums totaled $484.5 million and $412.6 million in 1999 and 1998, respectively. On an annualized basis, these amounts represent 14% and 17%, respectively, of variable annuity reserves at the beginning of the respective periods.

     Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $881.3 million and $780.4 million in 1999 and 1998, respectively. Variable Annuity Product Sales primarily reflect sales of the Company's flagship variable annuity, Polaris. Polaris is a multimanager variable annuity that offers investors a choice of 27 variable funds and 7 guaranteed fixed-rate funds. Increases in Variable Annuity Product Sales are due, in part, to market share gains through enhanced distribution efforts and consumer demand for flexible retirement savings products that offer a variety of equity, fixed income and guaranteed fixed account investment choices.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed which could affect the taxation of variable annuities and annuities generally (See "Regulation").

     NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiary, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $13.0 million in 1999 and $12.2 million in 1998. Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $3.48 billion in 1999 and $4.30 billion in 1998. The increase in net retained commissions and the decrease in sales principally reflect changes in sales mix.

     SURRENDER CHARGES on fixed and variable annuity contracts and universal life contracts totaled $4.4 million in 1999 (including $1.0 million attributable to the Acquisition) and $1.9 million in 1998. Surrender charges generally are assessed on withdrawals at declining rates during the first seven years of a contract. Withdrawal payments totaled $417.4 million in 1999 (including $96.8 million attributable to the Acquisition), compared with $300.5 million in 1998. These payments represent 7.7% (6.8% attributable to the Acquisition) and 9.8%, respectively, of average fixed and variable annuity and universal life reserves. Withdrawals include variable annuity withdrawals from the separate accounts totaling $298.2 million in 1999 (8.4% of average variable annuity reserves) and $248.5 million (9.8% of average variable annuity reserves) in 1998. Consistent with the assumptions used in connection with the Acquisition, management anticipates that the level of withdrawal payments will reflect higher relative withdrawal rates in the near future because of higher surrenders on the acquired annuity business. Excluding the effects of the Acquisition, withdrawal payments represent 8.0% of related average fixed and variable annuity reserves.

     ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds by SunAmerica Asset Management Corp. Such fees totaled $9.3 million on average assets managed of $3.67 billion in 1999 and $7.1 million on average assets managed of $2.79 billion in 1998. Asset management fees are not necessarily proportionate to average assets managed, principally due to changes in product mix. Sales of mutual funds, excluding sales of money market accounts, have aggregated $1.00 billion since March 31, 1998. Mutual fund sales totaled $295.7 million in 1999 and $193.9 million in 1998. The increase in sales principally resulted from increased sales of the Company's "Style Select Series" product and the introduction in June 1998 of the "Dogs" of Wall Street fund. The "Style Select Series" is a group of mutual funds that are each managed by three industry-recognized fund managers. The "Dogs" of Wall Street fund contains 30 large capitalization value stocks that are selected by strict criteria. Sales of these products totaled $207.3 million in 1999, compared with $134.5 million in 1998, primarily reflecting the addition of five new Style Select funds, which more than doubled the number of Style Select funds to nine. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $140.7 million in 1999 and $108.9 million in 1998, which, annualized, represent 15.4% and 15.6%, respectively, of average mutual fund assets.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $35.4 million in 1999 and $24.5 million in 1998. The increase in 1999 over 1998 reflects the increased costs related to the business acquired in the Acquisition. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $27.6 million (including $4.5 million attributable to the Acquisition) in 1999, compared with $18.4 million in 1998. The increase in amortization was also due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other direct selling costs.

     ANNUAL COMMISSIONS represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's variable annuity contracts. Substantially all of the Company's currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. Annual commissions totaled $9.1 million in 1999, compared with $4.1 million in 1998. The increase in annual commissions reflects increased sales of annuities that offer this commission option and gradual expiration of the initial fifteen-month periods before such payments begin. The Company estimates that approximately 55% of the average balances of its variable annuity products is currently subject to such annual commissions. Based on current sales, this percentage is expected to increase in future periods.

     INCOME TAX EXPENSE totaled $21.0 million in 1999, compared with $16.5 million in 1998, representing effective annualized tax rates of 36% and 35%, respectively.

FINANCIAL  CONDITION  AND  LIQUIDITY

     SHAREHOLDER'S EQUITY increased by 2.3% to $764.4 million at March 31, 1999 from $747.0 million at December 31, 1998, due to $37.2 million of net income recorded in 1999, partially offset by a $19.8 million increase in accumulated other comprehensive loss.

     INVESTED  ASSETS  at  March  31,  1999 totaled $8.23 billion, compared with

$8.31 billion at December 31, 1998. The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

     THE BOND PORTFOLIO, which constituted 72% of the Company's total investment portfolio at March 31, 1999, had an amortized cost that was $56.6 million greater than its aggregate fair value at March 31, 1999, compared with an excess of $3.9 million at December 31, 1998. The net unrealized losses on the Bond Portfolio in 1999 principally reflect the higher prevailing interest rates at March 31, 1999 and the corresponding effect on the fair value of the Bond Portfolio.

     At March 31, 1999, the Bond Portfolio (excluding $4.5 million of redeemable preferred stocks) included $5.63 billion of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC"), and $277.3 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At March 31, 1999, approximately $5.62 billion of the Bond Portfolio was investment grade, including $1.58 billion of U.S. government/agency securities and mortgage-backed securities ("MBSs").

     At March 31, 1999, the Bond Portfolio included $285.4 million of bonds that were not investment grade. These non-investment-grade bonds accounted for 1.2% of the Company's total assets and 3.5% of its invested assets.

     Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material concentrations of non-investment-grade securities at March 31, 1999.

     The table on the following page summarizes the Company's rated bonds by rating classification as of March 31, 1999.


                                        RATED BONDS BY RATING CLASSIFICATION
                                               (Dollars in thousands)

                                                  Issues  not  rated  by  S&P/Moody's/
        Issues  Rated  by  S&P/Moody's/DCR/Fitch          DCR/Fitch,  by  NAIC Category                       Total
------------------------------------------------    -----------------------------------     -----------------------


      S&P/(Moody's)               Estimated       NAIC               Estimated               Estimated   Percent of
      [DCR] {Fitch}   Amortized        fair   category   Amortized        fair   Amortized        fair     invested
       category (1)        cost       value        (2)        cost       value        cost       value       assets
-------------------  ----------  ----------  ---------  ----------  ----------  ----------  ----------  -----------
AAA+ to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}        $4,331,966  $4,312,567         1   $  366,805  $  365,379  $4,698,771  $4,677,946       56.86%

BBB+ to BBB-
  (Baal to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}        773,290     761,561         2      183,934     181,308     957,308     942,869       11.46

BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}           52,237      49,852         3        8,164       8,000      60,401      57,852        0.70

B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}            214,290     204,320         4       24,331      16,930     238,621     221,250        2.69

CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}              ---         ---         5        7,875       6,243       7,875       6,243        0.08

CI to D
  [DD]
  {D}                       ---         ---         6           98          98          98          98         ---
                     ----------  ----------             ----------  ----------  ----------  ----------

TOTAL RATED ISSUES   $5,371,783  $5,328,300             $  591,207  $  577,958  $5,962,990  $5,906,268
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

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $277.3 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

     Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $502.8 million at March 31, 1999. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At March 31, 1999, Secured Loans consisted of $180.8 million of publicly traded securities and $322.0 million of privately traded securities. These Secured Loans are composed of loans to 84 borrowers spanning 18 industries, with 24% of these assets concentrated in utilities and 12% of these assets concentrated in financial institutions. No other industry concentration constituted more than 6% of these assets.

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

     MORTGAGE LOANS aggregated $500.4 million at March 31, 1999 and consisted of 132 commercial first mortgage loans with an average loan balance of approximately $3.8 million, collateralized by properties located in 29 states. Approximately 32% of this portfolio was office, 17% was multifamily residential, 12% was manufactured housing, 10% was industrial, 9% was hotels and 20% was other types. At March 31, 1999, approximately 29% and 10% of this portfolio were secured by properties located in California and New York, respectively, and no more than 9% of this portfolio was secured by properties located in any other single state. At March 31, 1999, there were eight mortgage loans with outstanding balances of $10 million or more, which loans collectively aggregated approximately 25% of this portfolio. At March 31, 1999, approximately 34% of the mortgage loan portfolio consisted of loans with balloon payments due before April 1, 2002. During 1999 and 1998, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

     At March 31, 1999, approximately 21% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company's mortgage loan portfolio, its emphasis on multi family loans and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     PARTNERSHIP INVESTMENTS totaled $54.4 million at March 31, 1999, constituting investments in eleven separate partnerships with an average size of approximately $4.9 million. These partnerships are accounted for by using the cost method of accounting and are managed by independent money managers that invest in a broad selection of equity and fixed-income securities, currently including approximately 475 separate issuers. The risks generally associated with partnerships include those related to their underlying investments (i.e. equity securities and debt securities), plus a level of illiquidity, which is mitigated, to some extent by the existence of contractual termination provisions.

     OTHER INVESTED ASSETS aggregated $121.8 million at March 31, 1999, compared with $15.2 million at December 31, 1998. Other Invested Assets includes $106.6 million of seed money for mutual funds used as investment vehicles for the Company's variable annuity separate accounts and $15.2 million of collateralized bond obligations and collateralized mortgage obligation residuals.

     ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 88% of the Company's fixed annuity, universal life and GIC reserves had surrender penalties or other restrictions at March 31, 1999. At June 30, 1999, this percentage will decline substantially due to the release of surrender restrictions on approximately $5 billion of reserves acquired in the acquisition from MBL Life.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and investments in limited partnerships that invest primarily in fixed-rate securities and are accounted for by using the cost method. At March 31, 1999, these assets had an aggregate fair value of $7.72 billion with a duration of 3.3. The Company's fixed-rate liabilities include fixed annuity, GIC and universal life reserves and subordinated notes. At March 31, 1999, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $7.83 billion with a duration of 3.1. The Company's potential exposure due to a relative 10% increase in prevailing interest rates from their March 31, 1999 levels is a loss of approximately $6.5 million in fair value of its fixed-rate assets that is not offset by a decrease in the fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

     Duration is a common option-adjusted measure for the price sensitivity of a fixed-maturity portfolio to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio if interest rates change by 100 basis points, recognizing the changes in cash flows resulting from embedded options such as policy surrenders, investment prepayments and bond calls. It also incorporates the assumption that the Company will continue to utilize its existing strategies of pricing its fixed annuity, universal life and GIC products, allocating its available cash flow amongst its various investment portfolio sectors and maintaining sufficient levels of liquidity. Because the calculation of duration involves estimation and incorporates assumptions, potential changes in portfolio value indicated by the portfolio's duration will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.

     As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At March 31, 1999, the Company had one outstanding Swap Agreement with a notional principal amount of $21.5 million. This agreement matures in December 2024.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $4.6 million ($3.9 million of mortgage loans and $0.7 million of bonds) at March 31, 1999, and constituted less than 0.1% of total invested assets. At December 31, 1998, defaulted investments totaled $0.7 million of mortgage loans, and constituted less than 0.1% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At March 31, 1999, approximately $2.32 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $25.8 million, while approximately $3.59 billion of the Bond Portfolio had an aggregate unrealized loss of $82.3 million. In addition, the Company's investment portfolio currently provides approximately $64.6 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company's annuity and GIC products have been more than sufficient in amount to satisfy the Company's liquidity needs.

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

     The Company has a coordinated plan to repair or replace these noncompliant systems and to obtain similar assurances from third parties interfacing with the Company's systems and applications. In fiscal 1997, SunAmerica recorded a $15.0 million provision for estimated programming costs to make necessary repairs of certain specific noncompliant systems, of which $6.2 million was allocated to the Company. In addition, SunAmerica is making expenditures which it expects will ultimately total $12.3 million to replace certain other specific noncompliant systems. Of these expenditures, approximately $5.0 million will be allocated to the Company and will be capitalized as software costs and amortized over future periods. Both phases of the project are currently proceeding in accordance with the plan and were substantially completed by the end of calendar 1998. Testing of both the repaired and replacement systems is expected to be substantially completed by July 31, 1999. However, the Company will continue to test all of its computer systems and applications throughout 1999 to ensure continued compliance.

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

     During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced from time to time in Congress that could result in the federal government assuming some role in the regulation of insurance companies or allowing combinations between insurance companies, banks and other entities. In recent years, the NAIC has developed several model laws and regulations designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include investment reserve requirements, risk-based capital ("RBC") standards, codification of insurance accounting principles, new investment standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also currently developing model laws or regulations relating to, among other things, product design, product reserving standards and illustrations for annuity products. Current proposals are still being debated and the Company is monitoring developments in this area and the effects any changes would have on the Company.

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

Item  6.  Exhibits  and  Reports  on  Form  8-K
          -------------------------------------


EXHIBITS

Exhibit
  No.                             Description
-----                             -----------

  10(a) Subordinated Loan Agreement for Equity Capital, dated March 12, 1999, between the Company's subsidiary, SunAmerica Capital Services, Inc., and SunAmerica Inc. ("SAI"), defining SAI's rights with respect to the 8.5% notes due April 30, 2002.

  27        Financial  Data  Schedule.

REPORTS  ON  FORM  8-K

On January 14, 1999, the Company filed a current report on Form 8-K announcing its acquisition of a block of business from MBL Life Assurance Corporation.

On January 15, 1999, the Company filed a current report on Form 8-K announcing the merger of its ultimate parent, SunAmerica Inc., with American International Group, Inc.

On March 12, 1999, the Company filed an amendment to the Form 8-K in connection with its acquisition of a block of business from MBL Life Assurance Corporation.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ANCHOR  NATIONAL  LIFE  INSURANCE  COMPANY

Date:  May  14,  1998     By:/s/SCOTT  L.  ROBINSON
---------------------        ----------------------
                          Scott  L.  Robinson
                          Senior  Vice  President  and  Director

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature                     Title                                Date
---------                     -----                                ----


/s/   SCOTT  L.  ROBINSON     Senior  Vice  President  and     May  14,  1999
-------------------------                                      --------------
      Scott  L.  Robinson       Director  (Principal
                                Financial  Officer)


/s/   N.  SCOTT  GILLIS       Senior  Vice  President  and     May  14,  1999
-----------------------                                        --------------
      N.  Scott  Gillis         Controller  (Principal
                                Accounting  Officer)

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                             LIST OF EXHIBITS FILED

Exhibit
  No.          Description
-----          -----------

  10(a) Subordinated Loan Agreement for Equity Capital, dated March 12, 1999, between the Company's subsidiary, SunAmerica Capital Services, Inc., and SunAmerica Inc. ("SAI"), defining SAI's rights with respect to the 8.5% notes due April 30, 2002.

  27        Financial  Data  Schedule