Form 10-Q
period 1999-06-30
ANCHOR NATIONAL LIFE INSURANCE CO
filed 1999-08-16
CIK 6342

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

(Mark  One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

/  /   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d) OF THE SECURITIES
      EXCHANGE  ACT  OF  1934

                  For the quarterly period ended June 30, 1999


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

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON AUGUST 16, 1999 WAS AS FOLLOWS:

Common  Stock  (par  value  $1,000 per share)           3,511 shares outstanding


                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

                                      INDEX



                                                                 Page
                                                               Number(s)
                                                               ---------
Part I - Financial Information

      Consolidated Balance Sheet (Unaudited) -
      June 30, 1999 and December 31, 1998                            3-4

      Consolidated Statement of Income and Comprehensive
      Income (Unaudited) - Three Months and Six Months Ended
      June 30, 1999 and 1998                                           5

      Consolidated Statement of Cash Flows (Unaudited) -
      Six Months Ended June 30, 1999 and 1998                        6-7

      Notes to Consolidated Financial Statements (Unaudited)        8-12

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations                          13-29

      Quantitative and Qualitative Disclosures About
      Market Risk                                                     30

Part II - Other Information                                           31





























































                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                     June 30,     December 31,
                                                         1999             1998
                                              ---------------  ---------------
ASSETS

Investments:
  Cash and short-term investments             $ 1,292,171,000  $ 3,303,454,000
  Bonds, notes and redeemable
    preferred stocks available for sale,
    at fair value (amortized cost:
    June 1999, $5,810,948,000;
    December 1998, $4,252,740,000)              5,668,697,000    4,248,840,000
  Mortgage loans                                  619,470,000      388,780,000
  Policy loans                                    306,857,000      320,688,000
  Common stocks available for sale, at fair
    value (cost: June 1999, $1,368,000;
    December 1998, $1,409,000)                      2,020,000        1,419,000
  Partnerships                                     57,820,000        4,577,000
  Real estate                                      24,000,000       24,000,000
  Other invested assets                           126,749,000       15,185,000
                                              ---------------  ---------------

  Total investments                             8,097,784,000    8,306,943,000

Variable annuity assets held in separate
  accounts                                     16,659,779,000   13,767,213,000
Accrued investment income                          83,937,000       73,441,000
Deferred acquisition costs                      1,014,372,000      866,053,000
Receivable from brokers for sales of
  securities                                              ---       22,826,000
Other assets                                      102,496,000      109,857,000
                                              ---------------  ---------------

TOTAL ASSETS                                  $25,958,368,000  $23,146,333,000
                                              ===============  ===============
















































See accompanying notes


                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                     CONSOLIDATED BALANCE SHEET (Continued)
                                   (Unaudited)


                                                     June 30,      December 31,
                                                         1999              1998
                                             ----------------  ----------------
LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts       $ 5,388,378,000   $ 5,453,476,000
  Reserves for universal life insurance
    contracts                                  2,320,672,000     2,339,199,000
  Reserves for guaranteed investment
    contracts                                    306,343,000       353,137,000
  Payable to brokers for purchases of
    securities                                    46,778,000               ---
  Income taxes currently payable                  12,033,000        11,123,000
  Other liabilities                              224,771,000       160,020,000
                                             ----------------  ----------------

  Total reserves, payables
    and accrued liabilities                    8,298,975,000     8,316,955,000
                                             ----------------  ----------------

Variable annuity liabilities related to
  separate accounts                           16,659,779,000    13,767,213,000
                                             ----------------  ----------------

Subordinated notes payable to affiliates          42,868,000       209,367,000
                                             ----------------  ----------------

Deferred income taxes                             20,227,000       105,772,000
                                             ----------------  ----------------

Shareholder's equity:
  Common Stock                                     3,511,000         3,511,000
  Additional paid-in capital                     549,110,000       378,674,000
  Retained earnings                              449,612,000       366,460,000
  Accumulated other comprehensive loss           (65,714,000)       (1,619,000)
                                             ----------------  ----------------

  Total shareholder's equity                     936,519,000       747,026,000
                                             ----------------  ----------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY   $25,958,368,000   $23,146,333,000
                                             ================  ================








































See accompanying notes


                              ANCHOR NATIONAL LIFE INSURANCE COMPANY
                    CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                 For the three months and six months ended June 30, 1999 and 1998
                                           (Unaudited)

                                             Three  Months                    Six  Months
                                    ----------------------------    -----------------------------
                                             1999           1998             1999            1998
                                    -------------   ------------    -------------    ------------


Investment income                   $ 143,535,000   $  47,869,000   $ 273,892,000   $102,371,000
                                    --------------  --------------  --------------  -------------

Interest expense on:
  Fixed annuity contracts             (69,053,000)    (28,214,000)   (133,618,000)   (55,073,000)
  Universal life insurance
    contracts                         (30,018,000)            ---     (60,189,000)           ---
  Guaranteed investment contracts      (4,608,000)     (4,544,000)     (9,766,000)    (9,036,000)
  Senior indebtedness                         ---        (237,000)       (198,000)      (389,000)
  Subordinated notes payable to
    affiliates                          1,684,000        (752,000)     (1,769,000)    (1,516,000)
                                    --------------  --------------  --------------  -------------

  Total interest expense             (101,995,000)    (33,747,000)   (205,540,000)   (66,014,000)
                                    --------------  --------------  --------------  -------------

NET INVESTMENT INCOME                  41,540,000      14,122,000      68,352,000     36,357,000
                                    --------------  --------------  --------------  -------------

NET REALIZED INVESTMENT
  GAINS (LOSSES)                       (7,688,000)      2,674,000      (6,804,000)     4,971,000
                                    --------------  --------------  --------------  -------------

Fee income:
  Variable annuity fees                74,319,000      53,850,000     141,264,000    101,148,000
  Net retained commissions             13,235,000      13,066,000      26,192,000     25,304,000
  Asset management fees                10,385,000       7,707,000      19,664,000     14,850,000
  Universal life insurance fees         7,264,000             ---      13,641,000            ---
  Surrender charges                     4,324,000       2,150,000       8,703,000      4,016,000
  Other fees                            7,304,000       1,103,000      11,050,000      1,765,000
                                    --------------  --------------  --------------  -------------

TOTAL FEE INCOME                      116,831,000      77,876,000     220,514,000    147,083,000
                                    --------------  --------------  --------------  -------------

GENERAL AND ADMINISTRATIVE
  EXPENSES                            (41,486,000)    (24,103,000)    (77,976,000)   (48,554,000)
                                    --------------  --------------  --------------  -------------

AMORTIZATION OF DEFERRED
  ACQUISITION COSTS                   (28,272,000)    (24,896,000)    (55,876,000)   (43,273,000)
                                    --------------  --------------  --------------  -------------

ANNUAL COMMISSIONS                     (9,070,000)     (5,027,000)    (18,158,000)    (9,175,000)
                                    --------------  --------------  --------------  -------------

PRETAX INCOME                          71,855,000      40,646,000     130,052,000     87,409,000

Income tax expense                    (25,891,000)    (15,053,000)    (46,900,000)   (31,505,000)
                                    --------------  --------------  --------------  -------------

NET INCOME                             45,964,000      25,593,000      83,152,000     55,904,000
                                    --------------  --------------  --------------  -------------

OTHER COMPREHENSIVE INCOME, NET
  OF TAX:
  Net unrealized gains (losses)
    on debt and equity securities
    available for sale identified
    in the current period             (46,639,000)         26,000     (66,421,000)       625,000
  Less reclassification
    adjustment for net
    realized losses (gains)
    included in net income              2,344,000      (2,023,000)      2,326,000     (3,635,000)
                                    --------------  --------------  --------------  -------------

  OTHER COMPREHENSIVE LOSS            (44,295,000)     (1,997,000)    (64,095,000)    (3,010,000)
                                    --------------  --------------  --------------  -------------

COMPREHENSIVE INCOME                $   1,669,000   $  23,596,000   $  19,057,000   $ 52,894,000
                                    ==============  ==============  ==============  =============




See accompanying notes


                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the six months ended June 30, 1999 and 1998
                                   (Unaudited)


                                                         1999              1998
                                             ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $    83,152,000   $    55,904,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Interest credited to:
      Fixed annuity contracts                    133,618,000        55,073,000
      Universal life insurance contracts          60,189,000               ---
      Guaranteed investment contracts              9,766,000         9,036,000
    Net realized investment losses (gains)         6,804,000        (4,971,000)
    Accretion of net discounts on
      investments                                 (2,707,000)         (830,000)
    Universal life insurance fees                (13,641,000)              ---
    Amortization of goodwill                         714,000           614,000
    Provision for deferred income taxes          (51,032,000)       (4,457,000)
Change in:
  Accrued investment income                      (10,496,000)       (3,921,000)
  Deferred acquisition costs                    (109,219,000)      (71,047,000)
  Other assets                                     6,647,000       (11,447,000)
  Income taxes currently payable                     910,000         9,052,000
  Other liabilities                               73,204,000        (4,798,000)
Other, net                                         2,053,000           (16,000)
                                             ----------------  ----------------

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                     189,962,000        28,192,000
                                             ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
  Bonds, notes and redeemable preferred
    stocks                                    (3,661,629,000)   (1,113,743,000)
  Mortgage loans                                (250,751,000)      (92,114,000)
  Other investments, excluding short-term
    investments                                 (162,212,000)              ---
Sales of:
  Bonds, notes and redeemable preferred
    stocks                                     1,564,138,000       728,422,000
  Other investments, excluding short-term
    investments                                    6,705,000            97,000
Redemptions and maturities of:
  Bonds, notes and redeemable preferred
    stocks                                       590,792,000       201,043,000
  Mortgage loans                                  20,531,000        49,594,000
  Other investments, excluding short-term
    investments                                   18,099,000         1,009,000
                                             ----------------  ----------------

NET CASH USED BY INVESTING ACTIVITIES         (1,874,327,000)     (225,692,000)
                                             ----------------  ----------------






























See accompanying notes


                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                 For the six months ended June 30, 1999 and 1998
                                   (Unaudited)


                                                       1999             1998
                                          -----------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Premium receipts on:
  Fixed annuity contracts                 $  1,004,138,000   $  785,056,000
  Universal life insurance contracts            38,025,000              ---
Net exchanges from the fixed
  accounts of variable annuity contracts      (818,916,000)    (674,927,000)
Withdrawal payments on:
  Fixed annuity contracts                     (389,215,000)    (102,644,000)
  Universal life insurance contracts           (38,877,000)             ---
  Guaranteed investment contracts               (9,374,000)      (8,174,000)
Claims and annuity payments on:
  Fixed annuity contracts                      (49,984,000)     (21,818,000)
  Universal life insurance contracts           (58,199,000)             ---
Net repayments of other short-term
  financings                                    (4,516,000)      (7,249,000)
Capital contributions received                         ---      200,409,000
Dividends paid                                         ---      (51,200,000)
                                          -----------------  ---------------

NET CASH PROVIDED/(USED) BY FINANCING
  ACTIVITIES                                  (326,918,000)     119,453,000
                                          -----------------  ---------------

NET DECREASE IN CASH AND SHORT-TERM
  INVESTMENTS                               (2,011,283,000)     (78,047,000)

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD                        3,303,454,000      264,176,000
                                          -----------------  ---------------

CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD                           $  1,292,171,000   $  186,129,000
                                          =================  ===============

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid on indebtedness             $        833,000   $    1,603,000
                                          =================  ===============


Income taxes paid, net of refunds         $     74,499,000   $   26,792,000
                                          =================  ===============




SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  TRANSACTION:

On June 30, 1999, the Company's parent forgave the $170,436,000 surplus note (included in Subordinated Notes Payable to Affiliates in the accompanying consolidated balance sheet at December 31, 1998) issued in its favor. The
Company  has  reclassified  this  amount  to  Additional  Paid-In  Capital.





























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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1999 and December 31, 1998, the results of its consolidated operations for the three months and six months ended June 30, 1999 and 1998 and its consolidated cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

2.     Reinsurance
       -----------

On December 31, 1998, the Company acquired the individual life business and the individual and group annuity business of MBL Life Assurance Corporation ("MBL Life"), via a 100% coinsurance transaction, for a cash purchase price of $128,420,000. As part of this transaction, the Company acquired assets having an aggregate fair value of $5,718,227,000, composed primarily of invested assets totaling $5,715,010,000. Liabilities assumed in this acquisition totaled $5,831,266,000, including $3,460,503,000 of fixed annuity reserves, $2,317,365,000 of universal life reserves and $24,011,000 of guaranteed investment contract reserves. The excess of the purchase price over the fair value of net assets received amounted to $118,427,000 at June 30, 1999 and is included in Deferred Acquisition Costs in the accompanying consolidated balance sheet. The income statements for the three months and six months ended June 30, 1999 include the impact of the Acquisition. On a pro forma basis, assuming the Acquisition had been consummated on January 1, 1998, the beginning of the prior-year periods discussed herein, investment income would have been $127,615,000 and net income would have been $31,310,000 for the three months ended June 30, 1998. For the six months ended June 30, 1998, investment income would have been $261,863,000 and net income would have been $66,762,000.

       -----------

     This business was assumed from MBL Life subject to existing reinsurance ceded agreements. At December 31, 1998, the maximum retention on any single life was $2,000,000, and a total credit of $5,057,000 was taken against the life insurance reserves, representing predominantly yearly renewable term reinsurance. In order to limit even further the exposure to loss on any single life and to recover an additional portion of the benefits paid over such limits, the Company entered into a monthly renewable term reinsurance treaty, effective January 1, 1999, under which the Company retains no more than $100,000 of risk on any one insured life. At June 30, 1999, a total reserve credit of $4,773,000 was taken against the life insurance reserves. With respect to these coinsurance agreements, the Company could become liable for all obligations of the reinsured policies if the reinsurers were to become unable to meet the obligations assumed under the respective reinsurance agreements.

     Included in the block of business acquired from MBL Life was $282,946,000 of individual life business and $404,563,000 of group annuity business whose contract owners are residents of New York State (the "New York Business"). On July 1, 1999, the New York Business was acquired by the Company's New York affiliate, First SunAmerica Life Insurance Company ("FSA"), via an assumption reinsurance agreement and the remainder of the business converted to assumption reinsurance which superseded the coinsurance arrangement.

The $128,420,000 purchase price will be allocated between the Company and FSA based on the estimated future gross profits of the two blocks of business. The portion to be allocated to FSA will be approximately $10,000,000.

     On December 31, 1998, the Company recaptured the business previously ceded through a modified coinsurance transaction to ANLIC Insurance Company (Cayman). As part of this recapture, the Company paid cash of $170,436,000 and restored $167,202,000 of deferred acquisition costs ("DAC") that had been written off at the inception of the transaction, with the balance of $3,234,000 being recorded as DAC amortization in the income statement.

3.     Capital  Contributions
       ----------------------

On December 31, 1998, the Parent contributed additional capital of $70,000,000 to the Company.

On December 30, 1998, the Company received cash totaling $170,436,000 in exchange for issuance of a surplus note (the "Note") payable to SunAmerica Life Insurance Company (the "Parent"), which Note was included in Subordinated Notes Payable to Affiliates at December 31, 1998 in the accompanying consolidated balance sheet. The Note bore interest at a rate of 7%, beginning on January 1, 1999.

On June 30, 1999, the Parent cancelled the Note and funds received were reclassified to Additional Paid-in Capital in the accompanying consolidated balance sheet. Also on June 30, 1999, the Parent forgave the total interest earned on the Note of $4,971,000, of which $2,983,000 was included in Interest Expense on Subordinated Notes Payable to Affiliates in the consolidated income statement in the quarter ended March 31, 1999. Accordingly, the accompanying consolidated income statement reflects a $2,983,000 reversal of interest expense in Interest Expense on Subordinated Notes Payable to Affiliates in the quarter ended June 30, 1999.

4.     Adoption  of  New  Accounting  Standard
       ---------------------------------------

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The adoption of SFAS 130 did not have an impact on the Company's results of operations, financial condition or liquidity. Comprehensive income amounts for the prior year are presented to conform to the current year's presentation. Net unrealized losses on debt and equity securities available for sale increased by $44,295,000 and $64,095,000 during the three months and six months ended June 30, 1999, respectively. Net unrealized gains on debt and equity securities available for sale decreased by $1,997,000 and $3,010,000 during the three months and six months ended June 30, 1998, respectively.

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.     Adoption  of  New  Accounting  Standard  (continued)
       ---------------------------------------

The before tax, after tax, and tax benefit (expense) amounts for each component of the increase or decrease in unrealized losses or gains on debt and equity securities available for sale for both the current and prior periods are summarized below:

                                                 Tax  Benefit
                                     Before  Tax   (Expense)      Net  of  Tax
                                    -------------  ----------    -------------

     THREE  MONTHS  ENDED  JUNE  30,

1999:
  Net unrealized losses on debt
  and equity securities available
  for sale identified in the
  current period                    $(93,193,000)  $32,618,000   $(60,575,000)

  Increase in deferred acquisition
    cost adjustment identified in
    the current period                21,441,000    (7,505,000)    13,936,000
                                    -------------  ------------  -------------

  Subtotal                           (71,752,000)   25,113,000    (46,639,000)
                                    -------------  ------------  -------------

  Reclassification adjustment for:
    Net realized losses included
      in net income                    5,947,000    (2,081,000)     3,866,000
  Related change in deferred
    acquisition costs                 (2,341,000)      819,000     (1,522,000)
                                    -------------  ------------  -------------
    Total reclassification
      adjustment                       3,606,000    (1,262,000)     2,344,000
                                    -------------  ------------  -------------

  Total other comprehensive loss    $(68,146,000)  $23,851,000   $(44,295,000)
                                    =============  ============  =============

  THREE MONTHS ENDED JUNE 30,
  1998:

  Net unrealized gains on debt
  and equity securities available
  for sale identified in the
  current period                    $    (59,000)  $    21,000   $    (38,000)

  Decrease in deferred acquisition
    cost adjustment identified in
    the current period                   100,000       (36,000)        64,000
                                    -------------  ------------  -------------

  Subtotal                                41,000       (15,000)        26,000
                                    -------------  ------------  -------------

  Reclassification adjustment for:
    Net realized gains included
      in net income                   (4,913,000)    1,720,000     (3,193,000)
  Related change in deferred
    acquisition costs                  1,800,000      (630,000)     1,170,000
                                    -------------  ------------  -------------
    Total reclassification
      adjustment                      (3,113,000)    1,090,000     (2,023,000)
                                    -------------  ------------  -------------

  Total other comprehensive loss    $ (3,072,000)  $ 1,075,000   $ (1,997,000)
                                    =============  ============  =============


                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.     Adoption  of  New  Accounting  Standard  (continued)
       ---------------------------------------

                                                   Tax  Benefit
                                     Before  Tax     (Expense)      Net  of  Tax
                                    -------------   -----------    -------------

     SIX  MONTHS  ENDED  JUNE  30,

1999:
  Net unrealized losses on debt
  and equity securities available
  for sale identified in the
  current period                    $(143,300,000)  $ 50,155,000   $(93,145,000)

  Increase in deferred acquisition
    cost adjustment identified in
    the current period                 41,112,000    (14,388,000)    26,724,000
                                    --------------  -------------  -------------

  Subtotal                           (102,188,000)    35,767,000    (66,421,000)
                                    --------------  -------------  -------------

  Reclassification adjustment for:
    Net realized losses included
      in net income                     5,591,000     (1,957,000)     3,634,000
    Related change in deferred
      acquisition costs                (2,012,000)       704,000     (1,308,000)
                                    --------------  -------------  -------------
    Total reclassification
      adjustment                        3,579,000     (1,253,000)     2,326,000
                                    --------------  -------------  -------------

  Total other comprehensive loss    $ (98,609,000)  $ 34,514,000   $(64,095,000)
                                    ==============  =============  =============

  SIX MONTHS ENDED JUNE 30,
  1998:

  Net unrealized gains on debt
  and equity securities available
  for sale identified in the
  current period                    $   1,152,000   $   (403,000)  $    749,000

  Decrease in deferred acquisition
    cost adjustment identified in
    the current period                   (193,000)       69,000       (124,000)
                                    --------------  -------------  -------------

  Subtotal                                959,000       (334,000)       625,000
                                    --------------  -------------  -------------

  Reclassification adjustment for:
    Net realized gains included
      in net income                    (8,885,000)     3,110,000     (5,775,000)
    Related change in deferred
      acquisition costs                 3,293,000     (1,153,000)     2,140,000
                                    --------------  -------------  -------------
    Total reclassification
      adjustment                       (5,592,000)     1,957,000     (3,635,000)
                                    --------------  -------------  -------------

  Total other comprehensive loss    $  (4,633,000)  $  1,623,000   $ (3,010,000)
                                    ==============  =============  =============


                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations of Anchor National Life Insurance Company (the "Company") for the three months and six months ended June 30, 1999 and June 30, 1998 follows. The Company has changed its fiscal year end to December 31. Accordingly, the quarter ended December 31, 1998 was a transition period.

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

RESULTS  OF  OPERATIONS

     NET INCOME totaled $46.0 million in the second quarter of 1999, compared with $25.6 million in the second quarter of 1998. For the six months, net income amounted to $83.2 million in 1999, compared with $55.9 million in 1998. On December 31, 1998, the Company acquired the individual life business and the individual and group annuity business of MBL Life Assurance Corporation (the "Acquisition"). The Acquisition was accounted for under the purchase method of accounting, and, therefore, results of operations include those of the Acquisition only from its date of acquisition. Consequently, the operating results for 1999 and 1998 are not comparable. On a pro forma basis, using the historical financial information of the acquired business and assuming that the Acquisition had been consummated on January 1, 1998, the beginning of the prior-year periods discussed herein, net income would have been $31.3 million and $66.8 million for the second quarter and the six months of 1998, respectively.

     PRETAX INCOME totaled $71.9 million in the second quarter of 1999 and $40.6 million in the second quarter of 1998. For the six months, pretax income totaled $130.1 million in 1999, compared with $87.4 million in 1998. The significant improvements in 1999 over 1998 primarily resulted from increased fee income and net investment income, which were partially offset by increased general and administrative expenses, increased amortization of deferred acquisition costs ("DAC"), and net realized investment losses in the 1999 periods.

     NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, totaled $41.5 million in the second quarter of 1999, up from $14.1 million in the second quarter of 1998. These amounts equal 2.03% on average invested assets (computed on a daily basis) of $8.19 billion in the second quarter of 1999 and 2.18% on average invested assets of $2.59 billion in the second quarter of 1998. For the six months, net investment income increased to $68.4 million in 1999 from $36.4 million in 1998, equaling 1.66% of average invested assets of $8.25 billion in 1999 and 2.84% of average invested assets of $2.56 billion in 1998. On a pro forma basis, assuming the Acquisition had been consummated on January 1, 1998, net investment income on related average invested assets would have been 0.90% and 1.10% in the second quarter and six months of 1998, respectively. The improvement of 1999 net investment income over these pro forma amounts reflects a redeployment of assets received in the Acquisition into higher yielding investment categories.

     Net investment spreads include the effect of income earned on the difference between average invested assets and average interest-bearing liabilities. In the second quarter, average invested assets exceeded average interest-bearing liabilities by $148.4 million in 1999, compared with $139.5 million 1998. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 1.94% in the second quarter of 1999 and 1.88% in the second quarter of 1998. On a pro forma basis, assuming the Acquisition had been consummated on January 1, 1998, the Spread Difference would have been 0.90% in the second quarter of 1998, reflecting primarily the effect of the lower yielding assets received in the Acquisition.

     For the six months, average invested assets exceeded average interest-bearing liabilities by $118.1 million in 1999, compared with $122.6 million in 1998. The Spread Difference was 1.59% in 1999 and 2.58% in 1998. On a pro forma basis, assuming the Acquisition had been consummated on January 1, 1998, the Spread Difference would have been 1.12% in 1998, also primarily reflecting the effect of the lower yielding assets received in the Acquisition.

     Investment income (and the related yields on average invested assets) totaled $143.5 million (7.01%) in the second quarter of 1999, $47.9 million (7.38%) in the second quarter of 1998, $273.9 million (6.64%) in the six months of 1999 and $102.4 million (7.99%) in the six months of 1998. Both the significant increases in investment income and the decreases in the related yields in 1999 as compared with 1998 principally resulted from the Acquisition. The invested assets associated with the Acquisition included high-grade corporate, government and government/agency bonds and cash and short-term investments, which are generally lower yielding than a significant portion of the invested assets that comprise the remainder of the Company's portfolio. On a pro forma basis, assuming the Acquisition had been consummated on January 1, 1998, the yield on related average invested assets would have been 6.18% and 6.37% in the second quarter and six months of 1998, respectively. The improvement in 1999 yields over these pro forma

1998 yields primarily reflects a redeployment of the assets received in the Acquisition into higher yielding investment categories.

     Investment income and related yields in all periods also reflect the Company's investments in limited partnerships. Partnership income increased to $1.5 million (a yield of 8.71% on related average assets of $67.2 million) in the second quarter of 1999, from a loss of $0.7 million (a loss of 21.17% on related average assets of $14.0 million) in the second quarter of 1998. For the six months, partnership income amounted to $4.7 million (a yield of 20.18% on related average assets of $46.4 million) in 1999, compared with $6.4 million (a yield of 90.27% on related average assets of $14.1 million) in 1998. Partnership income is based upon cash distributions received from limited partnerships, the operations of which the Company does not influence. Consequently, such income is not predictable and there can be no assurance that the Company will realize comparable levels of such income in the future.

     Total interest expense equaled $102.0 million in the second quarter of 1999 and $33.7 million in the second quarter of 1998. For the six months, interest expense aggregated $205.5 million in 1999, compared with $66.0 million in 1998. The average rate paid on all interest-bearing liabilities was 5.07% in the second quarter of 1999, compared with 5.50% in the second quarter of 1998. For the six months, the average rate paid on all interest-bearing liabilities was 5.05% for 1999 and 5.41% for 1998. Interest-bearing liabilities averaged $8.05 billion during the second quarter of 1999, $2.45 billion during the second quarter of 1998, $8.13 billion during the six months of 1999 and $2.44 billion during the six months of 1998. Total interest expense in 1999 and related average rates paid reflect the effects of the Acquisition. On a pro forma basis, assuming the Acquisition had been consummated on January 1, 1998, the average rate paid on all interest-bearing liabilities would have been 5.28% and 5.25% and interest-bearing liabilities would have averaged $8.26 billion and $8.24 billion in the second quarter and six months of 1998, respectively. The decreases in the overall rates paid in 1999 result primarily from a generally lower interest rate environment and the forgiveness of $3.0 million of interest expense by the Company's direct parent, SunAmerica Life Insurance Company (the "Parent") (see Note 3 of Notes to Consolidated Financial Statements).

     GROWTH IN AVERAGE INVESTED ASSETS since 1998 largely resulted from the impact of the Acquisition. Changes in average invested assets also reflect sales of fixed annuities and the fixed account options of the Company's variable annuity products ("Fixed Annuity Premiums"), and renewal premiums on its universal life product ("UL Premiums") acquired in the Acquisition, partially offset by net exchanges from fixed accounts into the separate accounts of variable annuity contracts. Since June 30, 1998, Fixed Annuity Premiums and UL Premiums have aggregated $1.86 billion. Fixed Annuity Premiums and UL Premiums totaled $626.5 million in the second quarter of 1999, $417.1 million in the second quarter of 1998, $1.04 billion in the six months of 1999 and $785.1 million in the six months of 1998 and are largely premiums for the fixed accounts of variable annuities. Such premiums have increased principally because of greater sales of the Company's variable annuity products and greater inflows into the one-year and six-month fixed accounts of these products, which are used for dollar-cost averaging into the variable accounts. Accordingly, the Company anticipates that it will see a large portion of these premiums transferred into the variable funds. On an annualized basis, these premiums represent 32%, 79%, 27% and 75%, respectively, of the related reserve balances at the beginning of the respective periods. These decreases in 1999 premiums when expressed as a percentage of related reserve balances result from the impact of the Acquisition. When premium and reserve balances resulting from the Acquisition are excluded, the resulting premiums represent 112% and 93% of beginning fixed annuity reserve balances in the second quarter and six months of 1999, respectively.

     There were no guaranteed investment contract ("GIC") premiums in 1999 or 1998. GIC surrenders and maturities totaled $4.2 million in the second quarter of 1999, $4.0 million in the second quarter of 1998, $9.4 million in the six months of 1999 and $8.2 million in the six months of 1998. The Company does not actively market GICs; consequently, premiums and surrenders may vary substantially from period to period. The GICs issued by the Company generally guarantee the payment of principal and interest at fixed or variable rates for a term of three to five years. GICs that are purchased by banks for their long-term portfolios or state and local governmental entities either prohibit withdrawals or permit scheduled book value withdrawals subject to the terms of the underlying indenture or agreement. GICs purchased by asset management firms for their short-term portfolios either prohibit withdrawals or permit withdrawals with notice ranging from 90 to 270 days. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity.

     NET REALIZED INVESTMENT LOSSES totaled $7.7 million in the second quarter of 1999, compared with $2.7 million of net investment gains realized in the second quarter of 1998 and include impairment writedowns of $1.4 million and $0.7 million, respectively. Thus, net losses from sales and redemptions of investments totaled $6.3 million in the second quarter of 1999 and such net gains totaled $3.4 million in the second quarter of 1998. For the six months, net realized investment losses totaled $6.8 million in 1999, compared with $5.0 million of net investment gains realized in 1998 and include impairment writedowns of $2.0 million and $2.2 million, respectively. Thus, for the six months, net losses from sales and redemptions of investments totaled $4.8 million in 1999, compared with $7.2 million of gains realized on the sales and redemptions of investments in 1998.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $972.7 million in the second quarter of 1999, $498.4 million in the second quarter of 1998, $2.18 billion in the six months of 1999 and $984.3 million in the six months of 1998. Sales of investments result from the active management of the Company's investment portfolio, including assets received as part of the Acquisition. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.31%, 0.52%, 0.12% and 0.56% of average invested assets in the second quarter of 1999, the second quarter of 1998, the six months of 1999 and the six months of 1998, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns represent provisions applied to bonds in 1999 and 1998. On an annualized basis, impairment writedowns represent 0.07%, 0.11%, 0.05% and 0.17% of average invested assets in the second quarter of 1999, the second quarter of 1998, the six months of 1999 and the six months of 1998, respectively. For the nineteen quarters beginning October 1, 1994, impairment writedowns as an annualized percentage of average invested assets have ranged up to 3.06% and have averaged 0.50%. Such writedowns are based upon estimates of the net realizable value of the applicable assets. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $74.3 million in the second quarter of 1999 and $53.9 million in the second quarter of 1998. For the six months, variable annuity fees totaled $141.3 million in 1999, compared with $101.1 million in 1998. The increased fees in 1999 reflect growth in average variable annuity assets, principally due to the receipt of variable annuity premiums, net exchanges into the separate accounts from the fixed accounts of variable annuity contracts and increased market values, partially offset by surrenders. On an annualized basis, variable annuity fees represent 2% of average variable annuity assets in all periods presented. Variable annuity assets averaged $15.71 billion during the second quarter of 1999 and $11.51 billion during the second quarter of 1998. For the six months, variable annuity assets averaged $15.03 billion in 1999, compared with $10.88 billion in 1998. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, aggregated $1.78 billion since June 30, 1998. Variable annuity premiums totaled $464.9 million and $517.3 million in the second quarters of 1999 and 1998, respectively. For the six months, variable annuity premiums increased to $949.4 million in 1999, compared with $929.9 million in 1998. On an annualized basis, these amounts represent 12%, 19%, 14% and 19% of variable annuity reserves at the beginning of the respective periods. Transfers from the fixed accounts of the Company's variable annuity products to the separate accounts (see "Growth in Average Invested Assets") are not classified in variable annuity premiums (in accordance with generally accepted accounting principles). Accordingly, changes in variable annuity premiums are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company's variable annuity products.

     Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $1.03 billion, $934.3 million, $1.91 billion and $1.71 billion in the second quarters of 1999 and 1998 and six months of 1999 and 1998, respectively. Variable Annuity Product Sales primarily reflect sales of the Company's flagship variable annuity line, Polaris. The Polaris products are multimanager variable annuities that offer investors a choice of more than 25 variable funds and a number of guaranteed fixed-rate funds. Increases in Variable Annuity Product Sales are due, in part, to market share gains through enhanced distribution efforts and consumer demand for flexible retirement savings products that offer a variety of equity, fixed income and guaranteed fixed account investment choices.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of variable annuities and annuities generally (See "Regulation").

     NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiaries, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $13.2 million in the second quarter of 1999 and $13.1 million in the second quarter of 1998. For the six months, net retained commissions amounted to $26.2 million and $25.3 million in 1999 and 1998, respectively. Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $3.67 billion in the second quarter of 1999, $3.05 billion in the second quarter of 1998, $7.15 billion in the six months of

1999 and $7.36 billion in the six months of 1999. Fluctuations in net retained commissions may not be proportionate to fluctuations in sales primarily due to changes in sales mix.

     ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds by SunAmerica Asset Management Corp. Such fees totaled $10.4 million on average assets managed of $3.99 billion in the second quarter of 1999 and $7.7 million on average assets managed of $3.01 billion in the second quarter of 1998. For the six months, asset management fees totaled $19.7 million on average assets managed of $3.83 billion in 1999, compared with $14.9 million on average assets managed of $2.90 billion in 1998. Asset management fees are not necessarily proportionate to average assets managed, principally due to changes in product mix. Sales of mutual funds, excluding sales of money market accounts, have aggregated $1.11 billion since June 30, 1998. Mutual fund sales totaled $354.3 million in the second quarter of 1999 and $241.5 million in the second quarter of 1998. For the six months, mutual fund sales amounted to $650.0 million in 1999 and $435.4 million in 1998. The increases in sales in 1999 largely resulted from increased sales of the Company's "Style Select Series" product and the introduction in June 1998 of the "Dogs" of Wall Street fund. The "Style Select Series" is a group of mutual funds that are each managed by three industry-recognized fund managers. The "Dogs" of Wall Street fund contains 30 large capitalization value stocks that are selected by strict criteria. Sales of these products totaled $232.5 million in the second quarter of 1999, $181.1 million in the second quarter of 1998, $439.9 million in the six months of 1999 and $315.6 million in the six months of 1998. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $142.7 million in the second quarter of 1999, $112.5 million in the second quarter of 1998, $283.5 million in the six months of 1999 and $221.3 million in the six months of 1998, which, annualized, represent 17.9%, 18.7%, 18.4% and 19.1%, respectively, of average related mutual fund assets.

     UNIVERSAL LIFE INSURANCE FEES result from the acquisition of universal life insurance contract reserves and the ongoing receipt of renewal premiums on such contracts, and comprise net mortality gains or losses, up-front fees earned on premiums received and administrative fees on such contracts. Universal life insurance fees amounted to $7.3 million and $13.6 million in the second quarter and six months of 1999, respectively. For the six months of 1999, such fees annualized represent 8.1% of average reserves for universal life insurance contracts. Since the Acquisition occurred on December 31, 1998, there were no such fees earned in 1998.

     SURRENDER CHARGES on fixed and variable annuity contracts and universal life contracts totaled $4.3 million in the second quarter of 1999 (including $0.6 million attributable to the Acquisition) and $2.2 million in the second quarter of 1998. For the six months, such surrender charges totaled $8.7 million in 1999 (including $1.6 million attributable to the Acquisition) and $4.0 million in 1998. Surrender charges generally are assessed on withdrawals at declining rates during the first seven years of a contract. Withdrawal payments in the second quarter totaled $454.6 million in 1999 (including $121.8 million attributable to the Acquisition), compared with $309.4 million in 1998. For the six months, withdrawal payments totaled $872.7 million in 1999 (including $199.4 million attributable to the Acquisition) and $609.9 million in 1998. Annualized, these payments when expressed as a percentage of average fixed and variable annuity and universal life reserves represent 7.8% (8.9% attributable to the Acquisition), 9.2%, 7.7% (7.1% attributable to the Acquisition) and 9.4% for the second quarters of 1999 and 1998 and six months of 1999 and 1998, respectively. Withdrawals include variable annuity withdrawals from the separate accounts totaling $305.0 million (7.8% of average variable annuity reserves), $258.8 million (9.0% of average variable annuity reserves), $604.0 million (8.0% of average variable annuity reserves) and $507.3 million (9.3% of average variable annuity reserves) in the second quarters of 1999 and 1998 and the six months of 1999 and 1998, respectively. Consistent with the assumptions used in connection with the Acquisition, management anticipates that the level of withdrawal payments will reflect higher relative withdrawal rates in the near future because of higher surrenders on the acquired annuity business. Excluding the effects of the Acquisition, withdrawal payments represent 7.4% and 7.9% in the second quarter and six months of 1999, respectively, of related average fixed and variable annuity reserves.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $41.5 million in the second quarter of 1999 and $24.1 million in the second quarter of 1998. For the six months, general and administrative expenses totaled $78.0 million in 1999 and $48.6 million in 1998. The increases in 1999 over 1998 principally reflect the increased costs related to the business acquired in the Acquisition and expenses related to servicing the Company's growing block of variable annuity policies. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $28.3 million (including $2.7 million attributable to the Acquisition) in the second quarter of 1999, compared with $24.9 million in the second quarter of 1998. For the six months, such amortization totaled $55.9 million (including $7.2 million attributable to the Acquisition) in 1999 and $43.3 million in 1998. The increases in amortization during 1999 were also due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other direct selling costs.

     ANNUAL COMMISSIONS represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's variable annuity contracts. Substantially all of the Company's currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. Annual commissions totaled $9.1 million in the second quarter of 1999, compared with $5.0 million in the second quarter of 1998. For the six months, annual commissions amounted to $18.2 million in 1999 and $9.2 million in 1998. The increases in annual commissions in 1999 reflect increased sales of annuities that offer this commission option and gradual expiration of the initial fifteen-month periods before such payments begin. The Company estimates that over 55% of its variable annuity product liabilities are currently subject to such annual commissions. Based on current sales, this portion is expected to increase in future periods.

     INCOME TAX EXPENSE totaled $25.9 million in the second quarter of 1999, compared with $15.1 million in 1998 and $46.9 million in the six months of 1999, compared with $31.5 million in the six months of 1998, representing effective annualized tax rates of 36%, 37%, 36% and 36%, respectively.

FINANCIAL  CONDITION  AND  LIQUIDITY

     SHAREHOLDER'S EQUITY increased by 25.4% to $936.5 million at June 30, 1999 from $747.0 million at December 31, 1998, due principally to a $170.4 million capital contribution from the Parent (see Note 3 of Notes to Consolidated Financial Statements). In addition, the Company recorded $83.2 million of net income in 1999, partially offset by a $64.1 million increase in accumulated other comprehensive loss.

     INVESTED ASSETS at June 30, 1999 totaled $8.10 billion, compared with $8.31 billion at December 31, 1998. The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

     THE BOND PORTFOLIO, which constituted 70% of the Company's total investment portfolio at June 30, 1999, had an amortized cost that was $142.3 million greater than its aggregate fair value at June 30, 1999, compared with an excess of $3.9 million at December 31, 1998. The net unrealized losses on the Bond Portfolio in 1999 principally reflect the recent increase in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at June 30, 1999.

     At June 30, 1999, the Bond Portfolio (excluding $4.4 million of redeemable preferred stocks) included $5.39 billion of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC"), and $274.3 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At June 30, 1999, approximately $5.32 billion of the Bond Portfolio was investment grade, including $1.58 billion of U.S. government/agency securities and mortgage-backed securities ("MBSs").

     At June 30, 1999, the Bond Portfolio included $343.7 million of bonds that were not investment grade. These non-investment-grade bonds accounted for 1.3% of the Company's total assets and 4.2% of its invested assets.

     Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material concentrations of non-investment-grade securities at June 30, 1999.

     The table on the following page summarizes the Company's rated bonds by rating classification as of June 30, 1999.


                                        RATED BONDS BY RATING CLASSIFICATION
                                               (Dollars in thousands)

                                                  Issues  not  rated  by  S&P/Moody's/
        Issues  Rated  by  S&P/Moody's/DCR/Fitch          DCR/Fitch,  by  NAIC Category                       Total
------------------------------------------------    -----------------------------------     -----------------------


S&P/(Moody's)                     Estimated         NAIC             Estimated               Estimated   Percent of
[DCR] {Fitch}         Amortized        fair     category Amortized        fair   Amortized        fair     invested
category (1)               cost       value          (2)      cost       value        cost       value       assets
-------------------  ----------  ----------  ---------  ----------  ----------  ----------  ----------  -----------
AAA+ to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-}        $4,098,545  $3,999,389         1   $  427,031  $  421,772  $4,525,576  $4,421,161       54.60%

BBB+ to BBB-
  (Baal to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}        712,710     695,376         2      207,943     204,107     920,653     899,483       11.11

BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}           59,753      57,500         3          ---         ---      59,753      57,500        0.71

B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}            266,144     259,041         4       24,350      17,798     290,494     276,839        3.42

CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}            3,500       3,360         5        6,000       5,682       9,500       9,042        0.11

CI to D
  [DD]
  {D}                       ---         ---         6          597         297         597         297         ---
                     ----------  ----------             ----------  ----------  ----------  ----------

TOTAL RATED ISSUES   $5,140,652  $5,014,666             $  665,921  $  649,656  $5,806,573  $5,664,322
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

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $274.3 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

     Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $484.2 million at June 30, 1999. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At June 30, 1999, Secured Loans consisted of $161.4 million of publicly traded securities and $322.8 million of privately traded securities. These Secured Loans are composed of loans to 76 borrowers spanning 18 industries, with 22% of these assets concentrated in utilities and 15% concentrated in financial institutions. No other industry concentration constituted more than 6% of these assets.

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

     MORTGAGE LOANS aggregated $619.5 million at June 30, 1999 and consisted of 135 commercial first mortgage loans with an average loan balance of approximately $4.6 million, collateralized by properties located in 28 states. Approximately 38% of this portfolio was office, 14% was multifamily residential, 10% was hotels, 9% was manufactured housing, 9% was industrial, 5% was retail and 15% was other types. At June 30, 1999, 36% and 13% of this portfolio were secured by properties located in California and New York, respectively, and no more than 8% of this portfolio was secured by properties located in any other single state. At June 30, 1999, there were 10 mortgage loans with outstanding balances of $10 million or more, which loans collectively aggregated approximately 31% of this portfolio. At June 30, 1999, approximately 27% of the mortgage loan portfolio consisted of loans with balloon payments due before July 1, 2002. During 1999 and 1998, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

     At June 30, 1999, approximately 15% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company's mortgage loan portfolio and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     PARTNERSHIP INVESTMENTS totaled $57.8 million at June 30, 1999, constituting investments in 12 separate partnerships with an average size of approximately $4.8 million. These partnerships are accounted for by using the cost method of accounting and are managed by independent money managers that invest in a broad selection of equity and fixed-income securities, currently including approximately 650 separate issuers. The risks generally associated with partnerships include those related to their underlying investments (i.e., equity securities and debt securities), plus a level of illiquidity, which is mitigated, to some extent by the existence of contractual termination provisions.

     OTHER INVESTED ASSETS aggregated $126.7 million at June 30, 1999, compared with $15.2 million at December 31, 1998, and include $114.5 million of seed money for mutual funds used as investment vehicles for the Company's variable annuity separate accounts and $12.2 million of collateralized bond obligations and collateralized mortgage obligation residuals.

     ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 35% of the Company's fixed annuity, universal life and GIC reserves had surrender penalties or other restrictions at June 30, 1999.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and investments in limited partnerships that invest primarily in fixed-rate securities and are accounted for by using the cost method. At June 30, 1999, these assets had an aggregate fair value of $7.52 billion with a duration of 2.9. The Company's fixed-rate liabilities include fixed annuity, GIC and universal life reserves and subordinated notes. At June 30, 1999, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $7.55 billion with a duration of 3.3. The Company's potential exposure due to a relative 10% decrease in prevailing interest rates from their June 30, 1999 levels is a loss of approximately $17.1 million, representing the increase in the fair value of its fixed-rate liabilities that is not offset by an increase in the fair value of its fixed-rate assets. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At June 30, 1999, the Company had one outstanding Swap Agreement with a notional principal amount of $21.5 million. This agreement matures in December 2024.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $1.1 million ($0.7 million of mortgage loans and $0.4 million of bonds) at June 30, 1999, and constituted less than 0.1% of total invested assets. At December 31, 1998, defaulted investments totaled $0.7 million of mortgage loans, and constituted less than 0.1% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At June 30, 1999, approximately $1.01 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $17.0 million, while approximately $4.66 billion of the Bond Portfolio had an aggregate unrealized loss of $159.3 million. In addition, the Company's investment portfolio currently provides approximately $64.6 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company's annuity and GIC products have been more than sufficient in amount to satisfy the Company's liquidity needs. As the Company anticipated, liquidity needs were unusually high this past quarter due to The Acquisition, as they will be for the next quarter. Short-term investments were sold as needed to satisfy these current cash requirements.

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

     The Company initiated its strategy to deal with the year 2000 challenge in 1997. At that time, many of the computer systems and applications upon which the Company relied in its daily operations were not year 2000 compliant. This means that because they historically used only two digits to identify the year in a date, they were unable to distinguish dates in the "2000s" from dates in the "1900s." The Company has incurred approximately $9.0 million of programming costs to make necessary repairs of certain specific non-compliant systems. In addition, the Company's parent has made capital expenditures of approximately $6.0 million to replace certain other specific non-compliant systems, the amortization of which will be allocated to the Company over future periods. The Company does not expect to incur significant additional costs because the repair or replacement of substantially all systems, including the Company's critical mainframe systems, has been completed as of July 31, 1999. Further, testing of both the repaired and replaced systems has been substantially completed as of July 31, 1999. Nevertheless, the Company will continue to test all of its computer systems and applications throughout 1999 to ensure continued compliance.

     In addition, the Company has distributed a year 2000 questionnaire to those third parties with which it has significant interaction. These include suppliers, distributors, facilitators, fund managers, lessors and financial institutions. The questionnaire is designed to enable the Company to evaluate these third parties' year 2000 compliance plans and state of readiness and to determine the extent to which the Company's systems and applications may be affected by the failure of others to remedy their own year 2000 issues. To date, however, the Company has received only preliminary feedback from such parties and has not independently confirmed any information received from them. Therefore, there can be no assurance that such parties will complete their year 2000 conversions in a timely fashion or will not suffer a year 2000 business disruption that may adversely affect the Company's financial condition and results of operations.

     Although the Company's efforts to remedy year 2000 issues are expected to be completed prior to any potential disruption to the Company's business, the Company is developing several contingency plans to implement in the event that the transition to the year 2000 becomes difficult.

     The discussion above contains forward-looking statements. Such statements are based on the Company's current estimates, assumptions and opinions, and are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations. Such uncertainties include, among others, costs to be incurred, the success of the Company in identifying systems and applications that are not year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected systems and applications, the availability of qualified personnel, consultants and other resources, and the success of the year 2000 conversion efforts of significant third parties.

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

     During the last decade, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation that changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation has been introduced in Congress that could result in the federal government assuming some role in the regulation of insurance companies or allowing combinations between insurance companies, banks and other entities. In recent years, the NAIC has developed several model laws and regulations designed to reduce the risk of insurance company insolvencies and market conduct violations. These initiatives include investment reserve requirements, risk-based capital ("RBC") standards, codification of insurance accounting principles, new investment standards and restrictions on an insurance company's ability to pay dividends to its stockholders. The NAIC is also developing model laws or regulations relating to, among other things, product design, product reserving standards and illustrations for annuity products. The Company is monitoring developments in this area and the effects any changes would have on the Company.

     The RBC standards consist of formulas which establish capital requirements relating to insurance, business, assets and interest rate risks, and which help to identify companies which are under-capitalized. In the event an insurer's RBC falls below specified levels, certain specific regulatory actions may be taken. The Company has more than enough statutory capital to meet the NAIC's RBC requirements as of the most recent calendar year end. The State of Arizona has adopted these RBC standards and the Company is in compliance with such laws. Further, for statutory reporting purposes, the annuity reserves of the Company are calculated in accordance with statutory requirements and are adequate under current cash-flow testing models.

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

     The Company's broker-dealer subsidiaries are subject to regulation and supervision by the states in which they transact business, as well as by the SEC and the National Association of Securities Dealers ("NASD"). The SEC and the NASD have broad administrative and supervisory powers relative to all aspects of business and may examine each subsidiary's business and accounts at any time. The SEC also has broad jurisdiction to oversee various activities of the Company and its other subsidiaries.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 24 and 25 herein.

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

Item  6.  Exhibits  and  Reports  on  Form  8-K
          -------------------------------------


EXHIBITS

Exhibit
  No.                             Description
-----                             -----------

  27                    Financial  Data  Schedule.

REPORTS  ON  FORM  8-K

There were no Current Reports on Form 8-K filed during the three months ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ANCHOR  NATIONAL  LIFE  INSURANCE  COMPANY
                              ------------------------------------------
                              Registrant



Date:  August  16,  1999      /s/  SCOTT  L.  ROBINSON
------------------------      ------------------------
                              Scott  L.  Robinson
                              Senior  Vice  President  and  Director
                              (Principal  Financial  Officer)



Date:  August  16,  1999      /s/  N.  SCOTT  GILLIS
------------------------      ----------------------
                              N.  Scott  Gillis
                              Senior  Vice  President  and  Controller
                              (Principal  Accounting  Officer)

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                             LIST OF EXHIBITS FILED

Exhibit
  No.     Description
-----     -----------

  27                    Financial  Data  Schedule