Form 10-K
period 1999-12-31
ANCHOR NATIONAL LIFE INSURANCE CO
filed 2000-03-30
CIK 6342

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-K

(Mark  One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                   For the fiscal year ended December 31, 1999

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING  REQUIREMENTS  FOR  THE  PAST  90  DAYS   Yes  X  No
                                                     --

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X
            --

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANTS COMMON STOCK ON MARCH 28, 2000 WAS AS FOLLOWS:

Common  Stock  (par  value  $1,000 per share)                       3,511 shares

                                     PART I

ITEM  1.  BUSINESS

GENERAL  DESCRIPTION

     Anchor National Life Insurance Company, including its wholly owned subsidiaries, (The "Company") is an indirect wholly owned subsidiary of American International Group, Inc. ("AIG"), an international insurance and financial services holding company. At December 31, 1998, the Company was a wholly owned indirect subsidiary of SunAmerica Inc., a Maryland Corporation. On January 1, 1999, SunAmerica Inc. merged with and into AIG in a tax-free reorganization that has been treated as a pooling of interests for accounting purposes. Thus, SunAmerica Inc. ceased to exist on that date. However, immediately prior to the date of the merger, substantially all of the net assets of SunAmerica Inc. were contributed to a newly formed subsidiary of AIG named SunAmerica Holdings, Inc., a Delaware Corporation. SunAmerica Holdings, Inc. subsequently changed its name to SunAmerica Inc. ("SunAmerica").

     The Company ranks among the largest U.S. issuers of variable annuities. Complementing these annuity operations are the Company's guaranteed investment contract ("GIC") operations, its asset management operations and its wholly owned and affiliated broker-dealer operations, which provide a broad range of financial planning and investment services through more than 8,600 independent registered representatives nationwide. At December 31, 1999, the Company managed $32.47 billion of assets, consisting of $26.87 billion of assets on its balance sheet and $5.60 billion of assets managed in mutual funds.

     The Company is incorporated in Arizona and maintains its principal executive offices at 1 SunAmerica Center, Los Angeles, California 90067-6022, telephone (310) 772-6000. The Company has no employees; however, employees of SunAmerica and its other subsidiaries perform various services for the Company. SunAmerica had approximately 2,500 employees at December 31, 1999, approximately 1,500 of whom perform services for the Company as well as for certain of its affiliates.

     The Company believes that demographic trends have produced strong consumer demand for long-term, investment-oriented products. According to U.S. Census Bureau projections, the number of individuals between the ages of 45 to 64 grew from 46 million to 60 million during the 1990s, making this age group the fastest-growing segment of the U.S. population. Between 1988 and 1998, annual industry premiums from fixed and variable annuities and fund deposits increased from $103.87 billion to $229.47 billion. During the same period, annual industry sales of mutual funds, excluding money market accounts, rose from $95.1 billion to $1.06 trillion.

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

     The Company's six affiliated broker-dealers comprise the largest network of independent registered representatives in the nation and the fifth-largest securities sales force, based on industry data. Its wholly owned or affiliated broker-dealers accounted for approximately one-third of the Company's total annuity sales in 1999. The Company also distributes its products and services through an extensive network of independent broker-dealers, full-service securities firms, independent general insurance agents, major financial institutions and, in the case of its GICs, by marketing directly to banks, municipalities, asset management firms and direct plan sponsors and through intermediaries, such as managers or consultants servicing these groups.

     The Company and its affiliates have made significant investments in technology over the past several years in order to lower operating costs and enhance their marketing efforts. Its use of optical disk imaging and artificial intelligence has substantially reduced the more traditional paper-intensive life insurance processing procedures, reducing annuity processing and servicing costs and improving customer service. This has also enabled the Company to more efficiently assimilate acquired business. The Company has also implemented technology to interface with its wholly owned or affiliated broker-dealers, which enables the Company to more effectively market its products and help the affiliated financial professionals to better serve their clients.

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

     For the year ended December 31, 1999, the Company's net investment income (including net realized investment losses) and fee income by primary product line or service are as follows:

                          NET INVESTMENT AND FEE INCOME

                                                      Primary  product  or
                                   Amount    Percent               service
                                   ------    -------    ------------------

                                (In thousands)
Net investment income
  (including net realized
  investment losses). . . .  $       144,596   24.1%  Fixed-rate products
                             ---------------  ------

Fee income:
  Variable annuity fees . .          306,417   51.1   Variable annuities
  Net retained commissions.           51,039    8.5   Broker-dealer sales
  Asset management fees . .           43,510    7.2   Mutual funds
  Universal life insurance
    fees. . . . . . . . . .           23,290    3.9   Fixed-rate universal
                                                        life insurance
  Surrender charges . . . .           17,137    2.9   Fixed- and variable-
                                                        rate products
  Other fees. . . . . . . .           13,999    2.3
                             ---------------  ------

  Total fee income. . . . .          455,392   75.9
                             ---------------  ------

Total . . . . . . . . . . .  $       599,988  100.0%
                             ===============  ======

     For financial information on the Company's business segments, see Part IV - "Notes to Consolidated Financial Statements - Note 14 - Business Segments".

     The business segments defined by the Company for disclosure under the requirements of Financial Accounting Standards No. 131, "Disclosures about

Segments of an Enterprise and Related information," are Annuity Operations, Asset Management Operations and Broker-Dealer Operations. Annuity Operations are discussed in the following four sections, and Asset Management and Broker-Dealer Operation are discussed on pages 6 and 7 respectively.

ANNUITY  OPERATIONS

     Founded in 1965, the Company is an Arizona-chartered company licensed in 49 states and the District of Columbia which markets flexible-premium variable annuities and GICs. It has a "AAA" (Extremely Strong) financial strength rating from Standard & Poor's Corporation ("S&P"), a "AAA"(Highest) rating from Duff & Phelps Credit Rating Co. ("DCR"), an "Aaa"(Exceptional) rating from Moody's Investors Service ("Moody's") and an "A++" (Superior) rating from industry analyst A.M. Best Company.

     In addition to distributing its variable annuity products through its six wholly owned or affiliated broker-dealers, the Company distributes its products through over 800 other independent broker-dealers, full-service securities firms and financial institutions as well as through independent general insurance agents. In total, more than 55,000 independent sales representatives nationally are licensed to sell the Company's annuity products.

     On December 31, 1998, the Company acquired the individual life business and the individual and group annuity business of MBL Life Assurance Corporation ("MBL Life"), via a 100% coinsurance transaction. The Company assumed reserves in this acquisition totaling $5,793,256,000, including $3,460,503,000 of fixed annuity contracts, $2,308,742,000 of universal life insurance contracts and $24,011,000 of guaranteed investment contracts. Policyholders of MBL annuity products were required to transfer their funds into an existing product of the Company or one of its affiliates by December 31, 1999 in order to receive the policy enhancements due under the MBL Life rehabilitation agreement. Over 92% of the deferred annuity reserves had either been transferred or surrendered by December 31, 1999.

     Included in the block of business acquired from MBL Life were policies whose owners are residents of New York State ("the New York Business"). On July 1, 1999, the New York Business was acquired by the Company's New York affiliate, First SunAmerica Life Insurance Company ("FSA"), via an assumption reinsurance agreement, and the remainder of the business converted to assumption reinsurance, which superseded the coinsurance agreement. As part of this transfer, invested assets equal to $678,272,000, life reserves equal to $282,247,000, group pension reserves equal to $406,118,000, and other net assets of $10,093,000 were transferred to FSA.

     Substantially all of the Company's revenues are derived from the United States.

ANNUITY  OPERATIONS  -  VARIABLE  ANNUITIES

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

     The Company's flagship Polaris variable annuity products are multimanager variable annuities that offer investors a choice of more than 25 variable funds and a number of guaranteed fixed-rate funds. Polaris sales have increased significantly in recent years due to enhanced distribution efforts and growing consumer demand for flexible retirement savings products that offer a variety of equity, fixed-income and guaranteed fixed account investment choices.

     At December 31, 1999, total variable product reserves were $22.27 billion, of which $19.95 billion were held in separate accounts. The Company's variable annuity products incorporate surrender charges to encourage persistency. At December 31, 1999, 82% of the Company's variable annuity reserves held in the separate accounts were subject to surrender penalties. The Company's variable annuity products also generally limit the number of transfers made in a specified period between account options without the assessment of a fee. The average size of a new variable annuity contract sold by the Company in 1999 was approximately $52,000.

ANNUITY  OPERATIONS  -  FIXED  ANNUITIES  AND  GICs

     The Company's general account obligations are fixed-rate products, including fixed annuity and universal life contracts issued in prior years and fixed-rate options of its variable annuity contracts. Although the Company's annuity contracts remain in force an average of seven to ten years, a majority (approximately 83% at December 31, 1999) of the annuity contracts, as well as the universal life contracts, reprice annually at discretionary rates determined by the Company. In repricing, the Company takes into account yield characteristics of its investment portfolio, surrender assumptions and competitive industry pricing, among other factors.

     The Company augments its retail annuity business with the sale of institutional products. At December 31, 1999, the Company had $284.6 million of fixed-maturity, variable-rate GIC obligations that reprice periodically based upon certain defined indexes and $21.0 million of fixed-maturity, fixed-rate GICs acquired from MBL Life. Of the total GIC portfolio at December 31, 1999, approximately 68% was sold to asset management firms, 16% was sold to banks, 9% was sold to state and local government entities and 7% was sold to corporations.

     The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its fixed annuity, universal life and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company's fixed annuity and universal life products incorporate surrender charges and its GIC products incorporate other restrictions in order to encourage persistency. Approximately 48% of the Company's fixed annuity, universal life and GIC reserves had surrender penalties or other restrictions at December 31, 1999.

INVESTMENT  OPERATIONS

     The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on a variety of factors, including the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates and general economic conditions.

The Company manages most of its invested assets internally. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and investments in limited partnerships that invest primarily in fixed-rate securities and are accounted for by using the cost method. At December 31, 1999, these assets had an aggregate fair value of $5.05 billion with a duration of 3.2. The Company's fixed-rate liabilities include fixed annuity, GIC and universal life reserves and subordinated notes. At December 31, 1999, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $4.81 billion with a duration of 4.1. For the years ended December 31, 1999 and September 30, 1998 and 1997, the Company's yields on average invested assets were 7.11%, 8.53% and 7.97%, respectively; its average rates paid on all interest-bearing liabilities were 5.00%, 5.49% and 5.46%, respectively; it realized net investment spreads of 2.24%, 3.34% and 2.77%, respectively, on average invested assets; and net realized investment gains and losses were 0.27%, 0.75% and 0.66%, respectively, of average invested assets.

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

     The following table summarizes the Company's investment portfolio at December 31, 1999:

                             SUMMARY OF INVESTMENTS


                                              Carrying       Percent of
                                                value         portfolio
                                           ---------------  -----------

                                             (In thousands)
Cash and short-term investments . . . . .  $       475,162         8.6%
U.S. government securities. . . . . . . .           22,884         0.4
Mortgage-backed securities. . . . . . . .        1,412,134        25.4
Other bonds, notes and redeemable
  preferred stocks. . . . . . . . . . . .        2,518,151        45.4
Mortgage loans. . . . . . . . . . . . . .          674,679        12.2
Policy loans. . . . . . . . . . . . . . .          260,066         4.7
Investment in separate account seed money          141,499         2.5
Partnerships. . . . . . . . . . . . . . .            4,009         0.1
Real estate . . . . . . . . . . . . . . .           24,000         0.4
Other invested assets . . . . . . . . . .           19,385         0.3
                                           ---------------  -----------

Total investments . . . . . . . . . . . .  $     5,551,969       100.0%
                                           ===============  ===========

     At December 31, 1999, the Bond Portfolio (excluding $4.5 million of redeemable preferred stocks) included $3.81 billion of bonds rated by S&P, Moody's, DCR, Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC"), and $138.5 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At December 31, 1999, approximately $3.57 billion of the Bond Portfolio was investment grade, including $1.43 billion of U.S. government/agency securities and mortgage-backed securities.

     At December 31, 1999, the Bond Portfolio included $377.1 million of bonds that were not investment grade. These non-investment-grade bonds accounted for 1.4% of the Company's total assets and 6.8% of its invested assets.

     Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $373.6 million at December 31, 1999. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At December 31, 1999, Secured Loans consisted of loans to 66 borrowers spanning 17 industries, with 13% of these assets concentrated in utilities and 11% concentrated in financial institutions. No other industry concentration constituted more than 7% of these assets.

     Mortgage loans aggregated $674.7 million at December 31, 1999 and consisted of 136 commercial first mortgage loans with an average loan balance of approximately $5.0 million, collateralized by properties located in 29 states. Approximately 36% of this portfolio was office, 17% was multifamily residential, 10% was hotels, 10% was manufactured housing, 9% was industrial, 5% was retail and 13% was other types. At December 31, 1999, approximately 36% and 11% of this portfolio were secured by properties located in California and New York, respectively, and no more than 8% of this portfolio was secured by properties located in any other single state.

     At December 31, 1999, the carrying value (after impairment writedowns) of all investments in default as to the payment of principal or interest totaled $1.5 million, which constituted less than 0.1% of total invested assets.

     For more information concerning the Company's investments, including the risks inherent in such investments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity."

MUTUAL  FUNDS  AND  INVESTMENT  SERVICES

     Through its registered investment advisor, SunAmerica Asset Management Corp. ("SunAmerica Asset Management"), and its related distributor, the Company earns fee income by distributing and managing a diversified family of mutual funds and by providing professional management of individual, corporate and pension plan portfolios. The Company offers investors an array of equity, fixed-income, money market and tax-exempt mutual funds. Sales growth in recent years is primarily due to sales of the Company's "Style Select Series" product, which was introduced in November 1996. The "Style Select Series" is a group of mutual funds that are each managed by three industry-recognized fund managers. In 1999, one "Focus Portfolio" was added to the "Style Select Series", increasing to ten the number of portfolios. The Focus Portfolios utilize three leading independent money managers, each of whom manages one-third of the portfolio by choosing ten favorite stocks. In 1999, the Company introduced the Focused Value Portfolio. This portfolio, along with the two existing Focus Portfolios introduced in 1998, climbed to over $1.28 billion in assets. Founded in 1983 and acquired by the Company in January 1990, SunAmerica Asset Management managed approximately $7.56 billion of assets at December 31,

1999, including mutual fund assets, private accounts and certain of the variable annuity assets of the Company and its affiliates.

     The SunAmerica mutual funds are distributed nationally through a network of approximately 450 financial institutions and unaffiliated broker-dealers, as well as by the Company's broker-dealer subsidiary and its affiliated broker-dealers.

BROKER-DEALER

     The Company owns two broker-dealers, Royal Alliance Associates, Inc. ("Royal") and SunAmerica Capital Services, Inc. ("SACS"). SACS underwrites proprietary mutual fund sales only and does not sell to the public. Royal sells proprietary insurance products and mutual funds, as well as a full range of non-proprietary investment products. Royal currently has a network of approximately 2,900 representatives.

REGULATION

     The Company, in common with other insurers, is subject to regulation and supervision by the states and other jurisdictions in which it does business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relate primarily to approval of policy forms and rates, the standards of solvency that must be met and maintained, including risk based capital measurements, the licensing of insurers and their agents, the nature of and limitations on investments, restrictions on the size of risks which may be insured under a single policy, deposits of securities for the benefit of policyholders, methods of accounting, periodic examinations of the affairs of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of policyholders rather than security holders.

     Risk-based capital ("RBC") standards are designed to measure the adequacy of an insurer's statutory capital and surplus in relation to the risks inherent in its business. The RBC standards consist of formulas that establish capital requirements relating to insurance, business, asset and interest rate risks. The standards are intended to help identify companies which are under-capitalized and require specific regulatory actions in the event an insurer's RBC is deficient. The RBC formula develops a risk- adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer's size, but also on the risk profile of the insurer's operations. The statutory capital and surplus of the Company exceeded its RBC requirements by a considerable margin as of December 31, 1999.

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

COMPETITION

     The businesses conducted by the Company are highly competitive. The Company competes with other life insurers, and also compete for customers' funds with a variety of investment products offered by financial services companies other than life insurance companies, such as banks, investment advisors, mutual fund companies and other financial institutions. During 1998, net annuity premiums written among the top 100 companies range from approximately $100 million to approximately $10 billion annually. The Company together with its affiliates ranks in the top quartile of this group. The Company believes the primary competitive factors among life insurance companies for investment-oriented insurance products, such as annuities and GICs, include product flexibility, net return after fees, innovation in product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a contract is issued. Other factors affecting the annuity business include the benefits (including before-tax and after-tax investment returns) and guarantees provided to the customer and the commissions paid.

     Competitors of SunAmerica Asset Management include a large number of mutual fund organizations, both independent and affiliated with other financial services companies, including banks and insurance companies.

     The Company's broker-dealer faces competition from regional firms and large, national full service and discount brokerage firms.

ITEM  2.  PROPERTIES

     The Company's executive offices and its principal office are in leased premises at 1 SunAmerica Center, Los Angeles, California 90067. The Company, through an affiliate, also leases office space in Woodland Hills, California. The Company's broker-dealer and asset management subsidiaries lease offices in New York, New York.

     The Company believes that such properties, including the equipment located therein, are suitable and adequate to meet the requirements of its businesses.

ITEM  3.  LEGAL  PROCEEDINGS

     The Company is involved in various kinds of litigation common to its businesses. These cases are in various stages of development and, based on reports of counsel, management believes that provisions made for potential losses relating to such litigation are adequate and any further liabilities and costs will not have a material adverse impact upon the Company's financial position, results of operations or cash flows.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS

     No matters were submitted during the quarter ending December 31, 1999 to a vote of security-holders, through the solicitation of proxies or otherwise.

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

                              Year  Ended Three  Months  Ended            Years  Ended  September  30,
                                                            ------------------------------------------
                        December 31, 1999  December 31, 1998     1998       1997       1996       1995
                        -----------------  ---------------- ---------  ---------  ---------  ---------
                                                        (In thousands)
RESULTS OF OPERATIONS

Net investment income . . .  $          164,216   $ 26,583   $ 86,872   $ 73,201   $ 56,843   $ 50,083
Net realized investment
  gains (losses). . . . . .             (19,620)       271     19,482    (17,394)   (13,355)    (4,363)
Fee income. . . . . . . . .             455,392     83,330    290,362    213,146    169,505    145,105
General and administrative
  expenses. . . . . . . . .            (154,665)   (21,993)   (96,102)   (98,802)   (81,552)   (64,457)
Amortization of deferred
  acquisition costs . . . .            (116,840)   (27,070)   (72,713)   (66,879)   (57,520)   (58,713)
Annual commissions. . . . .             (40,760)    (6,624)   (18,209)    (8,977)    (4,613)    (2,658)
                             -------------------  ---------  ---------  ---------  ---------  ---------


Pretax income . . . . . . .             287,723     54,497    209,692     94,295     69,308     64,997
Income tax expense. . . . .            (103,025)   (20,106)   (71,051)   (31,169)   (24,252)   (25,739)
                             -------------------  ---------  ---------  ---------  ---------  ---------

NET INCOME. . . . . . . . .  $          184,698   $ 34,391   $138,641   $ 63,126   $ 45,056   $ 39,258
                             ===================  =========  =========  =========  =========  =========



The results of operations of the Company for 1999 are affected by the acquisition of business from MBL Life on December 31, 1998 (See Note 4 of the accompanying consolidated financial statements).


ITEM  6.  SELECTED  CONSOLIDATED  FINANCIAL  DATA  (Continued)

                                      At  December  31,                                At  September  30,
                                ---------------------    ------------------------------------------------
                                      1999         1998         1998         1997         1996       1995
                               -----------  -----------  -----------  -----------  ----------  ----------
                                                     (In thousands)
FINANCIAL POSITION

Investments . . . . . . . . .  $ 5,551,969  $ 8,306,943  $ 2,734,742  $ 2,608,301  $2,329,232  $2,114,908
Variable annuity assets
  held in separate accounts .   19,949,145   13,767,213   11,133,569    9,343,200   6,311,557   5,230,246
Deferred acquisition costs. .    1,089,979      866,053      539,850      536,155     443,610     383,069
Deferred income taxes               53,445          ---          ---          ---         ---         ---
Other assets. . . . . . . . .      229,956      206,124      142,107       85,573     144,578      55,474
                               -----------  -----------  -----------  -----------  ----------  ----------

TOTAL ASSETS. . . . . . . . .  $26,874,494  $23,146,333  $14,550,268  $12,573,229  $9,228,977  $7,783,697
                               ===========  ===========  ===========  ===========  ==========  ==========

Reserves for fixed annuity
  contracts . . . . . . . . .  $ 3,254,895  $ 5,500,157  $ 2,189,272  $ 2,098,803  $1,789,962  $1,497,052
Reserves for universal life
  insurance contracts            1,978,332    2,339,194          ---          ---         ---         ---
Reserves for guaranteed
  investment contracts. . . .      305,570      306,461      282,267      295,175     415,544     277,095
Variable annuity liabilities
  related to separate
  accounts. . . . . . . . . .   19,949,145   13,767,213   11,133,569    9,343,200   6,311,557   5,230,246
Other payables and accrued
  liabilities . . . . . . . .      413,610      171,143      157,551      157,546     120,638     227,953
Subordinated notes payable
  to affiliates . . . . . . .       37,816      209,367       39,182       36,240      35,832      35,832
Deferred income taxes                  ---      105,772       95,758       67,047      70,189      73,459
Shareholder's equity. . . . .      935,126      747,026      652,669      575,218     485,255     442,060
                               -----------  -----------  -----------  -----------  ----------  ----------

TOTAL LIABILITIES AND
  SHAREHOLDER'S EQUITY. . . .  $26,874,494  $23,146,333  $14,550,268  $12,573,229  $9,228,977  $7,783,697
                               ===========  ===========  ===========  ===========  ==========  ==========

The financial position of the Company as of December 31, 1998 and thereafter is affected by the acquisition of business from MBL Life (See Note 4 of the accompanying consolidated financial statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations of Anchor National Life Insurance Company (the "Company") for the three years ended December 31, 1999, September 30, 1998 and 1997 follows. Effective December 31, 1998, the Company changed its fiscal year end from September 30 to December 31. Accordingly, the three- month period ended
December  31,  1998  was  a  transition  period.

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

RESULTS  OF  OPERATIONS

     NET INCOME totaled $184.7 million in 1999, compared with $138.6 million in 1998 and $63.1 million in 1997. On December 31, 1998, the Company acquired the individual life business and the individual and group annuity business of MBL Life Assurance Corporation (the "Acquisition"). Since the Acquisition was accounted for under the purchase method of accounting, results of operations include those of the Acquisition only from its date of acquisition. Consequently, the operating results for 1999 are not comparable with those of 1998 and 1997. On a pro forma basis, using the historical financial information of the acquired business and assuming that the Acquisition had been consummated on October 1, 1996, the beginning of the prior-year periods discussed herein, net income would have been $158.9 million and $83.4 million for the years ended September 30, 1998 and 1997, respectively.

     PRETAX INCOME totaled $287.7 million in 1999, $209.7 million in 1998 and $94.3 million in 1997. The 37.2% improvement in 1999 over 1998 primarily resulted from increased fee income and higher net investment income, partially offset by higher net realized investment losses, increased general and administrative expenses and increased amortization of deferred acquisition costs. The 122.4% improvement in 1998 over 1997 primarily resulted from increased fee income and higher net realized investment gains, partially offset by increased annual commissions and increased amortization of deferred acquisition costs.

     NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, increased to $164.2 million in 1999 from $86.9 million in 1998 and $73.2 million in 1997. These amounts equal 2.24% on average invested assets (computed on a daily basis) of $7.34 billion in 1999, 3.34% on average invested assets of $2.60 billion in 1998, and 2.77% on average invested assets of $2.65 billion in 1997. On a pro forma basis, assuming the Acquisition had been consummated on October 1, 1996, net investment income on related average invested assets would have been 1.32% and 1.14% in the years ended
September 30, 1998 and 1997, respectively. The improvement in 1999 net investment yields over these pro forma amounts reflects a redeployment of assets received in the Acquisition into higher yielding investment categories.

     Net investment spreads include the effect of income earned on the difference between average invested assets and average interest-bearing liabilities. Average invested assets exceeded average interest-bearing liabilities by $187.8 million in 1999, $140.4 million in 1998 and $126.5 million in 1997. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 2.11% in 1999, 3.04% in 1998 and 2.51% in 1997. On a pro forma basis, assuming the Acquisition had been consummated on October 1, 1996, the Spread Difference would have been 1.31% and 1.13% for the years ended September 30, 1998 and 1997, reflecting primarily the effect of the lower yielding assets received in the Acquisition.

     Investment income (and the related yields on average invested assets) totaled $522.0 million (7.11%) in 1999, compared with $222.0 million (8.53%) in 1998 and $210.8 million (7.97%) in 1997. Both the significant increases in investment income and the decreases in the related yields in 1999 as compared with 1998 and 1997 principally resulted from the Acquisition. The invested assets associated with the Acquisition included high-grade corporate, government and government/agency bonds and cash and short-term investments, which are generally lower yielding than a significant portion of the invested assets that comprise the remainder of the Company's portfolio. The increased yield in 1998 over 1997 includes the effects of an increasing proportion of mortgage loans in the Company's portfolio, which on average have higher yields than that of the Company's overall portfolio. Also in 1998, the Company experienced higher returns on its investments in partnerships. On a pro forma basis, assuming the Acquisition had been consummated on October 1, 1996, the yield on related average invested assets would have been 6.59% and 6.41% in the years ended
September  30,  1998  and  1997,  respectively.

     Investment income and related yields in all periods also reflect the Company's investments in limited partnerships. Partnership income decreased to $13.1 million, (a yield of 24.66% on related average assets of $53.2 million) in 1999, compared with $25.8 million (a yield of 185.62% on related average assets of $13.9 million) in 1998, and $7.1 million (a yield of 16.17% on related average assets of $44.0 million) in 1997. Partnership income is based primarily upon cash distributions received from limited partnerships, the operations of which the Company does not influence. Consequently, such income is not predictable and there can be no assurance that the Company will realize comparable levels of such income in the future.

     Total interest expense equaled $357.7 million in 1999, $135.1 million in 1998 and $137.6 million in 1997. The average rate paid on all interest-bearing liabilities was 5.00% in 1999, compared with 5.49% in 1998 and 5.46% in 1997. Interest-bearing liabilities averaged $7.15 billion during 1999, compared with $2.46 billion during 1998 and $2.52 billion during 1997. Total interest expense in 1999 and related average rates paid reflect the effects of the Acquisition. On a pro forma basis, assuming the Acquisition had been consummated on October 1, 1996, the average rate paid on all interest-bearing liabilities would have been 5.28% in the years ended September 30, 1998 and 1997, respectively, and interest-bearing liabilities would have averaged $7.84 billion and $7.89 billion, respectively, in those years. The decreases in the overall rates paid in 1999 result primarily from a generally lower interest rate environment in 1999.

     GROWTH IN AVERAGE INVESTED ASSETS since 1998 largely resulted from the impact of the Acquisition. Changes in average invested assets also reflect sales of fixed annuities and the fixed account options of the Company's variable annuity products ("Fixed Annuity Premiums"), and renewal premiums on its universal life product ("UL Premiums") acquired in the Acquisition, partially offset by net exchanges from fixed accounts into the separate accounts of variable annuity contracts. Fixed Annuity Premiums and UL Premiums totaled $2.10 billion in 1999, compared with $1.51 billion in 1998 and $1.10 billion in 1997, and are largely premiums for the fixed accounts of variable annuities. Such premiums have increased principally because of greater customer allocation of new premium dollars to the fixed account options of variable products, particularly from the Acquisition business, resulting in greater inflows into the one-year and six-month fixed accounts of these products. Such fixed accounts are principally used for dollar-cost averaging into the variable accounts. Accordingly, the Company anticipates that it will see a large portion of these premiums transferred into the variable funds. These premiums represent 27%, 72% and 61%, respectively, of the related reserve balances at the beginning of the respective periods. The decrease in 1999 premiums when expressed as a percentage of related reserve balances results from the impact of the Acquisition. When premium and reserve balances resulting from the Acquisition are excluded, the resulting premiums represent 94% of the beginning fixed annuity reserve balance in 1999.

     There were no guaranteed investment contract ("GIC") premiums in 1999. GIC premiums totaled $5.6 million in 1998 and $55.0 million in 1997. GIC surrenders and maturities totaled $19.7 million in 1999, $36.3 million in 1998 and $198.1 million in 1997. The Company does not actively market GICs; consequently, premiums and surrenders may vary substantially from period to period. The GICs issued by the Company generally guarantee the payment of principal and interest at fixed or variable rates for a term of three to five years. GICs that are purchased by banks for their long-term portfolios or by state and local governmental entities either prohibit withdrawals or permit scheduled book value withdrawals subject to the terms of the underlying indenture or agreement. GICs purchased by asset management firms for their short-term portfolios either prohibit withdrawals or permit withdrawals with notice ranging from 90 to 270 days. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity.

     NET REALIZED INVESTMENT LOSSES totaled $19.6 in 1999, compared to net realized investment gains of $19.5 million in 1998 and net realized investment losses of $17.4 million in 1997. Net realized investment gains (losses) include impairment writedowns of $6.1 million in 1999, $13.1 million in 1998, and $20.4 million in 1997. Thus, net gains (losses) from sales and redemptions of investments totaled $13.5 million of losses in 1999, $32.6 million of gains in 1998 and $3.0 million of gains in 1997.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $4.43 billion in 1999, $2.23 billion in 1998 and $2.62 billion in 1997. Sales of investments result from the active management of the Company's investment portfolio, including assets received as part of the Acquisition. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.18%, 1.25%, and 0.11% of average invested assets for 1999, 1998 and 1997, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns include $6.1 million of provisions applied to bonds in 1999, $9.4 million of provisions applied to partnerships in 1998 and $15.7 million of provisions applied to non-income producing land owned in Arizona in 1997. The statutory carrying value of this land had been guaranteed by the Company's former ultimate parent, SunAmerica Inc. SunAmerica Inc. made a capital contribution of $28.4 million on December 31, 1996 to the Company through the Company's direct parent, SunAmerica Life Insurance Company (the "Parent"), in exchange for the termination of its guaranty with respect to this land. Accordingly, the Company reduced the carrying value of this land to estimated fair value to reflect the full termination of the guaranty. Impairment writedowns represent 0.08%, 0.50%, and 0.77% of average invested assets for 1999, 1998 and 1997, respectively. For the five years ended December 31, 1999, impairment writedowns as a percentage of average invested assets have ranged from 0.06% to 0.77% and have averaged 0.40%. Such writedowns are based upon estimates of the net realizable value of the applicable assets. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $306.4 million in 1999, $200.9 million in 1998 and $139.5 million in 1997. The increased fees reflect growth in average variable annuity assets, principally due to the receipt of variable annuity premiums, net exchanges into the separate accounts from the fixed accounts of variable annuity contracts and increased market values, partially offset by surrenders. Variable annuity fees represent 1.9%, 1.9%, and 1.8% of average variable annuity assets for 1999, 1998 and 1997, respectively. Variable annuity assets averaged $16.15 billion in 1999, $10.70 billion during 1998 and $7.55 billion during 1997. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, aggregated $1.70 billion in 1999, $1.82 billion in 1998 and $1.27 billion in 1997. These amounts represent 12%, 19% and 20% of variable annuity reserves at the beginning of the respective periods. Such premiums have decreased in 1999 principally because of greater customer allocation of new premium dollars to the fixed account options of variable products, particularly from the Acquisition business, resulting in greater inflows into the one-year and six-month fixed accounts of these products. Transfers from the fixed accounts of the Company's variable annuity products to the separate accounts (see "Growth in Average Invested Assets") are not classified in variable annuity premiums (in accordance with generally accepted accounting principles). Accordingly, changes in variable annuity premiums are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company's variable annuity products.

     Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $3.66 billion, $3.33 billion and $2.37 billion in 1999, 1998 and 1997, respectively. Variable Annuity Product Sales primarily reflect sales of the Company's flagship variable annuity, Polaris. The Polaris products are multimanager variable annuities that offer investors a choice of more than 25 variable funds and a number of guaranteed fixed-rate funds. Increases in Variable Annuity Product Sales are due, in part, to enhanced distribution efforts and consumer demand for flexible retirement savings products that offer a variety of equity, fixed income and guaranteed fixed account investment choices.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of variable annuities and annuities generally (See "Regulation").

     NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's subsidiary and affiliate broker-dealers, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $51.0 million in 1999, $48.6 million in 1998 and $39.1 million in 1997. Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $13.40 million in 1999, $14.37 billion in 1998 and $11.56 billion in 1997. Fluctuations in net retained commissions may not be proportionate to fluctuations in sales primarily due to changes in sales mix.

     ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds by SunAmerica Asset Management Corp. Such fees totaled $43.5 million on average assets managed of $4.19 billion in 1999, $29.6 million on average assets managed of $2.89 billion in 1998 and $25.8 million on average assets managed of $2.34 billion in 1997. Asset management fees are not necessarily proportionate to average assets managed, principally due to changes in product mix. Mutual fund sales, excluding sales of money market accounts, aggregated $1.48 billion in 1999, compared with $853.6 million in 1998 and $454.8 million in 1997. The increase in sales during 1999 and 1998 resulted in part from increased sales of the Company's "Style Select Series" product. The "Style Select Series" is a group of mutual funds that are each managed by three industry-recognized fund managers. In 1999, the number of portfolios in the "Style Select Series" increased by one "Focus Portfolio" to ten. The Focus Portfolios utilize three leading independent money managers, each of whom manages one-third of the portfolio by choosing ten favorite stocks. Sales of the "Style Select Series" products totaled $938.5 million in 1999, compared to $550.6 million in 1998 and $267.8 million in 1997. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $571.5 million in 1999, $402.5 million in 1998 and $412.8 million in 1997, which represent 16.8%, 17.5% and 22.0%, respectively,  of  average  related  mutual  fund  assets.

     UNIVERSAL LIFE INSURANCE FEES result from the universal life insurance contract reserves acquired in the Acquisition and the ongoing receipt of renewal premiums on such contracts, and comprise mortality charges, up-front fees earned on premiums received and administrative fees, net of the excess mortality expense on these contracts. Universal life insurance fees amounted to $23.3 million in 1999. Such fees represent 1.10% of average reserves for universal life insurance contracts for 1999. Since the Acquisition occurred on December 31, 1998, there were no such fees earned in 1998 or 1997.

     SURRENDER CHARGES on fixed and variable annuity contracts and universal life contracts totaled $17.1 million in 1999 (including $1.5 million attributable to the Acquisition), $7.4 million in 1998 and $5.5 million in 1997. Surrender charges generally are assessed on withdrawals at declining rates during the first seven years of a contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $3.12 billion in 1999 (including $1.58 billion attributable to the Acquisition), $1.14 billion in 1998 and $1.06 billion in 1997. These payments when expressed as a percentage of average fixed and variable annuity and universal life reserves are 13.8% (7.0% attributable to the Acquisition), 9.0% and 11.2% for 1999, 1998 and 1997, respectively. The relatively high surrenders in the acquisition block of business were expected and occurred because July 1, 1999 was the first time since 1991 that these policyholders were able to surrender their policies without a moratorium fee. Excluding the effects of the Acquisition, withdrawal payments represent 8.3% of related average fixed and variable annuity reserves in 1999. Withdrawals include variable annuity withdrawals from the separate accounts totaling $1.34 billion (8.3% of average variable annuity reserves), $952.1 million (8.9% of average variable annuity reserves) and $822.0 million (10.9% of average variable annuity reserves) in 1999, 1998 and 1997, respectively.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $154.7 million in 1999, compared with $96.1 million in 1998 and $98.8 million in 1997. The increases in 1999 over 1998 principally reflect the increased costs related to the business acquired in the Acquisition and expenses related to servicing the Company's growing block of variable annuity policies. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $116.8 million (including $8.9 million attributable to the Acquisition) in 1999, compared with $72.7 million in 1998 and $66.9 million in 1997. The increases in amortization were primarily due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other direct selling costs.

     ANNUAL COMMISSIONS represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's variable annuity contracts. Substantially all of the Company's currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. Annual commissions totaled $40.8 million in 1999, $18.2 million in 1998 and $9.0 million in 1997. The increases in annual commissions since 1997 reflect increased sales of annuities that offer this commission option and gradual expiration of the initial fifteen-month periods before such payments begin. The Company estimates that over 55% of its variable annuity product liabilities are currently subject to such annual commissions. Based on current sales, this percentage is expected to increase in future periods.

     INCOME TAX EXPENSE totaled $103.0 million in 1999, compared with $71.1 million in 1998 and $31.2 million in 1997, representing effective tax rates of 36% in 1999, 34% in 1998 and 33% in 1997.

FINANCIAL  CONDITION  AND  LIQUIDITY

     SHAREHOLDER'S EQUITY increased 25.2% to $935.1 million at December 31, 1999 from $747.0 million at December 31, 1998, due principally to $184.7 million of net income recorded in 1999, partially offset by a $110.9 million increase in accumulated other comprehensive loss. In addition, the Company received a $114.3 million net capital contribution from the Parent (see Note

10  of  Notes  to  Consolidated  Financial  Statements).

     INVESTED ASSETS at December 31, 1999 totaled $5.55 billion, compared with $8.31 billion at December 31, 1998. The decrease in invested assets in 1999 compared to 1998 is primarily due to the expected high surrenders in the business acquired in the Acquisition. The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

     THE BOND PORTFOLIO, which constituted 71% of the Company's total investment portfolio, had an amortized cost that was $202.6 million greater than its aggregate fair value at December 31, 1999, compared with an excess of $3.9 million at December 31, 1998. The net unrealized losses on the Bond Portfolio in 1999 principally reflect the recent increase in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at December 31, 1999.

     At December 31, 1999, the Bond Portfolio (excluding $4.5 million of redeemable preferred stocks) included $3.81 billion of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC"), and $138.5 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At December 31, 1999, approximately $3.57 billion of the Bond Portfolio was investment grade, including $1.43 billion of U.S. government/agency securities and mortgage-backed securities ("MBSs").

     At December 31, 1999, the Bond Portfolio included $376.1 million of bonds that were not investment grade. These non-investment-grade bonds accounted for 1.4% of the Company's total assets and 6.8% of its invested assets.

     Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material concentrations of non-investment-grade securities at December 31, 1999.

     The table on the next page summarizes the Company's rated bonds by rating classification as of December 31, 1999.


                                        RATED BONDS BY RATING CLASSIFICATION
                                               (Dollars in thousands)

                                          Issues  not  rated  by  S&P/Moody's/
   Issues  Rated  by  S&P/Moody's/DCR/Fitch      DCR/Fitch,  by  NAIC Category                                Total
-------------------------------------------  ---------------------------------  -----------------------------------
S&P/(Moody's)                     Estimated       NAIC               Estimated               Estimated   Percent of
[DCR] {Fitch}         Amortized        fair   category   Amortized        fair   Amortized        fair     invested
  category (1)             cost       value        (2)        cost       value        cost       value       assets
-------------------  ----------  ----------  ---------  ----------  ----------  ----------  ----------  -----------
AAA+ to A-
  (Aaa to A3)
  [AAA to A-]
  {AAA to A-} . . .  $2,809,442  $2,663,519         1   $  167,810  $  168,798  $2,977,252  $2,832,317       51.01%

BBB+ to BBB-
  (Baal to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}. .     636,752     609,079         2      133,351     131,111     770,103     740,190       13.33

BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}. . .      71,360      67,472         3            0           0      71,360      67,472        1.22

B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}. . . .     290,407     275,381         4       10,876       9,970     301,283     285,351        5.14

CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}. . .      17,357      11,638         5       13,867      11,523      31,224      23,161        0.42

CI to D
  [DD]
  {D} . . . . . . .           0           0         6          131         131         131         131        0.00
                     ----------  ----------             ----------  ----------  ----------  ----------

TOTAL RATED ISSUES.  $3,825,318  $3,627,089             $  326,035  $  321,533  $4,151,353  $3,948,622
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

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $138.5 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

     Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $373.6 million at December 31, 1999. Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer. At December 31, 1999, Secured Loans consisted of $73.0 million of publicly traded securities and $300.6 million of privately traded securities. These Secured Loans are composed of loans to 66 borrowers spanning 17 industries, with 13% of these assets concentrated in utilities and 11% concentrated in financial institutions. No other industry concentration constituted more than 7% of these assets.

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

     MORTGAGE LOANS aggregated $674.7 million at December 31, 1999 and consisted of 136 commercial first mortgage loans with an average loan balance of approximately $5.0 million, collateralized by properties located in 29 states. Approximately 36% of this portfolio was office, 17% was multifamily residential, 10% was hotels, 10% was manufactured housing, 9% was industrial, 5% was retail, and 13% was other types. At December 31, 1999, approximately 36% and 11% of this portfolio were secured by properties located in California and New York, respectively, and no more than 8% of this portfolio was secured by properties located in any other single state. At December 31, 1999, there were 10 mortgage loans with outstanding balances of $10 million or more, which collectively aggregated approximately 30% of this portfolio. At December 31, 1999, approximately 31% of the mortgage loan portfolio consisted of loans with balloon payments due before January 1, 2003. During 1999, 1998 and 1997, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

     At December 31, 1999, approximately 12% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the strict underwriting standards utilized, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     POLICY LOANS aggregated $260.1 million at December 31, 1999, compared to $320.7 million at December 31, 1998. This decrease was primarily due to repayment of policy loans by surrendering policyholders from the Acquisition.

     PARTNERSHIP INVESTMENTS totaled $4.0 million at December 31, 1999, constituting investments in 6 separate partnerships with an average size of approximately $0.7 million. These partnerships are accounted for by using the cost method of accounting and are managed by independent money managers that invest in a broad selection of equity and fixed-income securities, currently including 8 separate issuers. The risks generally associated with partnerships include those related to their underlying investments (i.e., equity securities and debt securities), plus a level of illiquidity, which is mitigated to some extent by the existence of contractual termination provisions.

     SEPARATE ACCOUNT SEED MONEY totaled $141.5 million at December 31, 1999, consisting of seed money for mutual funds used as investment vehicles for the Company's variable annuity separate accounts.

     OTHER INVESTED ASSETS aggregated $19.4 million at December 31, 1999, compared with $15.2 million at December 31, 1998, and consist of collateralized bond obligations.

     ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency.
Approximately 48% of the Company's fixed annuity, universal life and GIC reserves had surrender penalties or other restrictions at December 31, 1999.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and investments in limited partnerships that invest primarily in fixed-rate securities and are accounted for by using the cost method. At December 31, 1999, these assets had an aggregate fair value of $5.05 billion with a duration of 3.2. The Company's fixed-rate liabilities include fixed annuity, GIC and universal life reserves and subordinated notes. At December 31, 1999, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $4.81 billion with a duration of 4.1. The Company's potential exposure due to a 10% decrease in prevailing interest rates from their December 31, 1999 levels is a loss of approximately $22.4 million, representing an increase in the fair value of its fixed-rate liabilities that is not offset by an increase in the fair value of its fixed-rate assets. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At December 31, 1999, the Company had one outstanding Swap Agreement with a notional principal amount of $21.5 million. This agreement matures in December 2024.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $0.9 ($0.2 million of bonds and $0.7 million of mortgage loans) at December 31, 1999, and constituted less than 0.1% of total invested assets. At December 31, 1998, defaulted investments totaled $1.9 million, including $1.2 million of bonds and $0.7 million of mortgage loans, and constituted less than 0.1% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At December 31, 1999, approximately $484.1 million of the Company's Bond Portfolio had an aggregate unrealized gain of $18.0 million, while approximately $3.47 billion of the Bond Portfolio had an aggregate unrealized loss of $220.5 million. In addition, the Company's investment portfolio currently provides approximately $46.4 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company's annuity and GIC products have been more than sufficient in amount to satisfy the Company's liquidity needs. As the Company anticipated, liquidity needs were unusually high this past year due to the Acquisition. Short-term investments were sold as needed to satisfy these current cash requirements.

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

     CONTINGENT LIABILITIES are discussed in Note 9 of the accompanying consolidated financial statements.

     RECENTLY ISSUED ACCOUNTING STANDARDS are discussed in Note 2 of the accompanying consolidated financial statements.

YEAR  2000

     The year 2000 issue arose from computer programs written using two digits rather than four digits to define the applicable year. This possibly could have caused a failure of the information technology systems (IT systems) and other equipment containing imbedded technology (non-IT systems) in the year 2000. The Company implemented a plan to address the Year 2000 issue and to assess Year 2000 issues relating to third parties with which the Company has critical relationships. The Company's cost to make necessary repairs had no significant impact on its results of operations. The Company has not experienced any business disruption from the Year 2000 issue. Its IT and non-IT systems were compliant on January 1, 2000, and there have been no problems related to any third parties compliance.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management's Disclosure and Analysis of Financial Condition and Results of Operations on pages 22 and 23 herein. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," will be effective for the Company as of January 1, 2001. Therefore, it is not included in the accompanying financial statements. The Company has not completed its analysis of the effect of SFAS 133, but management believes that it will not have a material impact on the Company's results of operations, financial condition or liquidity.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                        PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS

     The  directors  and  principal  officers of Anchor National Life Insurance Company
(the  "Company") as of March 29, 2000 are listed below, together with information as to their  ages,  dates  of election and principal business occupation during the last five years  (if  other  than  their  present  business  occupation).

                                                      Other  Positions  and
                                           Year       Other  Business
                          Present          Assumed    Experience  Within
   Name              Age  Position         Position   Last Five Years**         From-To
   ----              ---  --------         --------   -----------------         -------


Eli Broad*. . . .   66  Chairman,           1994  Cofounded SAI
                        Chief Executive           in 1957
                        Officer and
                        President of
                        the Company
                        Chairman, Chief     1986
                        Executive Officer
                        and President of
                        SunAmerica Inc.
                        ("SAI")

Jay S. Wintrob* .   42  Executive Vice      1991  (Joined SAI in 1987)
                        President of the
                        Company
                        Vice Chairman and   1998
                        Chief Operating
                        Officer of SAI

James R. Belardi*   42  Senior Vice         1992  (Joined SAI in 1986)
                        President of the
                        Company
                        Executive Vice      1995
                        President of SAI

Marc H. Gamsin* .   44  Senior Vice         1999  Executive Vice President      1998 to
                        President of the          SunAmerica Investments,     Present
                        Company                   Inc. (GA)
                        Senior Vice         1996  Executive Vice President,   1997-1998
                        President of SAI          SunAmerica Investments,
                                                  Inc. (DE)
                                                  Partner, O'Melveny &        1976-1996
                                                  Myers, LLP

Jana W. Greer*. .   47  Senior Vice         1994  (Joined SAI in 1974)
                        President of the
                        Company
                        Senior Vice
                        President of SAI    1992




____________________________________
*  Also  services  as  a  director
**  Unless  otherwise  indicated,  officers  and  positions  are  with  SunAmerica Inc.


                                                      Other  Positions  and
                                           Year       Other  Business
                          Present          Assumed    Experience  Within
   Name              Age  Position         Position   Last  Five  Years**         From-To
   ----              ---  --------         --------   -------------------         -------


Susan L. Harris* . .   42  Senior Vice        1994  Vice President,             1994-1995
                           President and            General Counsel-
                           Secretary of the         Corporate Affairs and
                           Company                  Secretary of SAI
                           Senior Vice        1995
                           President,
                           General Counsel
                           and Secretary of
                           SAI                      (Joined SAI in 1985)

N. Scott Gillis* . .   46  Senior Vice        2000  Senior Vice President       1994-1999
                           President of the         and Controller,
                           Company                  SunAmerica Life Insurance
                           Vice President of  1997  Companies ("SLC")
                           SAI                      (Joined SAI in 1985)

Gregory M. Outcalt .   37  Senior Vice        2000  Vice President, SLC         1993-1999
                           President of the         (Joined SAI in 1986)
                           Company

Edwin R. Raquel. . .   42  Senior Vice        1995  Vice President,             1990-1995
                           President and            Actuary, SLC
                           Chief Actuary
                           of the Company

David R. Bechtel . .   32  Vice President     1998  Vice President,             1996-1998
                           and Treasurer of         Deutsche Morgan
                           the Company              Grenfell, Inc.
                           Vice President     1998  Associate,                  1995-1996
                           and Treasurer of         UBS Securities LLC
                           SAI                      Associate,                       1994
                                                    Wachtell Lipton Rosen
                                                    & Katz

P. Daniel Demko, Jr.   50  Vice President     1999  Executive Vice President,     1998 to
                           of the Company           SunAmerica Retirement       Present
                                                    Markets, Inc.
                                                    President & Vice            1995-1998
                                                    Chairman, Global Health
                                                    Network, LLC
                                                    Owner, P. Demko Company     1992-1995

J. Franklin Grey . .   47  Vice President     1994  Vice President of             1994 to
                           of the Company           Certain SLC                 Present


____________________________________
*  Also  serves  as  a  director
**  Unless  otherwise  indicated,  officers  and  positions  are  with  SunAmerica  Inc.


                                                      Other  Positions  and
                                           Year       Other  Business
                          Present          Assumed    Experience  Within
   Name              Age  Position         Position   Last  Five Years**         From-To
   ----              ---  --------         --------   ------------------         -------


Kevin J. Hart. . . .   45  Vice President    1999  Executive Vice President,     1995 to
                           of the Company          SunAmerica Retirement       Present
                                                   Markets, Inc.
                                                   National Sales Manager,     1991-1995
                                                   American Skandia Life
                                                   Assurance Corporation

Edward P. Nolan, Jr.   50  Vice President    1993  (Joined SAI in 1989)
                           of the Company

Stewart R. Polakov .   40  Vice President    2000  Vice President,             1997-1999
                           of the Company          SunAmerica Financial,
                                                   division of the Company
                                                   Director, Investment        1994-1997
                                                   Accounting, SAI
                                                   (Joined SAI in 1991)

Scott H. Richland. .   37  Vice President    1994  Senior Vice President       1997-1998
                           of the Company          and Treasurer of SAI
                           Senior Vice       1997  Vice President and          1995-1997
                           President of SAI        Treasurer of SAI
                                                   Vice President and          1994-1995
                                                   Assistant Treasurer
                                                   of SAI
                                                   (Joined SAI in 1990)


____________________________________
*  Also  services  as  a  director
**  Unless  otherwise  indicated,  officers  and  positions  are  with  SunAmerica  Inc.

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

     The following table shows the cash compensation paid or earned, based on these allocations, to the chief executive officer and top four executive officers of the Company whose allocated compensation exceeds $100,000 for services rendered in all capacities to the Company during 1999:

  Name  of  Individual  or          Capacities  In     Allocated  Cash
         Number  in  Group           Which  Served        Compensation
   -----------------------   ----------------------     --------------

  Eli Broad . . . . . . . .  Chairman, Chief Executive  $1,717,681
                               Officer and President
  Jay S. Wintrob. . . . . .  Executive Vice President      858,159
  Jana Waring Greer . . . .  Senior Vice President         673,541
  Daniel P. Demko . . . . .  Vice President                521,513
  Scott H. Richland . . . .  Vice President                273,303

     Directors of the Company who are also employees of SunAmerica Inc. or its affiliates receive no compensation in addition to their compensation as employees of SunAmerica Inc. or its affiliates.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The Company is an indirect wholly owned subsidiary of American International Group, Inc.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL  STATEMENTS  AND  FINANCIAL  STATEMENT  SCHEDULES

     Reference  is  made  to  the  index  set  forth on page F-1 of this report.

EXHIBITS

Exhibit
   No.                         Description
------                         -----------

  2(a) Purchase and Sale Agreement, dated as of July 15, 1998, by and among the Company, SunAmerica Inc. ("SAI"), First SunAmerica Life Insurance Company
and  MBL  Life  Assurance  Corporation,  is  incorporated herein by reference to
Exhibit 2(e) to SAI's 1998 Annual Report on Form 10-K, filed December 21, 1998. 3(a) Amended and Restated Articles of Incorporation and Articles of
Redomestication, filed with the Arizona Department of Insurance on December 22, 1995, is incorporated herein by reference to Exhibit 3(a) to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1995, filed February 14, 1996.
  3(b)     Amended  and  Restated  Bylaws,  as  adopted  January  1,  1996,  is incorporated herein by reference to Exhibit 3(b) to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1995, filed February 14, 1996.
  4(a) Amended and Restated Articles of Incorporation and Articles of Redomestication, filed with the Arizona Department of Insurance on December 12, 1996. See Exhibit 3(a).
  4(b)     Amended and Restated Bylaws, as adopted January 1, 1996.  See Exhibit
3(b).
 10(a) Amendment to the Subordinated Loan Agreement for Equity Capital, dated as of August 22, 1996, between the Company's subsidiary, SunAmerica Capital Services, Inc. ("SACS") and SAI, extending the maturity date to September 30, 1999 of a Subordinated Loan Agreement for Equity Capital, dated as of September 30, 1992, defining SAI's rights with respect to the 9% notes due September 29, 1996, is incorporated herein by reference to Exhibit 10(f) to the Company's Form 10-K, filed December 19, 1996.
 10(b) Subordinated Loan Agreement for Equity Capital, dated as of July 24, 1996, between the Company's subsidiary, Royal Alliance Associates, Inc. and SAI, defining SAI's rights with respect to the 9% notes due August 23, 1999 is incorporated herein by reference to Exhibit 10(k) to the Company's Form 10-K, filed December 19, 1996.
 10(c)     Amendment  to  the  Subordinated  Loan  Agreement for Equity Capital,
dated as of September 3, 1996, between the Company's subsidiary, SunAmerica Asset Management Corp., and SAI, extending the maturity date to September 13, 1999 of a Subordinated Loan Agreement for Equity Capital, dated as of September 3, 1993, defining SAI's rights with respect to the 7% notes due September 13, 1996, is incorporated herein by reference to Exhibit 10(l) to the Company's Form 10-K, filed December 19, 1996.
 10(d) Subordinated Loan Agreement for Equity Capital, dated as of February 19, 1997, between the Company's subsidiary, SACS, and SAI, defining SAI's rights with respect to the 9% notes due Exhibit March 14, 2000, is incorporated herein by reference to Exhibit 10(a) to Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997, filed May 15, 1997.

Exhibit
   No.                         Description
------                         -----------

 10(e) Subordinated Loan Agreement for Equity Capital, dated as of April 29, 1998, between the Company's subsidiary, SACS, and SAI, defining SAI's rights with respect to the 8.5% notes due June 27, 2001, is incorporated herein by reference to Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998.
 10(f) Subordinated Loan Agreement for Equity Capital, dated as of June 3, 1998, between the Company's subsidiary, SACS, and SAI, defining SAI's rights with respect to the 8.5% notes due July 30, 2001, is incorporated herein by reference to Exhibit 10(b) to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998, filed August 14, 1998.
 10(g) Subordinated Loan Agreement for Equity Capital, dated as of August 25, 1998, between the Company's subsidiary, SACS, and SAI, defining SAI's rights with respect to the 8.5% notes due October 30, 2001, is incorporated herein by reference to Exhibit 10(g) to the Company's Form 10-K, filed December 23, 1998.
 10(h) Subordinated Loan Agreement for Equity Capital, dated as of March 12, 1999, between the Company's subsidiary, SACS, and SAI, defining SAI's rights with respect to the 8.5% notes due April 30, 2002, is incorporated herein by reference to Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1999, filed May 14, 1999.
 10(i) Subordinated Loan Agreement for Equity Capital, dated as of August 9, 1999, between the Company's subsidiary, SACS, and SAI, defining SAI's rights with respect to the 8% notes due September 30, 2002, is incorporated herein by reference to Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1999, filed November 15, 1999.
 10(j) Asset Lease Agreement, dated June 26, 1998, between the Company and Aurora National Life Assurance Company ("Aurora"), relating to a lease from Aurora of certain information relating to single premium deferred annuities, is incorporated herein by reference by Exhibit 10(h) to the Company's Form 10-K, filed December 23, 1998.
 21          Subsidiaries  of  the  Company.
 27          Financial  Data  Schedule

REPORTS  ON  FORM  8-K

No current report on Form 8-K was filed during the three months ended December 31, 1999.


                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ANCHOR  NATIONAL  LIFE  INSURANCE  COMPANY

                         By/s/  N.  SCOTT  GILLIS
                         ------------------------
                         N.  Scott  Gillis
March  30,  2000         Senior  Vice  President  and  Director

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:


      Signature                            Title                 Date
-------------------------------  -------------------------  --------------
/s/   ELI BROAD . . . . . . . .  Chairman, Chief Executive  March 30, 2000
-------------------------------
      Eli Broad . . . . . . . .  Officer and President
                                 (Principal Executive Officer)

/s/   N. SCOTT GILLIS . . . . .  Senior Vice President and  March 30, 2000
-------------------------------
      N. Scott Gillis . . . . .  Director (Principal
                                 Financial Officer)

/s/   GREGORY M. OUTCALT. . . .  Senior Vice President and  March 30, 2000
-------------------------------
      Gregory M. Outcalt. . . .  Controller (Principal
                                 Accounting Officer)

/s/   JAY S. WINTROB. . . . . .  Executive Vice President   March 30, 2000
-------------------------------
      Jay S. Wintrob. . . . . .  and Director

/s/   JAMES R. BELARDI. . . . .  Senior Vice President,     March 30, 2000
-------------------------------
      James R. Belardi. . . . .  Treasurer and Director

/s/   MARC H. GAMSIN. . . . . .  Senior Vice President      March 30, 2000
-------------------------------
      Marc H. Gamsin. . . . . .  and Director

/s/   JANA W. GREER . . . . . .  Senior Vice President      March 30, 2000
-------------------------------
      Jana W. Greer . . . . . .  and Director

/s/   SUSAN L. HARRIS . . . . .  Senior Vice President,     March 30, 2000
-------------------------------
      Susan L. Harris . . . . .  Secretary and Director

/s/   EDWIN R. RAQUEL . . . . .  Senior Vice President      March 30, 2000
-------------------------------
      Edwin R. Raquel . . . . .  and Chief Actuary




                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                         Page

                                                      Number(s)
                                                     ------------
Report of Independent Accountants . . . . . . . . .  F-2

Consolidated Balance Sheet - December 31, 1999,
December 31, 1998, and September 30, 1998 . . . . .  F-3 to F-4

Consolidated Statement of Income and Comprehensive
Income - Year Ended December 31, 1999, Three Months
Ended December 31, 1998, Years Ended September 30,
1998 and 1997 . . . . . . . . . . . . . . . . . . .  F-5

Consolidated Statement of Cash Flows - Year Ended
December 31, 1999, Three Months Ended December 31,
1998, Years Ended September 30, 1998 and 1997 . . .  F-6 to F-7

Notes to Consolidated Financial Statements. . . . .  F-8 to F-37


                        Report of Independent Accountants



To the Board of Directors and Shareholder of Anchor National Life Insurance Company:


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Anchor National Life Insurance Company and its subsidiaries (the "Company") at December 31, 1999, December 31, 1998, and September 30, 1998, and the results of their operations and their cash flows for the year ended December 31, 1999, for the three months ended December 31, 1998 and for each of the two fiscal years in the period ended September 30, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers  LLP
Los  Angeles,  California
January  31,  2000


                           ANCHOR NATIONAL LIFE INSURANCE COMPANY
                                 CONSOLIDATED BALANCE SHEET


                                            December 31,     December 31,     September 30,
                                                1999             1998             1998
                                           ---------------  ---------------  ---------------
ASSETS

Investments:
  Cash and short-term investments . . . .  $   475,162,000  $ 3,303,454,000  $   333,735,000
  Bonds, notes and redeemable
    preferred stocks available for sale,
    at fair value (amortized cost:
    December 1999, $4,155,728,000;
    December 1998, $4,252,740,000;
    September 1998, $1,934,863,000) . . .    3,953,169,000    4,248,840,000    1,954,754,000
  Mortgage loans. . . . . . . . . . . . .      674,679,000      388,780,000      391,448,000
  Policy loans. . . . . . . . . . . . . .      260,066,000      320,688,000       11,197,000
  Separate account seed money                  141,499,000              ---              ---
  Common stocks available for sale,
    at fair value (cost: December 1999,
    $0; December 1998, $1,409,000;
    September 1998, $115,000)                          ---        1,419,000          169,000
  Partnerships. . . . . . . . . . . . . .        4,009,000        4,577,000        4,403,000
  Real estate . . . . . . . . . . . . . .       24,000,000       24,000,000       24,000,000
  Other invested assets . . . . . . . . .       19,385,000       15,185,000       15,036,000
                                           ---------------  ---------------  ---------------

  Total investments . . . . . . . . . . .    5,551,969,000    8,306,943,000    2,734,742,000

Variable annuity assets held in separate
  accounts. . . . . . . . . . . . . . . .   19,949,145,000   13,767,213,000   11,133,569,000
Accrued investment income . . . . . . . .       60,584,000       73,441,000       26,408,000
Deferred acquisition costs. . . . . . . .    1,089,979,000      866,053,000      539,850,000
Receivable from brokers for sales of
  securities. . . . . . . . . . . . . . .       54,760,000       22,826,000       23,904,000
Income taxes currently receivable                      ---              ---        5,869,000
Deferred income taxes                           53,445,000              ---              ---
Other assets. . . . . . . . . . . . . . .      114,612,000      109,857,000       85,926,000
                                           ---------------  ---------------  ---------------

TOTAL ASSETS. . . . . . . . . . . . . . .  $26,874,494,000  $23,146,333,000  $14,550,268,000
                                           ===============  ===============  ===============

                             See accompanying notes


                              ANCHOR NATIONAL LIFE INSURANCE COMPANY
                              CONSOLIDATED BALANCE SHEET (Continued)


                                                December 31,      December 31,     September 30,
                                                    1999              1998             1998
                                              ----------------  ----------------  ---------------
LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts . . .  $ 3,254,895,000   $ 5,500,157,000   $ 2,189,272,000
  Reserves for universal life insurance
    contracts                                   1,978,332,000     2,339,194,000               ---
  Reserves for guaranteed investment
    contracts. . . . . . . . . . . . . . . .      305,570,000       306,461,000       282,267,000
  Payable to brokers for purchases of
    securities                                        139,000               ---        50,957,000
  Income taxes currently payable                   23,490,000        11,123,000               ---
  Modified coinsurance deposit liability          140,757,000               ---               ---
  Other liabilities. . . . . . . . . . . . .      249,224,000       160,020,000       106,594,000
                                              ----------------  ----------------  ---------------

  Total reserves, payables
    and accrued liabilities. . . . . . . . .    5,952,407,000     8,316,955,000     2,629,090,000
                                              ----------------  ----------------  ---------------

Variable annuity liabilities related to
  separate accounts. . . . . . . . . . . . .   19,949,145,000    13,767,213,000    11,133,569,000
                                              ----------------  ----------------  ---------------

Subordinated notes payable to affiliates . .       37,816,000       209,367,000        39,182,000
                                              ----------------  ----------------  ---------------

Deferred income taxes                                     ---       105,772,000        95,758,000
                                              ----------------  ----------------  ---------------

Shareholder's equity:
  Common Stock . . . . . . . . . . . . . . .        3,511,000         3,511,000         3,511,000
  Additional paid-in capital . . . . . . . .      493,010,000       378,674,000       308,674,000
  Retained earnings. . . . . . . . . . . . .      551,158,000       366,460,000       332,069,000
  Accumulated other comprehensive
    income (loss). . . . . . . . . . . . . .     (112,553,000)       (1,619,000)        8,415,000
                                              ----------------  ----------------  ---------------

  Total shareholder's equity . . . . . . . .      935,126,000       747,026,000       652,669,000
                                              ----------------  ----------------  ---------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY .  $26,874,494,000   $23,146,333,000   $14,550,268,000
                                              ================  ================  ===============

                             See accompanying notes


                               ANCHOR NATIONAL LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                                   Year  Ended    Three  Months  Ended Years  Ended  September  30,
                                                                      -----------------------------
                              December 31, 1999    December 31, 1998           1998            1997
                                  ----------------------------------  -------------  --------------
Investment income. . . . . . . .  $      521,953,000   $ 54,278,000   $ 221,966,000   $ 210,759,000
                                  -------------------  -------------  --------------  --------------

Interest expense on:
  Fixed annuity contracts. . . .        (231,929,000)   (22,828,000)   (112,695,000)   (109,217,000)
  Universal life insurance
    contracts                           (102,486,000)           ---             ---             ---
  Guaranteed investment
    contracts. . . . . . . . . .         (19,649,000)    (3,980,000)    (17,787,000)    (22,650,000)
  Senior indebtedness. . . . . .            (199,000)       (34,000)     (1,498,000)     (2,549,000)
  Subordinated notes payable
    to affiliates. . . . . . . .          (3,474,000)      (853,000)     (3,114,000)     (3,142,000)
                                  -------------------  -------------  --------------  --------------

  Total interest expense . . . .        (357,737,000)   (27,695,000)   (135,094,000)   (137,558,000)
                                  -------------------  -------------  --------------  --------------

NET INVESTMENT INCOME. . . . . .         164,216,000     26,583,000      86,872,000      73,201,000
                                  -------------------  -------------  --------------  --------------

NET REALIZED INVESTMENT
  GAINS (LOSSES) . . . . . . . .         (19,620,000)       271,000      19,482,000     (17,394,000)
                                  -------------------  -------------  --------------  --------------

Fee income:
  Variable annuity fees. . . . .         306,417,000     58,806,000     200,867,000     139,492,000
  Net retained commissions . . .          51,039,000     11,479,000      48,561,000      39,143,000
  Asset management fees. . . . .          43,510,000      8,068,000      29,592,000      25,764,000
  Universal life insurance
    fees                                  23,290,000            ---             ---             ---
  Surrender charges. . . . . . .          17,137,000      3,239,000       7,404,000       5,529,000
  Other fees . . . . . . . . . .          13,999,000      1,738,000       3,938,000       3,218,000
                                  -------------------  -------------  --------------  --------------

TOTAL FEE INCOME . . . . . . . .         455,392,000     83,330,000     290,362,000     213,146,000
                                  -------------------  -------------  --------------  --------------

GENERAL AND ADMINISTRATIVE
  EXPENSES . . . . . . . . . . .        (154,665,000)   (21,993,000)    (96,102,000)    (98,802,000)
                                  -------------------  -------------  --------------  --------------

AMORTIZATION OF DEFERRED
  ACQUISITION COSTS. . . . . . .        (116,840,000)   (27,070,000)    (72,713,000)    (66,879,000)
                                  -------------------  -------------  --------------  --------------

ANNUAL COMMISSIONS . . . . . . .         (40,760,000)    (6,624,000)    (18,209,000)     (8,977,000)
                                  -------------------  -------------  --------------  --------------

PRETAX INCOME. . . . . . . . . .         287,723,000     54,497,000     209,692,000      94,295,000

Income tax expense . . . . . . .        (103,025,000)   (20,106,000)    (71,051,000)    (31,169,000)
                                  -------------------  -------------  --------------  --------------

NET INCOME . . . . . . . . . . .         184,698,000     34,391,000     138,641,000      63,126,000
                                  -------------------  -------------  --------------  --------------

Other comprehensive income
  (loss), net of tax:

Net unrealized gains (losses)
  on debt and equity securities
    available for sale:
    Net unrealized gains
      (losses) identified in
      the current period . . . .        (118,669,000)   (10,249,000)     (4,027,000)     16,605,000
    Less reclassification
      adjustment for net
      realized (gains) losses
      included in net income . .           7,735,000        215,000      (5,963,000)      7,321,000
                                  -------------------  -------------  --------------  --------------

OTHER COMPREHENSIVE INCOME
  (LOSS) . . . . . . . . . . . .        (110,934,000)   (10,034,000)     (9,990,000)     23,926,000
                                  -------------------  -------------  --------------  --------------

COMPREHENSIVE INCOME . . . . . .  $       73,764,000   $ 24,357,000   $ 128,651,000   $  87,052,000
                                  ===================  =============  ==============  ==============

                             See accompanying notes
                                       F-5

                                    ANCHOR NATIONAL LIFE INSURANCE COMPANY
                                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                       Year  Ended  Three  Months  Ended         Years  Ended  September  30,
                                                                            ---------------------------------
                                    December 31, 1999   December 31, 1998              1998              1997
                                    -----------------  -------------------  ---------------  ----------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income. . . . . . . . . . . .  $      184,698,000   $   34,391,000   $   138,641,000   $    63,126,000
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Interest credited to:
        Fixed annuity contracts . .         231,929,000       22,828,000       112,695,000       109,217,000
        Universal life insurance
          contracts                         102,486,000              ---               ---               ---
        Guaranteed investment
          contracts . . . . . . . .          19,649,000        3,980,000        17,787,000        22,650,000
      Net realized investment
        losses (gains). . . . . . .          19,620,000         (271,000)      (19,482,000)       17,394,000
      Amortization (accretion) of
        net premiums (discounts)
        on investments. . . . . . .         (18,343,000)      (1,199,000)          447,000       (18,576,000)
      Universal life insurance
        fees                                (23,290,000)             ---               ---               ---
      Amortization of goodwill. . .             776,000          356,000         1,422,000         1,187,000
      Provision for deferred
        income taxes. . . . . . . .        (100,013,000)      15,945,000        34,087,000       (16,024,000)
  Change in:
    Accrued investment income . . .           9,155,000       (1,512,000)       (4,649,000)       (2,084,000)
    Deferred acquisition costs. . .        (208,228,000)     (34,328,000)     (160,926,000)     (113,145,000)
    Other assets. . . . . . . . . .          (5,661,000)     (21,070,000)      (19,374,000)      (14,598,000)
    Income taxes currently
      payable . . . . . . . . . . .          12,367,000       16,992,000       (38,134,000)       10,779,000
    Other liabilities . . . . . . .          49,504,000        5,617,000        (2,248,000)       14,187,000
  Other, net. . . . . . . . . . . .          15,087,000        5,510,000        (5,599,000)          418,000
                                     -------------------  ---------------  ----------------  ----------------

NET CASH PROVIDED BY OPERATING
  ACTIVITIES. . . . . . . . . . . .         289,736,000       47,239,000        54,667,000        74,531,000
                                     -------------------  ---------------  ----------------  ----------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchases of:
    Bonds, notes and redeemable
      preferred stocks. . . . . . .      (4,130,682,000)    (392,515,000)   (1,970,502,000)   (2,566,211,000)
    Mortgage loans. . . . . . . . .        (331,398,000)      (4,962,000)     (131,386,000)     (266,771,000)
    Other investments, excluding
      short-term investments               (227,268,000)      (1,992,000)              ---       (75,556,000)
  Sales of:
    Bonds, notes and redeemable
      preferred stocks. . . . . . .       2,660,931,000      265,039,000     1,602,079,000     2,299,063,000
    Other investments, excluding
      short-term investments. . . .          65,395,000          142,000        42,458,000         6,421,000
  Redemptions and maturities of:
    Bonds, notes and redeemable
      preferred stocks. . . . . . .       1,274,764,000       37,290,000       424,393,000       376,847,000
    Mortgage loans. . . . . . . . .          46,760,000        7,699,000        80,515,000        25,920,000
    Other investments, excluding
      short-term investments. . . .          33,503,000          853,000        67,213,000        23,940,000
  Cash and short-term investments
    acquired in coinsurance
    transaction with MBL Life
    Assurance Corporation                           ---    3,083,211,000               ---               ---
  Short-term investments
    transferred to First
    SunAmerica Life Insurance
    Company in assumption
    reinsurance transaction with
    MBL Life Assurance Corporation         (371,634,000)             ---               ---               ---
                                     -------------------  ---------------  ----------------  ----------------

NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES. . . . . . .        (979,629,000)   2,994,765,000       114,770,000      (176,347,000)
                                     -------------------  ---------------  ----------------  ----------------


                                   ANCHOR NATIONAL LIFE INSURANCE COMPANY
                              CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

                                       Year  Ended  Three  Months  Ended      Years  Ended  September  30,
                                                                         ---------------------------------
                                     December 31, 1999 December 31, 1998            1998              1997
                                     ---------------------------------   ---------------  ----------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Premium receipts on:
    Fixed annuity contracts. . . .  $    2,016,851,000   $  351,616,000   $ 1,512,994,000   $1,097,937,000
    Universal life insurance
      contracts                             78,864,000              ---               ---              ---
    Guaranteed investment
      contracts                                    ---              ---         5,619,000       55,000,000
  Net exchanges from the fixed
    accounts of variable annuity
    contracts. . . . . . . . . . .      (1,821,324,000)    (448,762,000)   (1,303,790,000)    (620,367,000)
  Withdrawal payments on:
    Fixed annuity contracts. . . .      (2,232,374,000)     (41,554,000)     (191,690,000)    (242,589,000)
    Universal life insurance
      contracts                            (81,634,000)             ---               ---              ---
    Guaranteed investment
      contracts. . . . . . . . . .         (19,742,000)      (3,797,000)      (36,313,000)    (198,062,000)
  Claims and annuity payments on:
    Fixed annuity contracts. . . .         (46,578,000)      (9,333,000)      (40,589,000)     (35,731,000)
    Universal life insurance
      contracts                           (158,043,000)             ---               ---              ---
  Net receipts from (repayments
    of) other short-term
    financings . . . . . . . . . .        (129,512,000)       9,545,000       (10,944,000)      34,239,000
  Net receipt/(payment) related
    to a modified coinsurance
    transaction                            140,757,000     (170,436,000)      166,631,000              ---
  Receipts from issuance of
    subordinated note payable
    to affiliate                                   ---      170,436,000               ---              ---
  Net of capital contributions
    and return of capital                  114,336,000       70,000,000               ---       28,411,000
  Dividends paid                                   ---              ---       (51,200,000)     (25,500,000)
                                    -------------------  ---------------  ----------------  ---------------

NET CASH  PROVIDED (USED) BY
  FINANCING ACTIVITIES . . . . . .      (2,138,399,000)     (72,285,000)       50,718,000       93,338,000
                                    -------------------  ---------------  ----------------  ---------------

NET INCREASE (DECREASE) IN CASH
  AND SHORT-TERM INVESTMENTS . . .      (2,828,292,000)   2,969,719,000       220,155,000       (8,478,000)

CASH AND SHORT-TERM INVESTMENTS
  AT BEGINNING OF PERIOD . . . . .       3,303,454,000      333,735,000       113,580,000      122,058,000
                                    -------------------  ---------------  ----------------  ---------------

CASH AND SHORT-TERM INVESTMENTS
  AT END OF PERIOD . . . . . . . .  $      475,162,000   $3,303,454,000   $   333,735,000   $  113,580,000
                                    ===================  ===============  ================  ===============


SUPPLEMENTAL CASH FLOW
  INFORMATION:

  Interest paid on indebtedness. .  $        3,787,000   $    1,169,000   $     3,912,000   $    7,032,000
                                    ===================  ===============  ================  ===============

  Net income taxes paid
    (refunded) . . . . . . . . . .  $      190,126,000   $  (12,302,000)  $    74,932,000   $   36,420,000
                                    ===================  ===============  ================  ===============

                             See accompanying notes

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE  OF  OPERATIONS

Anchor National Life Insurance Company, including its wholly owned subsidiaries, (the "Company") is an Arizona-domiciled life insurance company which conducts its business through three segments: annuity operations, asset management operations and broker-dealer operations. Annuity operations include the sale and administration of deposit-type insurance contracts, including fixed and variable annuities, universal life contracts and guaranteed investment contracts. Asset management operations, which include the distribution and management of mutual funds, are conducted by SunAmerica Asset Management Corp. Broker-dealer operations include the sale of securities and financial services products, and are conducted by Royal Alliance Associates, Inc.

The Company is an indirect wholly owned subsidiary of American International Group, Inc. ("AIG"), an international insurance and financial services holding company. At December 31, 1998, the Company was a wholly owned indirect subsidiary of SunAmerica Inc., a Maryland Corporation. On January 1, 1999, SunAmerica Inc. merged with and into AIG in a tax-free reorganization that has been treated as a pooling of interests for accounting purposes. Thus, SunAmerica Inc. ceased to exist on that date. However, immediately prior to the date of the merger, substantially all of the net assets of SunAmerica Inc. were contributed to a newly formed subsidiary of AIG named SunAmerica Holdings, Inc., a Delaware Corporation. SunAmerica Holdings, Inc. subsequently changed its name to SunAmerica Inc. ("SunAmerica").

The operations of the Company are influenced by many factors, including general economic conditions, monetary and fiscal policies of the federal government, and policies of state and other regulatory authorities. The level of sales of the Company's financial products is influenced by many factors, including general market rates of interest, the strength, weakness and volatility of equity markets, and terms and conditions of competing financial products. The Company is exposed to the typical risks normally associated with a portfolio of fixed-income securities, namely interest rate, option, liquidity and credit risk. The Company controls its exposure to these risks by, among other things, closely monitoring and matching the duration of its assets and liabilities, monitoring and limiting prepayment and extension risk in its portfolio, maintaining a large percentage of its portfolio in highly liquid securities, and engaging in a disciplined process of underwriting, reviewing and monitoring credit risk. The Company also is exposed to market risk, as market volatility may result in reduced fee income in the case of assets managed in mutual funds and held in separate accounts.

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

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

Under generally accepted accounting principles, premiums collected on the non-traditional life and annuity insurance products, such as those sold by the Company, are not reflected as revenues in the Company's statement of earnings, as they are recorded directly to policyholders liabilities upon receipt.

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

INVESTED ASSETS: Cash and short-term investments primarily include cash, commercial paper, money market investments, repurchase agreements and short-term bank participations. All such investments are carried at cost plus accrued interest, which approximates fair value, have maturities of three months or less and are considered cash equivalents for purposes of reporting cash flows.

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

Mortgage loans are carried at amortized unpaid balances, net of provisions for estimated losses. Policy loans are carried at unpaid balances. Separate account seed money consists of seed money for mutual funds used as investment vehicles for the Company's variable annuity separate accounts and is valued at market. Limited partnerships are accounted for by the cost method of accounting. Real estate is carried at cost, reduced by impairment provisions. Other invested assets include collateralized bond obligations.

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

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

statement. When a Swap Agreement that is designated as a hedge is terminated before its contractual maturity, any resulting gain/loss is credited/charged to the carrying value of the asset/liability that it hedged and is treated as a premium/discount for the remaining life of the asset/liability.

DEFERRED ACQUISITION COSTS: Policy acquisition costs are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the annuity contracts. Estimated gross profits are composed of net interest income, net realized investment gains and losses, variable annuity fees, universal life insurance fees, surrender charges and direct administrative expenses. Costs incurred to sell mutual funds are also deferred and amortized over the estimated lives of the funds obtained. Deferred acquisition costs ("DAC") consist of commissions and other costs that vary with, and are primarily related to, the production or acquisition of new business.

As debt and equity securities available for sale are carried at aggregate fair value, an adjustment is made to DAC equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in accumulated other comprehensive income/(loss) that is credited or charged directly to shareholder's equity. DAC has been increased by $29,400,000 at December 31, 1999, increased by $1,400,000 at December 31, 1998, and decreased by $7,000,000 at September 30, 1998 for this adjustment.

VARIABLE ANNUITY ASSETS AND LIABILITIES: The assets and liabilities resulting from the receipt of variable annuity premiums are segregated in separate accounts. The Company receives administrative fees for managing the funds and other fees for assuming mortality and certain expense risks. Such fees are included in Variable Annuity Fees in the income statement.

GOODWILL: Goodwill, amounting to $22,206,000 at December 31, 1999, is amortized by using the straight-line method over periods averaging 25 years and is included in Other Assets in the balance sheet. Goodwill is evaluated for impairment when events or changes in economic conditions indicate that the carrying amount may not be recoverable.

CONTRACTHOLDER RESERVES: Contractholder reserves for fixed annuity contracts, universal life insurance contracts and guaranteed investment contracts are accounted for as investment-type contracts in accordance with Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," and are recorded at accumulated value (premiums received, plus accrued interest, less withdrawals and assessed fees).

MODIFIED COINSURANCE DEPOSIT LIABILITY: Cash received as part of the modified coinsurance transaction described in Note 8 is recorded as a deposit liability.

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

FEE INCOME: Variable annuity fees, asset management fees, universal life insurance fees and surrender charges are recorded in income as earned. Net retained commissions are recognized as income on a trade date basis.

INCOME TAXES: The Company files as a "life insurance company" under the provisions of the Internal Revenue Code of 1986. Its federal income tax return is consolidated with those of its direct parent, SunAmerica Life Insurance Company (the "Parent"), and its affiliate, First SunAmerica Life Insurance Company. Income taxes have been calculated as if the Company filed a separate return. Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.

RECENTLY ISSUED ACCOUNTING STANDARDS: In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133 was postponed by SFAS 137, and now will be effective for the Company as of January 1, 2001. Therefore, it is not included in the accompanying financial statements. The Company has not completed its analysis of the effect of SFAS 133, but management believes that it will not have a material impact on the Company's results of operations, financial condition or liquidity.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," was adopted for the year ended December 31, 1999 and is included in Note 14 of the accompanying financial statements.

3.     FISCAL  YEAR  CHANGE

Effective December 31, 1998, the Company changed its fiscal year end from September 30 to December 31. Accordingly, the consolidated financial statements include the results of operations and cash flows for the three-month transition period ended December 31, 1998. Such results are not necessarily indicative of operations for a full year. The consolidated financial statements as of and for the three months ended December 31, 1998 were originally filed as the Company's unaudited Transition Report on Form 10-Q.

     Results  for  the  comparable  prior  year  period  are  summarized  below.

                            Three  Months  Ended
                               December 31, 1997
                               -----------------
Investment income . . . . . .         59,855,000

Net investment income . . . .         26,482,000

Net realized investment gains         20,935,000

Total fee income. . . . . . .         63,984,000

Pretax income . . . . . . . .         67,654,000

Net income. . . . . . . . . .         44,348,000
                               =================

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

4.     ACQUISITION

On December 31, 1998, the Company acquired the individual life business and the individual and group annuity business of MBL Life Assurance Corporation ("MBL Life") ("the Acquisition"), via a 100% coinsurance transaction, for a cash purchase price of $128,420,000. As part of this transaction, the Company acquired assets having an aggregate fair value of $5,718,227,000, composed primarily of invested assets totaling $5,715,010,000. Liabilities assumed in this acquisition totaled $5,831,266,000, including $3,460,503,000 of fixed annuity reserves, $2,308,742,000 of universal life reserves and $24,011,000 of guaranteed investment contract reserves. The excess of the purchase price over the fair value of net assets received amounted to $104,509,000 at December 31, 1999, after adjustment for the transfer of the New York business to First SunAmerica Life Insurance Company (see below), and is included in Deferred Acquisition Costs in the accompanying consolidated balance sheet. The income statement for the year ended December 31, 1999 includes the impact of the Acquisition. On a pro forma basis, assuming the Acquisition had been consummated on October 1, 1996, the beginning of the prior-year periods discussed within, investment income would have been $517,606,000 and net income would have been $158,887,000 for the year ended September 30, 1998. For the year ended September 30, 1997, investment income would have been $506,399,000 and net income would have been $83,372,000.

Included in the block of business acquired from MBL Life were policies whose owners are residents of New York State ("the New York Business"). On July 1, 1999, the New York Business was acquired by the Company's New York affiliate, First SunAmerica Life Insurance Company ("FSA"), via an assumption reinsurance agreement, and the remainder of the business converted to assumption reinsurance in the Company, which superseded the coinsurance agreement. As part of this transfer, invested assets equal to $678,272,000, life reserves equal to $282,247,000, group pension reserves equal to $406,118,000, and other net assets of $10,093,000 were transferred to FSA.

The $128,420,000 purchase price was allocated between the Company and FSA based on the estimated future gross profits of the two blocks of business. The portion allocated to FSA was $10,000,000.

As part of the Acquisition, the Company received $242,473,000 from MBL to pay policy enhancements guaranteed by the MBL Life rehabilitation agreement to policyholders meeting certain requirements. A primary requirement was that annuity policyholders must have converted their MBL Life policy to a policy type currently offered by the Company or one of its affiliates by December 31, 1999. The enhancements are to be credited in four installments on January 1, 2000, June 30, 2001, June 30, 2002 and June 30, 2003, to eligible policies still active on each of those dates. On December 31, 1999 the enhancement reserve for such payments totaled $223,032,000, which includes interest accredited at 6.75% on the original reserve. Of this amount, $69,836,000 was credited to policyholders in February 2000 for the January 1, 2000 installment.


                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     INVESTMENTS

The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks available for sale by major category follow:

                                                       Estimated
                                      Amortized            Fair
                                           Cost           Value
                                 --------------  --------------
AT DECEMBER 31, 1999:

Securities of the United States
  Government. . . . . . . . . .  $   24,688,000  $   22,884,000
Mortgage-backed securities. . .   1,505,729,000   1,412,134,000
Securities of public utilities.     114,933,000     107,596,000
Corporate bonds and notes . . .   1,676,006,000   1,596,469,000
Redeemable preferred stocks . .       4,375,000       4,547,000
Other debt securities . . . . .     829,997,000     809,539,000
                                 --------------  --------------

  Total . . . . . . . . . . . .  $4,155,728,000  $3,953,169,000
                                 ==============  ==============

AT DECEMBER 31, 1998:

Securities of the United States
  Government. . . . . . . . . .  $    6,033,000  $    6,272,000
Mortgage-backed securities. . .     546,790,000     553,990,000
Securities of public utilities.     208,074,000     205,119,000
Corporate bonds and notes . . .   2,624,330,000   2,616,073,000
Redeemable preferred stocks . .       6,125,000       7,507,000
Other debt securities . . . . .     861,388,000     859,879,000
                                 --------------  --------------

  Total . . . . . . . . . . . .  $4,252,740,000  $4,248,840,000
                                 ==============  ==============

AT SEPTEMBER 30, 1998:

Securities of the United States
  Government. . . . . . . . . .  $   84,377,000  $   88,239,000
Mortgage-backed securities. . .     569,613,000     584,007,000
Securities of public utilities.     108,431,000     106,065,000
Corporate bonds and notes . . .     883,890,000     884,209,000
Redeemable preferred stocks . .       6,125,000       6,888,000
Other debt securities . . . . .     282,427,000     285,346,000
                                 --------------  --------------

  Total . . . . . . . . . . . .  $1,934,863,000  $1,954,754,000
                                 ==============  ==============


                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     INVESTMENTS  (Continued)

     The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks available for sale by contractual maturity, as of December 31, 1999, follow:

                                                   Estimated
                                   Amortized            Fair
                                        Cost           Value
                              --------------  --------------
Due in one year or less. . .  $  199,679,000  $  199,198,000
Due after one year through
  five years . . . . . . . .     552,071,000     530,289,000
Due after five years through
  ten years. . . . . . . . .   1,243,298,000   1,187,044,000
Due after ten years. . . . .     654,951,000     624,504,000
Mortgage-backed securities .   1,505,729,000   1,412,134,000
                              --------------  --------------

  Total. . . . . . . . . . .  $4,155,728,000  $3,953,169,000
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

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

     Gross unrealized gains and losses on bonds, notes and redeemable preferred stocks available for sale by major category follow:

                                       Gross          Gross
                                  Unrealized     Unrealized
                                       Gains         Losses
                                 ----------- --------------
AT DECEMBER 31, 1999:

Securities of the United States
  Government. . . . . . . . . .  $    47,000  $  (1,852,000)
Mortgage-backed securities. . .    3,238,000    (96,832,000)
Securities of public utilities.       13,000     (7,350,000)
Corporate bonds and notes . . .   10,222,000    (89,758,000)
Redeemable preferred stocks          172,000            ---
Other debt securities . . . . .    4,275,000    (24,734,000)
                                 -----------  --------------

  Total . . . . . . . . . . . .  $17,967,000  $(220,526,000)
                                 ===========  ==============

AT DECEMBER 31, 1998:

Securities of the United States
  Government                     $   239,000  $         ---
Mortgage-backed securities. . .    9,398,000     (2,198,000)
Securities of public utilities.      926,000     (3,881,000)
Corporate bonds and notes . . .   22,227,000    (30,484,000)
Redeemable preferred stocks        1,382,000            ---
Other debt securities . . . . .    2,024,000     (3,533,000)
                                 -----------  --------------

  Total . . . . . . . . . . . .  $36,196,000  $ (40,096,000)
                                 ===========  ==============

AT SEPTEMBER 30, 1998:

Securities of the United States
  Government                     $ 3,862,000  $         ---
Mortgage-backed securities. . .   15,103,000       (709,000)
Securities of public utilities.    2,420,000     (4,786,000)
Corporate bonds and notes . . .   31,795,000    (31,476,000)
Redeemable preferred stocks          763,000            ---
Other debt securities . . . . .    5,235,000     (2,316,000)
                                 -----------  --------------

  Total . . . . . . . . . . . .  $59,178,000  $ (39,287,000)
                                 ===========  ==============


     There were no gross unrealized gains on equity securities available for sale at December 31, 1999. Gross unrealized gains on equity securities available for sale aggregated $10,000 and $54,000 at December 31, 1998 and September 30, 1998, respectively. There were no unrealized losses at December 31, 1999, December 31, 1998, or September 30, 1998.

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

5.     INVESTMENTS  (Continued)

     Gross realized investment gains and losses on sales of investments are as follows:

                          Year  Ended Three  Months  Ended Years  Ended  September  30,
                                                           ---------------------------
                       December 31, 1999 December 31, 1998         1998           1997
              ----------------------  -------------------  ------------  -------------
BONDS, NOTES AND
  REDEEMABLE PREFERRED
  STOCKS:
  Realized gains . . .  $        8,333,000   $ 6,669,000   $ 28,086,000   $ 22,179,000
  Realized losses. . .         (26,113,000)   (5,324,000)    (4,627,000)   (25,310,000)

COMMON STOCKS:
  Realized gains . . .           4,239,000        12,000        337,000      4,002,000
  Realized losses                  (11,000)       (9,000)           ---       (312,000)

OTHER INVESTMENTS:
  Realized gains                       ---       573,000      8,824,000      2,450,000

IMPAIRMENT WRITEDOWNS.          (6,068,000)   (1,650,000)   (13,138,000)   (20,403,000)
                        -------------------  ------------  -------------  -------------

Total net realized
  investment gains
  and losses . . . . .  $      (19,620,000)  $   271,000   $ 19,482,000   $(17,394,000)
                        ===================  ============  =============  =============


The  sources  and  related  amounts  of  investment  income  are  as  follows:

                         Year  Ended  Three  Months  Ended Years  Ended  September  30,
                                                             -------------------------
                      December 31,1999    December 31, 1998         1998          1997
                      -----------------  ------------------- ----------- -------------
Short-term investments .  $       61,764,000   $ 4,649,000  $ 12,524,000   $ 11,780,000
Bonds, notes and
  redeemable preferred
  stocks . . . . . . . .         348,373,000    39,660,000   156,140,000    163,038,000
Mortgage loans . . . . .          47,480,000     7,904,000    29,996,000     17,632,000
Common stocks                          7,000           ---        34,000         16,000
Real estate. . . . . . .            (525,000)       13,000      (467,000)      (296,000)
Cost-method partnerships           6,631,000       352,000    24,311,000      6,725,000
Other invested assets. .          58,223,000     1,700,000      (572,000)    11,864,000
                          -------------------  -----------  -------------  -------------

  Total investment
    income . . . . . . .  $      521,953,000   $54,278,000  $221,966,000   $210,759,000
                          ===================  ===========  =============  =============


Expenses incurred to manage the investment portfolio amounted to $10,014,000 for the year ended December 31, 1999, $500,000 for the three months ended December 31, 1998, $1,910,000 for the year ended September 30, 1998 and $2,050,000 for the year ended September 30, 1997, and are included in General and Administrative Expenses in the income statement. Investment expenses have increased significantly because the size of the portfolio increased as a result of the Acquisition.


                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     INVESTMENTS  (Continued)

At December 31, 1999, the following investments exceeded 10% of the Company's consolidated shareholder's equity of $935,126,000:

                                       Amortized          Fair
                                            Cost         Value
                                    ------------  ------------
Provident Institutional Funds Inc.
  Del Treasury Trust Fund. . . . .   113,000,000   113,000,000
Salomon Smith Barney Repurchase
  Agreement. . . . . . . . . . . .    97,000,000    97,000,000
                                    ------------  ------------

  Total. . . . . . . . . . . . . .  $210,000,000  $210,000,000
                                    ============  ============

     At December 31, 1999, mortgage loans were collateralized by properties located in 29 states, with loans totaling approximately 36% of the aggregate carrying value of the portfolio secured by properties located in California and approximately 11% by properties located in New York. No more than 8% of the portfolio was secured by properties in any other single state.

     At December 31, 1999, bonds, notes and redeemable preferred stocks included $377,149,000 of bonds and notes not rated investment grade. The Company had no material concentrations of non-investment-grade assets at December 31, 1999.

     At December 31, 1999, the carrying value of investments in default as to the payment of principal or interest was $1,529,000, composed of $870,000 of bonds and $659,000 of mortgage loans. Such nonperforming investments had an estimated fair value of $872,000.

     As a component of its asset and liability management strategy, the Company utilizes Swap Agreements to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities to fixed-rate instruments. At December 31, 1999, the Company had one outstanding Swap Agreement with a notional principal amount of $21,538,000, which matures in December 2024. The net interest paid amounted to $215,000 for the year ended December 31, 1999, $54,000 for the three months ended December 31, 1998, $278,000 for the year ended September 30, 1998, and $125,000 for the year ended September 30, 1997, and is included in Interest Expense on Guaranteed Investment Contracts in the income statement.

     At December 31, 1999, $7,418,000 of bonds, at amortized cost, were on deposit with regulatory authorities in accordance with statutory requirements.

6.     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     The  following  estimated  fair  value  disclosures  are   limited  to

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

6.     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS  (Continued)

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

     SEPARATE ACCOUNT SEED MONEY: Carrying value is the market value of the underlying securities.

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

     RESERVES FOR FIXED ANNUITY CONTRACTS: Deferred annuity contracts are assigned a fair value equal to current net surrender value. Annuitized contracts are valued based on the present value of future cash flows at current pricing rates.

RESERVES  FOR  UNIVERSAL  LIFE  INSURANCE  CONTRACTS:  Universal  life  and

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

6.     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS  (Continued)

     single life premium life contracts are assigned a fair value equal to current net surrender value.

     RESERVES FOR GUARANTEED INVESTMENT CONTRACTS: Fair value is based on the present value of future cash flows at current pricing rates and is net of the estimated fair value of a hedging Swap Agreement, determined from independent broker quotes.

     RECEIVABLE FROM/PAYABLE TO BROKERS FOR PURCHASES OF SECURITIES: Such obligations represent transactions of a short-term nature for which the carrying value is considered a reasonable estimate of fair value.

     MODIFIED COINSURANCE DEPOSIT LIABILITY: Fair value is based on discounting the liability by the appropriate cost of funds, and therefore approximates carrying value.

     VARIABLE ANNUITY LIABILITIES RELATED TO SEPARATE ACCOUNTS: Fair values of contracts in the accumulation phase are based on net surrender values. Fair values of contracts in the payout phase are based on the present value of future cash flows at assumed investment rates.

     SUBORDINATED NOTES PAYABLE TO AFFILIATES: Fair value is estimated based on the quoted market prices for similar issues.

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

6.     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS  (Continued)

     The estimated fair values of the Company's financial instruments at December 31, 1999, December 31, 1998 and September 30, 1998 compared with their respective carrying values, are as follows:

                                                Carrying             Fair
                                                   Value            Value
                                         ---------------  ---------------

DECEMBER 31, 1999:
ASSETS:
  Cash and short-term investments . . .  $   475,162,000  $   475,162,000
  Bonds, notes and redeemable
    preferred stocks. . . . . . . . . .    3,953,169,000    3,953,169,000
  Mortgage loans. . . . . . . . . . . .      674,679,000      673,781,000
  Separate account seed money . . . . .      141,499,000      141,499,000
  Common stocks                                      ---              ---
  Cost-method partnerships. . . . . . .        4,009,000        9,114,000
  Variable annuity assets held in
    separate accounts . . . . . . . . .   19,949,145,000   19,949,145,000
  Receivable from brokers for sales
    of securities . . . . . . . . . . .       54,760,000       54,760,000

LIABILITIES:
  Reserves for fixed annuity contracts.    3,254,895,000    3,053,660,000
  Reserves for universal life insurance
    contracts . . . . . . . . . . . . .    1,978,332,000    1,853,442,000
  Reserves for guaranteed investment
    contracts . . . . . . . . . . . . .      305,570,000      305,570,000
  Payable to brokers for purchases
    of securities . . . . . . . . . . .          139,000          139,000
  Modified coinsurance deposit
    liability . . . . . . . . . . . . .      140,757,000      140,757,000
  Variable annuity liabilities related
    to separate accounts. . . . . . . .   19,949,145,000   19,367,834,000
  Subordinated notes payable to
    affiliates. . . . . . . . . . . . .       37,816,000       38,643,000
                                         ===============  ===============

DECEMBER 31, 1998:

ASSETS:
  Cash and short-term investments . . .  $ 3,303,454,000  $ 3,303,454,000
  Bonds, notes and redeemable
    preferred stocks. . . . . . . . . .    4,248,840,000    4,248,840,000
  Mortgage loans. . . . . . . . . . . .      388,780,000      411,230,000
  Separate account seed money                        ---              ---
  Common stocks . . . . . . . . . . . .        1,419,000        1,419,000
  Cost-method partnerships. . . . . . .        4,577,000       12,802,000
  Variable annuity assets held in
    separate accounts . . . . . . . . .   13,767,213,000   13,767,213,000
  Receivable from brokers for sales
    of securities . . . . . . . . . . .       22,826,000       22,826,000

LIABILITIES:
  Reserves for fixed annuity contracts.    5,500,157,000    5,437,045,000
  Reserves for universal life
    insurance contracts . . . . . . . .    2,339,194,000    2,339,061,000
  Reserves for guaranteed investment
    contracts . . . . . . . . . . . . .      306,461,000      306,461,000
  Variable annuity liabilities related
    to separate accounts. . . . . . . .   13,767,213,000   13,287,434,000
  Subordinated notes payable to
    affiliates. . . . . . . . . . . . .      209,367,000      211,058,000
                                         ===============  ===============

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

6.     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS  (Continued)

                                              Carrying              Fair
                                                 Value             Value
                                       ---------------   ---------------

SEPTEMBER 30, 1998:
ASSETS:
  Cash and short-term investments. . .  $   333,735,000  $   333,735,000
  Bonds, notes and redeemable
    preferred stocks . . . . . . . . .    1,954,754,000    1,954,754,000
  Mortgage loans . . . . . . . . . . .      391,448,000      415,981,000
  Separate account seed money                       ---              ---
  Common stocks. . . . . . . . . . . .          169,000          169,000
  Cost-method partnerships . . . . . .        4,403,000       12,744,000
  Variable annuity assets held in
    separate accounts. . . . . . . . .   11,133,569,000   11,133,569,000
  Receivable from brokers for sales
    of securities. . . . . . . . . . .       23,904,000       23,904,000

LIABILITIES:
  Reserves for fixed annuity contracts    2,189,272,000    2,116,874,000
  Reserves for guaranteed investment
    contracts. . . . . . . . . . . . .      282,267,000      282,267,000
  Payable to brokers for purchases
    of securities. . . . . . . . . . .       50,957,000       50,957,000
  Variable annuity liabilities related
    to separate accounts . . . . . . .   11,133,569,000   10,696,607,000
  Subordinated notes payable to
    affiliates . . . . . . . . . . . .       39,182,000       41,272,000
                                        ===============  ===============


7.     SUBORDINATED  NOTES  PAYABLE  TO  AFFILIATES

     At December 31, 1998, Subordinated Notes Payable to Affiliates included a surplus note (the "Note") payable to its immediate parent, SunAmerica Life Insurance Company (the "Parent"), for $170,436,000. On June 30, 1999, the Parent cancelled the Note and forgave the interest earned. Funds received were reclassified to Additional Paid-in Capital in the accompanying consolidated balance sheet.

     Subordinated notes and accrued interest payable to affiliates totaled $37,816,000 at interest rates ranging from 8% to 9% at December 31, 1999, and require principal payments of $5,400,000 in 2000, $10,000,000 in 2001 and $22,060,000 in 2002.

8.     REINSURANCE

The business which was assumed from MBL Life is subject to existing reinsurance ceded agreements. At December 31, 1998, the maximum retention on any single life was $2,000,000, and a total credit of $5,057,000 was taken against the life insurance reserves, representing predominantly yearly renewable term reinsurance. In order to limit even further the exposure to loss on any single insured and to recover an additional portion of the benefits paid over such limits, the Company entered into a reinsurance treaty effective January 1, 1999 under which the Company retains no more than $100,000 of risk on any

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

8.     REINSURANCE  (Continued)

one insured life. At December 31, 1999, a total reserve credit of $3,560,000 was taken against the life insurance reserves. With respect to these coinsurance agreements, the Company could become liable for all obligations of the reinsured policies if the reinsurers were to become unable to meet the obligations assumed under the respective reinsurance agreements. The Company monitors its credit exposure with respect to these agreements. However, due to the high credit ratings of the reinsurers, such risks are considered to be minimal.

On August 1, 1999, the Company entered into a modified coinsurance transaction, approved by the Arizona Department of Insurance, which involved the ceding of approximately $6,000,000,000 of variable annuities to ANLIC Insurance Company (Hawaii), a non-affiliated stock life insurer. The transaction is accounted for as reinsurance for statutory reporting purposes. As part of the transaction, the Company received cash in the amount of $150,000,000 and recorded a corresponding deposit liability. As payments are made to the reinsurer, the deposit liability is relieved. The cost of this program, $3,621,000 in 1999, is classified as General and Administrative Expenses in the income statement.

On August 11, 1998, the Company entered into a similar modified coinsurance transaction, approved by the Arizona Department of Insurance, which involved the ceding of approximately $6,000,000,000 of variable annuities to ANLIC Insurance Company (Cayman), a Cayman Islands stock life insurance company, effective December 31, 1997. As a part of this transaction, the Company received cash amounting to approximately $188,700,000, and recorded a corresponding reduction of DAC related to the coinsured annuities. As payments were made to the reinsurer, the reduction of DAC was relieved. Certain expenses related to this transaction were charged directly to DAC amortization in the income statement. The net effect of this transaction in the income statement was not material.

On December 31, 1998, the Company recaptured this business. As part of this recapture, the Company paid cash of $170,436,000 and recorded an increase in DAC of $167,202,000 with the balance of $3,234,000 being recorded as DAC amortization in the income statement.

9.     CONTINGENT  LIABILITIES

The Company has entered into four agreements in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. The maximum liability under these guarantees is $359,400,000. The Company's Parent currently shares in the liabilities and fees of two of these agreements. The Parent's share in these liabilities will increase by $150,000,000 subsequent to December 31, 1999, and the Company's share will decrease to $209,400,000. Management does not anticipate any material future losses with respect to these liquidity support facilities.

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

9.     CONTINGENT  LIABILITIES  (Continued)

The Company is involved in various kinds of litigation common to its businesses. These cases are in various stages of development and, based on reports of counsel, management believes that provisions made for potential losses relating to such litigation are adequate and any further liabilities and costs will not have a material adverse impact upon the Company's financial position, results of operations or cash flows.

The Company's current financial strength and counterparty credit ratings from Standard & Poor's are based in part on a guarantee (the "Guarantee") of the Company's insurance policy obligations by American Home Assurance Company ("American Home"), a subsidiary of AIG, and a member of an AIG intercompany pool, and the belief that the Company is viewed as a strategically important member of AIG. The Guarantee is unconditional and irrevocable, and policyholders have the right to enforce the Guarantee directly against American Home.

The Company's current financial strength rating from Moody's is based in part on a support agreement between the Company and AIG (the "Support Agreement"), pursuant to which AIG has agreed that AIG will cause the Company to maintain a policyholder's surplus of not less than $1 million or such greater amount as shall be sufficient to enable the Company to perform its obligations under any policy issued by it. The Support Agreement also provides that if the Company needs funds not otherwise available to it to make timely payment of its obligations under policies issued by it, AIG will provide such funds at the request of the Company. The Support Agreement is not a direct or indirect guarantee by AIG to any person of any obligation of the Company. AIG may terminate the Support Agreement with respect to outstanding obligations of the Company only under circumstances where the Company attains, without the benefit of the Support Agreement, a financial strength rating equivalent to that held by the Company with the benefit of the support agreement. Policyholders have the right to cause the Company to enforce its rights against AIG and, if the Company fails or refuses to take timely action to enforce the Support Agreement or if the Company defaults in any claim or payment owed to such policyholder when due, have the right to enforce the Support Agreement directly against AIG.

American Home does not publish financial statements, although it files statutory annual and quarterly reports with the New York State Insurance Department, where such reports are available to the public. AIG is a reporting company under the Securities Exchange Act of 1934, and publishes annual reports on Form 10-K and quarterly reports on Form 10-Q, which are available from the Securities and Exchange Commission.

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

10.     SHAREHOLDER'S  EQUITY

The Company is authorized to issue 4,000 shares of its $1,000 par value Common Stock. At December 31, 1999, December 31, 1998 and September 30, 1998, 3,511 shares were outstanding.

Changes  in  shareholder's  equity  are  as  follows:

                       Year  Ended     Three  Months  Ended Years  Ended  September  30,
                                                                 -----------------------
                         December 31, 1999   December 31, 1998          1998         1997
                      --------------------  -------------------  ----------- ------------
ADDITIONAL PAID-IN
  CAPITAL:
  Beginning balances . .  $      378,674,000   $308,674,000   $308,674,000   $280,263,000
  Reclassification of
    Note by the Parent           170,436,000            ---            ---            ---
  Return of capital             (170,500,000)           ---            ---            ---
  Capital contributions
    received                     114,250,000     70,000,000            ---     28,411,000
  Contribution of
    partnership
    investment                       150,000            ---            ---            ---
                          -------------------  -------------  -------------  -------------

Ending balances. . . . .  $      493,010,000   $378,674,000   $308,674,000   $308,674,000
                          ===================  =============  =============  =============

RETAINED EARNINGS:
  Beginning balances . .  $      366,460,000   $332,069,000   $244,628,000   $207,002,000
  Net income . . . . . .         184,698,000     34,391,000    138,641,000     63,126,000
  Dividends paid                         ---            ---    (51,200,000)   (25,500,000)
                          -------------------  -------------  -------------  -------------

Ending balances. . . . .  $      551,158,000   $366,460,000   $332,069,000   $244,628,000
                          ===================  =============  =============  =============

ACCUMULATED OTHER
  COMPREHENSIVE INCOME
  (LOSS):
    Beginning balances .  $       (1,619,000)  $  8,415,000   $ 18,405,000   $ (5,521,000)
    Change in net
      unrealized gains
      (losses) on debt
      securities
      available for sale        (198,659,000)   (23,791,000)   (23,818,000)    57,463,000
    Change in net
      unrealized gains
      (losses) on equity
      securities
      available for sale             (10,000)       (44,000)      (950,000)       (55,000)
    Change in adjustment
      to deferred
      acquisition costs.          28,000,000      8,400,000      9,400,000    (20,600,000)
    Tax effects of net
      changes. . . . . .  $       59,735,000      5,401,000      5,378,000    (12,882,000)
                          -------------------  -------------  -------------  -------------

Ending balances. . . . .  $     (112,553,000)  $ (1,619,000)  $  8,415,000   $ 18,405,000
                          ===================  =============  =============  =============

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

10.     SHAREHOLDER'S  EQUITY  (Continued)

     Dividends that the Company may pay to its shareholder in any year without prior approval of the Arizona Department of Insurance are limited by statute. The maximum amount of dividends which can be paid to shareholders of insurance companies domiciled in the state of Arizona without obtaining the prior approval of the Insurance Commissioner is limited to the lesser of either 10% of the preceding year's statutory surplus or the preceding year's statutory net gain from operations less equity in undistributed income or loss of subsidiaries included in net investment income if, after paying the dividend, the Company's capital and surplus would be adequate in the opinion of the Arizona Department of Insurance. No dividends were paid in the year ended December 31, 1999 or the three months ended December 31, 1998. Dividends in the amounts of $51,200,000 and $25,500,000 were paid on June 4, 1998 and April 1, 1997, respectively.
Dividends  of  $69,000,000  were  paid  on  March  1,  2000.

     Under statutory accounting principles utilized in filings with insurance regulatory authorities, the Company's net income for the year ended December 31, 1999 was $261,539,000. The statutory net loss for the year ended December 31, 1998 was $98,766,000. The statutory net income for the year ended December 31, 1997 totaled $74,407,000. The Company's statutory capital and surplus totaled $694,621,000 at December 31, 1999, $443,394,000 at December 31, 1998 and
$537,542,000  at  September  30,  1998.

On June 30, 1999, the Parent cancelled the Company's surplus note payable of $170,436,000 and funds received were reclassified to Additional Paid-in Capital in the accompanying consolidated balance sheet. On September 9, 1999, the Company paid $170,500,000 to its Parent as a return of capital. On September 14, 1999 and October 25, 1999, the Parent contributed additional capital to the Company in the amounts of $54,250,000 and $60,000,000, respectively. Also on December 31, 1999, the Parent made a $150,000 contribution of partnership investments.

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

11.     INCOME  TAXES

     The components of the provisions for federal income taxes on pretax income consist of the following:

                                Net  Realized
                                   Investment
                                 Gains (Losses)    Operations        Total
                                 ---------------  -------------  --------------
YEAR ENDED DECEMBER 31, 1999:

Currently payable . . . . . . .  $    6,846,000   $196,192,000   $ 203,038,000
Deferred. . . . . . . . . . . .     (13,713,000)   (86,300,000)   (100,013,000)
                                 ---------------  -------------  --------------

  Total income tax expense
    (benefit) . . . . . . . . .  $   (6,867,000)  $109,892,000   $ 103,025,000
                                 ===============  =============  ==============

THREE MONTHS ENDED DECEMBER
31, 1998:

Currently payable . . . . . . .  $      740,000   $  3,421,000   $   4,161,000
Deferred. . . . . . . . . . . .        (620,000)    16,565,000      15,945,000
                                 ---------------  -------------  --------------

  Total income tax expense. . .  $      120,000   $ 19,986,000   $  20,106,000
                                 ===============  =============  ==============

YEAR ENDED SEPTEMBER 30, 1998:

Currently payable . . . . . . .  $    4,221,000   $ 32,743,000   $  36,964,000
Deferred. . . . . . . . . . . .        (550,000)    34,637,000      34,087,000
                                 ---------------  -------------  --------------

  Total income tax expense. . .  $    3,671,000   $ 67,380,000   $  71,051,000
                                 ===============  =============  ==============

YEAR ENDED SEPTEMBER 30, 1997:

Currently payable . . . . . . .  $   (3,635,000)  $ 50,828,000   $  47,193,000
Deferred. . . . . . . . . . . .      (2,258,000)   (13,766,000)    (16,024,000)
                                 ---------------  -------------  --------------

  Total income tax expense
    (benefit) . . . . . . . . .  $   (5,893,000)  $ 37,062,000   $  31,169,000
                                 ===============  =============  ==============

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

11.     INCOME  TAXES  (Continued)

Income taxes computed at the United States federal income tax rate of 35% and income taxes provided differ as follows:

                             Year  Ended Three  Months  Ended Years  Ended  September  30,
                                                               ---------------------------
                             December 31, 1999 December 31, 1998       1998          1997
                               ---------------  -------------  ------------  ------------
Amount computed at
  statutory rate . . . . .  $      100,703,000   $19,074,000   $73,392,000   $33,003,000
Increases (decreases)
  resulting from:
    Amortization of
      differences between
      book and tax bases
      of net assets
      acquired . . . . . .             609,000       146,000       460,000       666,000
    State income taxes,
      net of federal tax
      benefit. . . . . . .           7,231,000     1,183,000     5,530,000     1,950,000
    Dividends-received
      deduction. . . . . .          (3,618,000)     (345,000)   (7,254,000)   (4,270,000)
    Tax credits. . . . . .          (1,346,000)   (1,296,000)     (318,000)
    Other, net . . . . . .            (554,000)       48,000       219,000       138,000
                            -------------------  ------------  ------------  ------------

    Total income tax
      expense. . . . . . .  $      103,025,000   $20,106,000   $71,051,000   $31,169,000
                            ===================  ============  ============  ============


For United States federal income tax purposes, certain amounts from life insurance operations are accumulated in a memorandum policyholders' surplus account and are taxed only when distributed to shareholders or when such account exceeds prescribed limits. The accumulated policyholders' surplus was $14,300,000 at December 31, 1999. The Company does not anticipate any transactions which would cause any part of this surplus to be taxable.

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

11.     INCOME  TAXES  (Continued)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The significant components of the liability for Deferred Income Taxes are as follows:

                                December  31,     December  31,     September  30,
                                     1999            1998            1998
                                --------------  --------------  --------------
DEFERRED TAX LIABILITIES:
Investments. . . . . . . . . .  $  23,208,000   $  18,174,000   $  17,643,000
Deferred acquisition costs . .    272,697,000     222,943,000     223,392,000
State income taxes . . . . . .      5,203,000       3,143,000       2,873,000
Other liabilities. . . . . . .     18,658,000      13,906,000         144,000
Net unrealized gains on debt
  and equity securities
  available for sale                      ---             ---       4,531,000
                                --------------  --------------  --------------
Total deferred tax liabilities  $ 319,766,000     258,166,000     248,583,000
                                --------------  --------------  --------------

DEFERRED TAX ASSETS:
Contractholder reserves. . . .   (261,781,000)   (148,587,000)   (149,915,000)
Guaranty fund assessments. . .     (2,454,000)     (2,935,000)     (2,910,000)
Deferred income                   (48,371,000)            ---             ---
Other assets                              ---             ---             ---
Net unrealized losses on
  debt and equity securities
  available for sale              (60,605,000)      ( 872,000)            ---
                                --------------  --------------  --------------
Total deferred tax assets. . .   (373,211,000)   (152,394,000)   (152,825,000)
                                --------------  --------------  --------------
Deferred income taxes. . . . .  $ (53,445,000)  $ 105,772,000   $  95,758,000
                                ==============  ==============  ==============

12.     COMPREHENSIVE  INCOME

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

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

12.     COMPREHENSIVE  INCOME  (Continued)

The before tax, after tax, and tax benefit (expense) amounts for each component of the increase or decrease in unrealized losses or gains on debt and equity securities available for sale for both the current and prior periods are summarized below:

                                                  Tax  Benefit
                                   Before  Tax       (Expense)       Net  of  Tax
                                 -------------     -----------     --------------

YEAR  ENDED  DECEMBER  31,
1999:
  Net unrealized losses on debt and
    equity securities available
    for sale identified in the
    current period. . . . . . . . .  $(217,259,000)  $ 76,041,000   $(141,218,000)

  Increase in deferred acquisition
    cost adjustment identified in
    the current period. . . . . . .     34,690,000    (12,141,000)     22,549,000
                                     --------------  -------------  --------------

  Subtotal. . . . . . . . . . . . .   (182,569,000)    63,900,000    (118,669,000)
                                     --------------  -------------  --------------

  Reclassification adjustment for:
    Net realized losses included
      in net income . . . . . . . .     18,590,000     (6,507,000)     12,083,000
    Related change in deferred
      acquisition costs . . . . . .     (6,690,000)     2,342,000      (4,348,000)
                                     --------------  -------------  --------------
    Total reclassification
      adjustment. . . . . . . . . .     11,900,000     (4,165,000)      7,735,000
                                     --------------  -------------  --------------

  Total other comprehensive
    loss. . . . . . . . . . . . . .  $(170,669,000)  $ 59,735,000   $(110,934,000)
                                     ==============  =============  ==============



THREE  MONTHS  ENDED  DECEMBER  31,
1998:
  Net unrealized losses on debt
    and equity securities available
    for sale identified in the
    current period. . . . . . . . .  $(24,345,000)  $ 8,521,000   $(15,824,000)

  Increase in deferred acquisition
    cost adjustment identified in
    the current period. . . . . . .     8,579,000    (3,004,000)     5,575,000
                                     -------------  ------------  -------------

  Subtotal. . . . . . . . . . . . .   (15,766,000)    5,517,000    (10,249,000)
                                     -------------  ------------  -------------

  Reclassification adjustment for:
    Net realized losses included
      in net income . . . . . . . .       510,000      (179,000)       331,000
  Related change in deferred
    acquisition costs . . . . . . .      (179,000)       63,000       (116,000)
                                     -------------  ------------  -------------
    Total reclassification
      adjustment. . . . . . . . . .       331,000      (116,000)       215,000
                                     -------------  ------------  -------------

  Total other comprehensive loss. .  $(15,435,000)  $ 5,401,000   $(10,034,000)
                                     =============  ============  =============

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.     COMPREHENSIVE  INCOME  (Continued)

                                                Tax  Benefit
                               Before  Tax       (Expense)      Net  of  Tax
                             -------------      -----------     -------------

YEAR  ENDED  SEPTEMBER  30,
1998:
  Net unrealized losses on debt and
    equity securities available
    for sale identified in the
    current period. . . . . . . . .  $(10,281,000)  $ 3,598,000   $(6,683,000)

  Increase in deferred acquisition
    cost adjustment identified in
    the current period. . . . . . .     4,086,000    (1,430,000)    2,656,000
                                     -------------  ------------  ------------

  Subtotal. . . . . . . . . . . . .    (6,195,000)    2,168,000    (4,027,000)
                                     -------------  ------------  ------------

  Reclassification adjustment for:
    Net realized losses included
      in net income . . . . . . . .   (14,487,000)    5,070,000    (9,417,000)
  Related change in deferred
    acquisition costs . . . . . . .     5,314,000    (1,860,000)    3,454,000
                                     -------------  ------------  ------------
    Total reclassification
      adjustment. . . . . . . . . .    (9,173,000)    3,210,000    (5,963,000)
                                     -------------  ------------  ------------

  Total other comprehensive loss. .  $(15,368,000)  $ 5,378,000   $(9,990,000)
                                     =============  ============  ============


YEAR  ENDED  SEPTEMBER  30,
1997:
  Net unrealized gains on debt
    and equity securities available
    for sale identified in the
    current period. . . . . . . . .  $ 40,575,000   $(14,201,000)  $26,374,000

  Decrease in deferred acquisition
    cost adjustment identified in
    the current period. . . . . . .   (15,031,000)     5,262,000    (9,769,000)
                                     -------------  -------------  ------------

  Subtotal. . . . . . . . . . . . .    25,544,000     (8,939,000)   16,605,000
                                     -------------  -------------  ------------

  Reclassification adjustment for:
    Net realized losses included
      in net income . . . . . . . .    16,832,000     (5,891,000)   10,941,000
    Related change in deferred
      acquisition costs . . . . . .    (5,569,000)     1,949,000    (3,620,000)
                                     -------------  -------------  ------------
    Total reclassification
      adjustment. . . . . . . . . .    11,263,000     (3,942,000)    7,321,000
                                     -------------  -------------  ------------

  Total other comprehensive
    income. . . . . . . . . . . . .  $ 36,807,000   $(12,881,000)  $23,926,000
                                     =============  =============  ============

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.     RELATED-PARTY  MATTERS

     The Company pays commissions to five affiliated companies: SunAmerica Securities, Inc.; Advantage Capital Corp.; Financial Services Corp.; Sentra
Securities Corp.; and Spelman & Co. Inc. Commissions paid to these broker-dealers totaled $37,435,000 in the year ended December 31, 1999, $6,977,000 in the three months ended December 31, 1998, and $32,946,000 in the year ended September 30, 1998 and $25,492,000 in the year ended September 30, 1997. These broker-dealers, when combined with the Company's wholly owned broker-dealer, represent a significant portion of the Company's business, amounting to approximately 35.6% of premiums in the year ended December 31, 1999 and the three months ended December 31, 1998, 33.6% in the year ended September 30, 1998 and 36.1% in the year ended September 30, 1997.

     The Company purchases administrative, investment management, accounting, marketing and data processing services from its Parent and SunAmerica, an indirect parent. Amounts paid for such services totaled $105,059,000 for the year ended December 31, 1999, $21,593,000 for the three months ended December 31, 1998, $84,975,000 for the year ended September 30, 1998 and $86,116,000 for the year ended September 30, 1997. The marketing component of such costs during these periods amounted to $53,385,000, $9,906,000, $39,482,000 and $31,968,000,
respectively, and are deferred and amortized as part of Deferred Acquisition Costs. The other components of such costs are included in General and Administrative Expenses in the income statement.

     At December 31, 1999 and 1998, the Company held bonds with a fair value of $50,000 and $84,965,000, respectively, which were issued by its affiliate, International Lease Finance Corp. The amortized cost of these bonds is equal to the fair value. At September 30, 1998 and 1997, the Company held no investments issued by any of its affiliates.

During the year ended December 31, 1999, the Company transferred short-term investments and bonds to FSA with an aggregate fair value of $634,596,000 as part of the transfer of the New York Business from the Acquisition (See Note 7). The Company recorded a net realized loss of $5,144,000 on the transfer of these assets.

During the year ended December 31, 1999, the Company purchased certain invested assets from SunAmerica for cash equal to their current market value of $161,159,000.

     For the three months ended December 31, 1998, the Company made no purchases or sales of invested assets from or to the Parent or its affiliates.

During the year ended September 30, 1998, the Company sold various invested assets to SunAmerica for cash equal to their current market value of $64,431,000. The Company recorded a net gain aggregating $16,388,000 on such transactions.

     During  the  year  ended  September 30, 1998, the Company purchased certain invested assets from SunAmerica, the Parent and CalAmerica Life Insurance Company ("CalAmerica"), a wholly-owned subsidiary of the Parent that has since merged into the Parent, for cash equal to their current market value which aggregated $20,666,000, $10,468,000

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

13.     RELATED-PARTY  MATTERS  (Continued)

     and  $61,000,  respectively.

     During the year ended September 30, 1997, the Company sold various invested assets to the Parent and CalAmerica for cash equal to their current market value of $15,776,000 and $15,000, respectively. The Company recorded a net gain aggregating $276,000 on such transactions.

     During the year ended September 30, 1997, the Company purchased certain invested assets from the Parent and CalAmerica for cash equal to their current market value of $8,717,000 and $284,000, respectively.

14.     BUSINESS  SEGMENTS

     Effective January 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which requires the reporting of certain financial information by business segment. For the purpose of providing segment information, the Company has three business segments: annuity operations, asset management operations and broker-dealer operations. The annuity operations focus primarily on the marketing of variable annuity products and the administration of the universal life business acquired from MBL Life in 1998 (See Note 4). The Company's variable annuity products offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as guaranteed fixed-rate account options. The Company earns fee income on investments in the variable options and net investment income on the fixed-rate options. The asset management operations are conducted by the Company's registered investment advisor subsidiary, SunAmerica Asset Management Corp. ("SunAmerica Asset Management"), and its related distributor. SunAmerica Asset Management earns fee income by distributing and managing a diversified family of mutual funds, by managing certain subaccounts within the Company's variable annuity products and by providing professional management of individual, corporate and pension plan portfolios. The broker-dealer operations are conducted by the Company's broker-dealer subsidiary, Royal Alliance Associates, Inc. ("Royal"), which sells proprietary annuities and mutual funds, as well as a full range of non-proprietary investment products.

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

     Summarized  data  for  the  Company's  business  segments  follow:

                                                      Asset          Broker
                                       Annuity      Management       Dealer
                                    Operations      Operations      Operations          Total
                                  ------------     -----------     -----------     ----------

YEAR  ENDED  DECEMBER  31,
1999:
  Total assets . . . . . . .  $26,649,310,000   $150,966,000   $74,218,000   $26,874,494,000
  Expenditures for long-
    lived assets                          ---      2,563,000     2,728,000         5,291,000
  Investment in subsidiaries              ---            ---           ---               ---

  Revenue from external
    customers. . . . . . . .      790,697,000     54,652,000    41,185,000       886,534,000
  Intersegment revenue                    ---     62,998,000     8,193,000        71,191,000
                              ----------------  -------------  ------------  ----------------

  Total revenue. . . . . . .      790,697,000    117,650,000    49,378,000       957,725,000
                              ================  =============  ============  ================


  Investment income. . . . .      511,914,000      9,072,000       967,000       521,953,000
  Interest expense . . . . .     (354,263,000)    (3,085,000)     (389,000)     (357,737,000)
  Depreciation and
    amortization expense . .      (95,408,000)   (23,249,000)   (3,234,000)     (121,891,000)
  Income from unusual
    transactions                          ---            ---           ---               ---
  Pretax income. . . . . . .      199,333,000     67,779,000    20,611,000       287,723,000
  Income tax expense . . . .      (65,445,000)   (28,247,000)   (9,333,000)     (103,025,000)
  Income from extraordinary
    items                                 ---            ---           ---               ---
  Net income . . . . . . . .  $   133,888,000   $ 39,532,000   $11,278,000   $   184,698,000
                              ================  =============  ============  ================


  Significant non-cash
    items                     $           ---   $        ---   $       ---   $           ---
                              ================  =============  ============  ================

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY


                                                      Asset        Broker-
                                     Annuity       Management       Dealer
                                   Operations      Operations      Operations          Total
                                 ------------     -----------     -----------     ----------

THREE  MONTHS  ENDED
DECEMBER  31,  1998:

  Total assets . . . . . . .  $22,982,323,000   $104,473,000   $59,537,000   $23,146,333,000
  Expenditures for long-
    lived assets                          ---        328,000     1,005,000         1,333,000
  Investment in subsidiaries              ---            ---           ---               ---

  Revenue from external
    customers. . . . . . . .      103,626,000     11,103,000     9,605,000       124,334,000
  Intersegment revenue                    ---     11,871,000     1,674,000        13,545,000
                              ----------------  -------------  ------------  ----------------

  Total revenue. . . . . . .      103,626,000     22,974,000    11,279,000       137,879,000
                              ================  =============  ============  ================


  Investment income. . . . .       53,149,000        971,000       158,000        54,278,000
  Interest expense . . . . .      (26,842,000)      (752,000)     (101,000)      (27,695,000)
  Depreciation and
    amortization expense . .      (23,236,000)    (4,204,000)     (561,000)      (28,001,000)
  Income from unusual
    transactions                          ---            ---           ---               ---
  Pretax income. . . . . . .       36,961,000     13,092,000     4,444,000        54,497,000
  Income tax expense . . . .      (12,978,000)    (5,181,000)   (1,947,000)      (20,106,000)
  Income from extraordinary
    items                                 ---            ---           ---               ---
  Net income . . . . . . . .  $    23,983,000   $  7,911,000   $ 2,497,000   $    34,391,000
                              ================  =============  ============  ================


  Significant non-cash
    items                     $           ---   $        ---   $       ---   $           ---
                              ================  =============  ============  ================

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY


                                                     Asset         Broker-
                                     Annuity       Management       Dealer
                                   Operations      Operations      Operations          Total
                                 ------------     -----------     -----------     ----------

YEAR  ENDED  SEPTEMBER  30,
1998:
  Total assets . . . . . . .  $14,389,922,000   $104,476,000   $ 55,870,000   $14,550,268,000
  Expenditures for long-
    lived assets                          ---        477,000      5,289,000         5,766,000
  Investment in subsidiaries              ---            ---            ---               ---

  Revenue from external
    customers. . . . . . . .      410,011,000     34,396,000     39,729,000       484,136,000
  Intersegment revenue                    ---     40,040,000      7,634,000        47,674,000
                              ----------------  -------------  -------------  ----------------

  Total revenue. . . . . . .      410,011,000     74,436,000     47,363,000       531,810,000
                              ================  =============  =============  ================


  Investment income. . . . .      218,044,000      2,839,000      1,083,000       221,966,000
  Interest expense . . . . .     (131,980,000)    (2,709,000)      (405,000)     (135,094,000)
  Depreciation and
    amortization expense . .      (60,731,000)   (14,780,000)    (1,770,000)      (77,281,000)
  Income from unusual
    transactions                          ---            ---            ---               ---
  Pretax income. . . . . . .      148,084,000     39,207,000     22,401,000       209,692,000
  Income tax expense . . . .      (44,706,000)   (15,670,000)   (10,675,000)      (71,051,000)
  Income from extraordinary
    items                                 ---            ---            ---               ---
  Net income . . . . . . . .  $   103,378,000   $ 23,537,000   $ 11,726,000   $   138,641,000
                              ================  =============  =============  ================


  Significant non-cash
    items                     $           ---   $        ---   $        ---   $           ---
                              ================  =============  =============  ================

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

14.     BUSINESS  SEGMENTS  (Continued)

                                                      Asset         Broker-
                                     Annuity       Management        Dealer
                                  Operations       Operations      Operations          Total
                                ------------     ------------     -----------     ----------

YEAR  ENDED  SEPTEMBER  30,
1997:
  Total assets . . . . . . .  $12,440,311,000   $ 81,518,000   $51,400,000   $12,573,229,000
  Expenditures for long-
    lived assets                          ---        804,000     4,527,000         5,331,000
  Investment in subsidiaries              ---            ---           ---               ---

  Revenue from external
    customers. . . . . . . .      317,061,000     28,655,000    31,678,000       377,394,000
  Intersegment revenue                    ---     22,790,000     6,327,000        29,117,000
                              ----------------  -------------  ------------  ----------------

  Total revenue. . . . . . .      317,061,000     51,445,000    38,005,000       406,511,000
                              ================  =============  ============  ================


  Investment income. . . . .      208,382,000      1,445,000       932,000       210,759,000
  Interest expense . . . . .     (134,416,000)    (2,737,000)     (405,000)     (137,558,000)
  Depreciation and
    amortization expense . .      (55,675,000)   (16,357,000)     (689,000)      (72,721,000)
  Income from unusual
    transactions                          ---            ---           ---               ---
  Pretax income. . . . . . .       58,291,000     19,299,000    16,705,000        94,295,000
  Income tax expense . . . .      (16,318,000)    (7,850,000)   (7,001,000)      (31,169,000)
  Income from extraordinary
    items                                 ---            ---           ---               ---
  Net income . . . . . . . .  $    41,973,000   $ 11,449,000   $ 9,704,000   $    63,126,000
                              ================  =============  ============  ================


  Significant non-cash
    items                     $           ---   $        ---   $       ---   $           ---
                              ================  =============  ============  ================

     Substantially all of the Company's revenues are derived from the United States.

The accounting policies of the segments are as described in the summary of significant accounting policies (Note 2). The Parent makes expenditures for long-lived assets for the annuity operations segment and allocates depreciation of such assets to the annuity operations segment. The annuity operations and asset management operations pay commissions to Royal for sales of their proprietary products. Approximately 90% of these commission payments are in turn paid to registered representatives of Royal, with the remainder of the revenue reflected in Net Retained Commissions. In addition, premiums from variable annuity policies sold by the Company are held in trusts that are owned by the Company, although the assets directly support policyholder obligations. SunAmerica Asset Management is the Investment Advisor for all of the subaccounts of these trusts, for which service it receives fees which are direct expenses of the trusts. Such fees are reported as Variable Annuity Fees in the consolidated income statement and are shown as intersegment revenues in the business segments disclosure above, although there is no corresponding expense on the books of any segment.

     The annuity operations segment's products are marketed through over 800 independent broker-dealers, full-service securities firms and financial
institutions,  in  addition  to  the  Company's  affiliated   broker-dealers.
Those  independent  selling  organizations

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

14.     BUSINESS  SEGMENTS  (Continued)

     responsible for over 10% of sales represented 12.0% of sales in the year ended December 31, 1999, 14.7% in the three months ended December 31, 1998,
16.8% in the year ended September 30, 1998, and 18.4% and 10.2% in the year ended September 30, 1997. Registered representatives sell products for the Company's asset management operations and sell products offered by the broker-dealer operations. Revenue from any single registered representative or group of registered representatives do not compose a material percentage of total revenues in either the asset management operations or the broker-dealer operations.

15.     SUBSEQUENT  EVENTS

     On  March 1, 2000, the Company paid dividends of $69,000,000 to the Parent.