Form 10-Q
period 2000-03-31
ANCHOR NATIONAL LIFE INSURANCE CO
filed 2000-05-12
CIK 6342

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549


                                    FORM 10-Q

(Mark  One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

/  /  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d) OF THE SECURITIES
      EXCHANGE  ACT  OF  1934

                  For the quarterly period ended March 31, 2000


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

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON MAY 11, 2000 WAS FOLLOWS:

Common  Stock  (par  value  $1,000 per share)           3,511 shares outstanding



                     ANCHOR NATIONAL LIFE INSURANCE COMPANY

                                      INDEX





                                                               Page
                                                             Number(s)
                                                             ---------
Part I - Financial Information

     Consolidated Balance Sheet (Unaudited) -
     March 31, 2000 and December 31, 1999 . . . . . . . . .        3-4

     Consolidated Statement of Income and Comprehensive
     Income (Unaudited) - Three Months Ended March 31,
     2000 and 1999. . . . . . . . . . . . . . . . . . . . .          5

     Consolidated Statement of Cash Flows (Unaudited) -
     Three Months Ended March 31, 2000 and 1999 . . . . . .        6-7

     Notes to Consolidated Financial Statements (Unaudited)       8-10

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations. . . . . . . . . .      11-24

     Quantitative and Qualitative Disclosures About
     Market Risk. . . . . . . . . . . . . . . . . . . . . .         25

Part II - Other Information . . . . . . . . . . . . . . . .         26


                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                March  31,     December  31,
                                                      2000             1999
                                           ---------------  ---------------
ASSETS

Investments:
  Cash and short-term investments . . . .  $   617,187,000  $   462,915,000
  Bonds, notes and redeemable
    preferred stocks available for sale,
    at fair value (amortized cost:
    March 2000, $3,866,645,000;
    December 1999, $4,155,728,000). . . .    3,645,252,000    3,953,169,000
  Mortgage loans. . . . . . . . . . . . .      678,908,000      674,679,000
  Policy loans. . . . . . . . . . . . . .      253,706,000      260,066,000
  Separate account seed money . . . . . .      140,846,000      144,231,000
  Partnerships. . . . . . . . . . . . . .        4,010,000        4,009,000
  Real estate . . . . . . . . . . . . . .       24,000,000       24,000,000
  Other invested assets . . . . . . . . .       24,072,000       31,632,000
                                           ---------------  ---------------

  Total investments . . . . . . . . . . .    5,387,981,000    5,554,701,000

Variable annuity assets held in separate
  accounts. . . . . . . . . . . . . . . .   21,744,036,000   19,949,145,000
Accrued investment income . . . . . . . .       57,379,000       60,584,000
Deferred acquisition costs. . . . . . . .    1,132,683,000    1,089,979,000
Receivable from brokers for sales of
  securities                                           ---       54,760,000
Deferred income taxes . . . . . . . . . .       44,305,000       53,445,000
Other assets. . . . . . . . . . . . . . .      110,989,000      111,880,000
                                           ---------------  ---------------

TOTAL ASSETS. . . . . . . . . . . . . . .  $28,477,373,000  $26,874,494,000
                                           ===============  ===============


                             See accompanying notes


                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                     CONSOLIDATED BALANCE SHEET (Continued)
                                   (Unaudited)

                                                   March  31,     December  31,
                                                         2000              1999
                                             ----------------  ----------------
LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
  Reserves for fixed annuity contracts. . .  $ 2,909,529,000   $ 3,254,895,000
  Reserves for universal life insurance
    contracts . . . . . . . . . . . . . . .    1,940,158,000     1,978,332,000
  Reserves for guaranteed investment
    contracts . . . . . . . . . . . . . . .      455,667,000       305,570,000
  Payable to brokers for purchases of
    securities. . . . . . . . . . . . . . .        5,139,000           139,000
  Income taxes currently payable. . . . . .       26,316,000        23,490,000
  Modified coinsurance deposit liability. .      135,060,000       140,757,000
  Other liabilities . . . . . . . . . . . .      300,129,000       249,224,000
                                             ----------------  ----------------

  Total reserves, payables and accrued
    liabilities . . . . . . . . . . . . . .    5,771,998,000     5,952,407,000
                                             ----------------  ----------------

Variable annuity liabilities related to
  separate accounts . . . . . . . . . . . .   21,744,036,000    19,949,145,000
                                             ----------------  ----------------

Subordinated notes payable to affiliates. .       53,361,000        37,816,000
                                             ----------------  ----------------

Shareholder's equity:
  Common Stock. . . . . . . . . . . . . . .        3,511,000         3,511,000
  Additional paid-in capital. . . . . . . .      493,010,000       493,010,000
  Retained earnings . . . . . . . . . . . .      535,602,000       551,158,000
  Accumulated other comprehensive loss. . .     (124,145,000)     (112,553,000)
                                             ----------------  ----------------

  Total shareholder's equity. . . . . . . .      907,978,000       935,126,000
                                             ----------------  ----------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY.  $28,477,373,000   $26,874,494,000
                                             ================  ================


                             See accompanying notes


                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
               For the three months ended March 31, 2000 and 1999
                                   (Unaudited)


                                                        2000            1999
                                               -------------  --------------
Investment income . . . . . . . . . . . . . .  $107,287,000   $ 130,357,000
                                               -------------  --------------
Interest expense on:
  Fixed annuity contracts . . . . . . . . . .   (37,720,000)    (64,565,000)
  Universal life insurance contracts. . . . .   (23,756,000)    (30,171,000)
  Guaranteed investment contracts . . . . . .    (5,268,000)     (5,158,000)
  Senior indebtedness                                   ---      (1,273,000)
  Subordinated notes payable to affiliates. .      (801,000)     (3,453,000)
                                               -------------  --------------

  Total interest expense. . . . . . . . . . .   (67,545,000)   (104,620,000)
                                               -------------  --------------

NET INVESTMENT INCOME . . . . . . . . . . . .    39,742,000      25,737,000
                                               -------------  --------------

NET REALIZED INVESTMENT GAINS (LOSSES). . . .    (1,769,000)        884,000
                                               -------------  --------------

Fee income:
  Variable annuity fees . . . . . . . . . . .    96,619,000      66,945,000
  Net retained commissions. . . . . . . . . .    13,158,000      12,957,000
  Asset management fees . . . . . . . . . . .    17,068,000       9,279,000
  Universal life insurance fees . . . . . . .     4,503,000       6,377,000
  Surrender charges . . . . . . . . . . . . .     5,025,000       4,379,000
  Other fees. . . . . . . . . . . . . . . . .     3,030,000       3,746,000
                                               -------------  --------------

TOTAL FEE INCOME. . . . . . . . . . . . . . .   139,403,000     103,683,000
                                               -------------  --------------

GENERAL AND ADMINISTRATIVE EXPENSES . . . . .   (41,262,000)    (35,415,000)
                                               -------------  --------------

AMORTIZATION OF DEFERRED ACQUISITION COSTS. .   (37,932,000)    (27,604,000)
                                               -------------  --------------

ANNUAL COMMISSIONS. . . . . . . . . . . . . .   (15,444,000)     (9,088,000)
                                               -------------  --------------

PRETAX INCOME . . . . . . . . . . . . . . . .    82,738,000      58,197,000

Income tax expense. . . . . . . . . . . . . .   (29,294,000)    (21,009,000)
                                               -------------  --------------

NET INCOME. . . . . . . . . . . . . . . . . .    53,444,000      37,188,000
                                               -------------  --------------

OTHER COMPREHENSIVE LOSS, NET OF TAX
  Net unrealized losses on debt and equity
    securities available for sale identified
    in the current period (net of income tax
    benefit of $6,767,000 for 2000 and
    $10,583,000 for 1999) . . . . . . . . . .   (12,568,000)    (19,652,000)
  Less reclassification adjustment for net
    realized losses (gains) included in net
    income (net of income tax expense of
    $525,000 for 2000 and income tax benefit
    of $80,000 for 1999). . . . . . . . . . .       976,000        (148,000)
                                               -------------  --------------

  OTHER COMPREHENSIVE LOSS. . . . . . . . . .   (11,592,000)    (19,800,000)
                                               -------------  --------------

COMPREHENSIVE INCOME. . . . . . . . . . . . .  $ 41,852,000   $  17,388,000
                                               =============  ==============


                             See accompanying notes


                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the three months ended March 31, 2000 and 1999
                                   (Unaudited)


                                                     2000              1999
                                            -------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . .  $ 53,444,000   $    37,188,000
Adjustment to reconcile net income to net
  cash provided by operating activities:
    Interest credited to:
      Fixed annuity contracts. . . . . . .    37,720,000        64,565,000
      Universal life insurance contracts .    23,756,000        30,171,000
      Guaranteed investment contracts. . .     5,268,000         5,158,000
    Net realized investment losses (gains)     1,769,000          (884,000)
    Accretion (amortization) of net
      discounts (premiums) on investments.    (7,925,000)        3,847,000
    Universal life insurance fees. . . . .    (4,503,000)       (6,377,000)
    Amortization of goodwill . . . . . . .       363,000           358,000
    Provision for deferred income taxes. .    15,382,000       (54,403,000)
Change in:
  Accrued investment income. . . . . . . .     3,205,000       (20,074,000)
  Deferred acquisition costs . . . . . . .   (41,704,000)      (54,741,000)
  Other assets . . . . . . . . . . . . . .       528,000        12,511,000
  Income taxes currently payable . . . . .     2,826,000        12,169,000
  Other liabilities. . . . . . . . . . . .    59,243,000        46,622,000
Other, net . . . . . . . . . . . . . . . .    (5,729,000)       (4,869,000)
                                            -------------  ----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES.   143,643,000        71,241,000
                                            -------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
  Bonds, notes and redeemable preferred
    stocks . . . . . . . . . . . . . . . .   (81,207,000)   (2,862,010,000)
  Mortgage loans . . . . . . . . . . . . .   (10,055,000)     (121,189,000)
  Other investments, excluding short-term
    investments. . . . . . . . . . . . . .   (20,301,000)     (155,761,000)
Sales of:
  Bonds, notes and redeemable preferred
    stocks . . . . . . . . . . . . . . . .   308,909,000     1,080,439,000
  Other investments, excluding short-term
    investments                                      ---         1,519,000
Redemptions and maturities of:
  Bonds, notes and redeemable preferred
    stocks . . . . . . . . . . . . . . . .   119,052,000       125,032,000
  Mortgage loans . . . . . . . . . . . . .     6,241,000         9,767,000
  Other investments, excluding short-term
    investments. . . . . . . . . . . . . .    45,435,000         5,683,000
                                            -------------  ----------------

NET CASH PROVIDED (USED) BY INVESTING
  ACTIVITIES . . . . . . . . . . . . . . .   368,074,000    (1,916,520,000)
                                            -------------  ----------------


                             See accompanying notes


                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
               For the three months ended March 31, 2000 and 1999
                                   (Unaudited)


                                                        2000               1999
                                              --------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Premium receipts on:
  Fixed annuity contracts . . . . . . . . . .  $ 379,940,000   $   397,623,000
  Universal life insurance contracts. . . . .     15,013,000        18,003,000
  Guaranteed investment contracts                150,000,000               ---
Net exchanges from the fixed accounts
  of variable annuity contracts . . . . . . .   (599,675,000)     (414,402,000)
Withdrawal payments on:
  Fixed annuity contracts . . . . . . . . . .   (141,545,000)     (103,126,000)
  Universal life insurance contracts. . . . .    (26,258,000)      (16,351,000)
  Guaranteed investment contracts . . . . . .     (4,009,000)       (5,143,000)
Claims and annuity payments on:
  Fixed annuity contracts . . . . . . . . . .    (18,240,000)      (16,221,000)
  Universal life insurance contracts. . . . .    (45,181,000)      (18,019,000)
Net repayments of other short-term financings     (8,338,000)       (5,590,000)
Net payment related to a modified
  coinsurance transaction                         (5,697,000)              ---
Net receipt from issuances of subordinated
  notes payable to affiliates                     15,545,000               ---
Dividends paid                                   (69,000,000)              ---
                                               --------------  ----------------

NET CASH USED BY FINANCING ACTIVITIES . . . .   (357,445,000)     (163,226,000)
                                               --------------  ----------------

NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM INVESTMENTS. . . . . . . . . . .    154,272,000    (2,008,505,000)

CASH AND SHORT-TERM INVESTMENTS AT
  BEGINNING OF PERIOD . . . . . . . . . . . .    462,915,000     3,303,454,000
                                               --------------  ----------------

CASH AND SHORT-TERM INVESTMENTS AT
  END OF PERIOD . . . . . . . . . . . . . . .  $ 617,187,000   $ 1,294,949,000
                                               ==============  ================

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid on indebtedness . . . . . . . .  $     256,000   $     1,709,000
                                               ==============  ================

Net income taxes paid . . . . . . . . . . . .  $  11,093,000   $    67,099,000
                                               ==============  ================


                             See accompanying notes

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     BASIS  OF  PRESENTATION
       -----------------------

Anchor National Life Insurance Company, including its wholly owned subsidiaries (the "Company") is an indirect wholly owned subsidiary of American International Group, Inc. ("AIG"), an international insurance and financial services holding company. The Company is engaged in the business of writing fixed and variable annuities directed to the market for tax-deferred, long-term savings products and guaranteed interest contracts ("GICs") directed to the institutional marketplace. Its subsidiaries are engaged in the broker-dealer and asset management businesses.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of March 31, 2000 and December 31, 1999, the results of its consolidated operations and its consolidated cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999, contained in the Company's 1999 Annual Report on Form 10-K. Certain items have been reclassified to conform to the current period's presentation.

2.     SEGMENT  INFORMATION
       --------------------

     Following is selected information pertaining to the Company's business segments.

                                            Asset         Broker-
                             Annuity      Management      Dealer
                            Operations    Operations    Operations         Total
                          -------------   -----------   -----------   ----------

THREE  MONTHS  ENDED  MARCH  31,
2000:
  Revenue from external
    customers . . . . .   190,755,000     21,263,000    10,066,000    222,084,000
  Intersegment revenue            ---     20,168,000     2,669,000     22,837,000
                         -------------  -------------  ------------  -------------

  Total revenue . . . .   190,755,000     41,431,000    12,735,000    244,921,000
                         =============  =============  ============  =============


  Pretax income . . . .    51,833,000     25,773,000     5,132,000     82,738,000

  Income tax expense. .   (15,958,000)   (10,872,000)   (2,464,000)   (29,294,000)
                         -------------  -------------  ------------  -------------

  Net income. . . . . .  $ 35,875,000   $ 14,901,000   $ 2,668,000   $ 53,444,000
                         =============  =============  ============  =============



THREE  MONTHS  ENDED  MARCH  31,
1999:
  Revenue from external
    customers . . . . .   197,195,000    11,480,000    10,814,000    219,489,000
  Intersegment revenue            ---    13,646,000     1,789,000     15,435,000
                         -------------  ------------  ------------  -------------

  Total revenue . . . .   197,195,000    25,126,000    12,603,000    234,924,000
                         =============  ============  ============  =============


  Pretax income . . . .    38,240,000    14,428,000     5,529,000     58,197,000

  Income tax expense. .   (12,017,000)   (6,342,000)   (2,650,000)   (21,009,000)
                         -------------  ------------  ------------  -------------

  Net income. . . . . .  $ 26,223,000   $ 8,086,000   $ 2,879,000   $ 37,188,000
                         =============  ============  ============  =============

3.     CONTINGENT  LIABILITIES
       -----------------------

     The Company has entered into four agreements in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. The maximum liability under these guarantees at March 31, 2000 is approximately $210,100,000. Management does not anticipate any material future losses with respect to these liquidity support facilities.

4.     RECENTLY  ISSUED  ACCOUNTING  STANDARD
       --------------------------------------

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

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations of Anchor National Life Insurance Company and its wholly owned subsidiaries (the "Company") for the three months ended March 31, 2000 ("2000") and 1999 ("1999") follows.

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as "expect," "anticipate," "believe" or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company's beliefs concerning future levels of sales and redemptions of the Company's products, investment spreads and yields, or the earnings or profitability of the Company's activities.

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

RESULTS  OF  OPERATIONS

     NET INCOME totaled $53.4 million in 2000, compared with $37.2 million in 1999. On December 31, 1998, the Company acquired the individual life business and the individual and group annuity business of MBL Life Assurance Corporation ("the Acquisition"). The results of operations for 2000 and 1999 include the impact of the Acquisition.

     PRETAX INCOME totaled $82.7 million in 2000, compared with $58.2 million in 1999. The 42.2% improvement in 2000 over 1999 primarily resulted from increased fee income and net investment income, partially offset by increased amortization of deferred acquisition costs ("DAC") and increased annual commissions.

     NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, totaled $39.7 million in 2000 and $25.7 million in 1999. These amounts equal 2.84% on average invested assets (computed on a daily basis) of $5.60 billion in 2000 and 1.24% on average invested assets of $8.31 billion in 1999. Net investment income has increased primarily because of the redeployment of the assets received in the Acquisition into higher yielding investment categories.

     Net investment spreads include the effect of interest paid or income earned on the difference between average invested assets and average interest-bearing liabilities. Average invested assets exceeded average interest-bearing liabilities by $254.3 million in 2000, compared with a $79.4 million deficit of average interest-bearing liabilities over average invested assets in 1999. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 2.61% in 2000 and 1.28% in 1999.

     Investment income (and the related yields on average invested assets) totaled $107.3 million (7.67%) in 2000 and $130.4 million (6.27%) in 1999. The decrease in investment income in 2000 compared to 1999 resulted primarily from the surrender or rollover into a variable product of most of the fixed annuities received in the Acquisition. The increase in the yield in 2000 compared to 1999 is due to primarily to the redeployment of the assets received in the Acquisition into higher yielding investment categories.

     Partnership income decreased to $1.9 million (a yield of 142.83% on related average assets of $5.4 million) in 2000, from $3.2 million (a yield of 50.62% on related average assets of $25.4 million) in 1999. Partnership income is based upon cash distributions received from limited partnerships, the operations of which the Company does not influence. Consequently, such income is not predictable and there can be no assurance that the Company will realize comparable levels of such income in the future.

     Total interest expense equaled $67.5 million in 2000, compared with $104.6 million in 1999. The average rate paid on all interest-bearing liabilities was 5.06% in 2000, compared with 4.99% in 1999. Interest-bearing liabilities averaged $5.34 billion during 2000 and $8.39 billion during 1999. The decrease in interest expense and interest-bearing liabilities in 2000 reflect the decrease in fixed annuity liabilities related to the Acquisition.

     DECLINE IN AVERAGE INVESTED ASSETS reflects primarily the surrenders and rollovers to variable products of the fixed annuity liabilities related to the Acquisition. Changes in average invested assets also reflect sales of fixed annuities and the fixed account options of the Company's variable annuity products ("Fixed Annuity Premiums"), and renewal premiums on its universal life product ("UL Premiums") acquired in the Acquisition, partially offset by net exchanges from fixed accounts into the separate accounts of variable annuity contracts. Since March 31, 1999, Fixed Annuity Premiums and UL Premiums have aggregated $2.08 billion. Fixed Annuity Premiums and UL Premiums totaled $395.0 million in 2000 and $415.6 million in 1999 and are largely premiums for the fixed accounts of variable annuities. On an annualized basis, these premiums represent 30% and 21%, respectively, of the related reserve balances at the beginning of 2000 and 1999.

     Guaranteed investment contract ("GIC") premiums totaled $150.0 million in 2000. There were no GIC premiums in 1999. GIC surrenders and maturities totaled $4.0 million in 2000 and $5.1 million in 1999. The Company does not actively market GICs; consequently, premiums and surrenders may vary substantially from period to period. The GICs issued by the Company generally guarantee the payment of principal and interest at fixed or variable rates for a term of three to five years. GICs that are purchased by banks for their long-term portfolios or state and local governmental entities either prohibit withdrawals or permit scheduled book value withdrawals subject to the terms of the underlying indenture or agreement. GICs purchased by asset management firms for their short-term portfolios either prohibit withdrawals or permit withdrawals with notice ranging from 90 to 270 days. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity.

     NET REALIZED INVESTMENT LOSSES totaled $1.8 million in 2000, compared to net realized investment gains of $0.9 million in 1999. Net realized investment losses in 2000 include impairment writedowns of $2.6 million in 2000, compared with $0.6 million in 1999. Thus, net gains from sales and redemptions of investments totaled $0.8 million in 2000, compared with $1.5 million in 1999.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $409.0 million in 2000 and $1.21 billion in 1999. Sales of investments result from the active management of the Company's investment portfolio, including assets received as part of the Acquisition. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.06% and 0.07% of average invested assets in 2000 and 1999, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns include provisions applied to bonds in 2000 and 1999. On an annualized basis, impairment writedowns represent 0.05%, and 0.03% of average invested assets in 2000 and 1999, respectively. For the twenty quarters beginning April 1, 1995, impairment writedowns as a percentage of average invested assets have ranged up to 3.06% and have averaged 0.47%. Such writedowns are based upon estimates of the net realizable value of the applicable assets. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $96.6 million in 2000 and $66.9 million in 1999. The increased fees in 2000 reflect growth in average variable annuity assets, principally due to increased market values, the receipt of variable annuity premiums and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by surrenders. On an annualized basis, variable annuity fees represent 1.9% of average variable annuity assets in 2000 and 1999. Variable annuity assets averaged $20.43 billion during 2000 and $14.32 billion during 1999. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, have aggregated $1.69 billion since March 31, 1999. Variable annuity premiums totaled $474.4 million and $484.5 million in 2000 and 1999, respectively. On an annualized basis, these amounts represent 10%, and 14%, respectively, of variable annuity reserves at the beginning of the respective periods.

     Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $857.8 million and $881.3 million in 2000 and 1999, respectively. Variable Annuity Product Sales primarily reflect sales of the Company's flagship variable annuity line, Polaris. Polaris is a multimanager variable annuity that offers investors a choice of more than 25 variable funds and a number of guaranteed fixed-rate funds.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of variable annuities and annuities generally (See "Regulation").

     NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiary, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $13.2 million in 2000 and $13.0 million in 1999. Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $2.88 billion in 2000 and $3.48 billion in 1999. The increase in net retained commissions concurrent with the decrease in sales principally reflect changes in sales mix.

     ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds by SunAmerica Asset Management Corp. Such fees totaled $17.1 million on average assets managed of $6.03 billion in 2000 and $9.3 million on average assets managed of $3.67 billion in 1999. Asset management fees are not necessarily proportionate to average assets managed, principally due to changes in product mix. Sales of mutual funds, excluding sales of money market accounts, have aggregated $2.02 billion since March 31, 1999. Mutual fund sales totaled $836.9 million in 2000 and $295.7 million in 1999. The increase in sales principally resulted from increased sales of the Company's "Style Select Series" product. The "Style Select Series" is a group of mutual funds that are each managed by three industry-recognized fund managers. In 1999, the number of portfolios in the "Style Select Series" increased by one "Focus Portfolio" to ten. The Focus Portfolios utilize three leading independent money managers, each of whom manages one-third of the portfolio by choosing ten favorite stocks. Sales of the "Style Select Series" products totaled $629.8 million in 2000, compared with $166.6 million in 1999. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $220.1 million in 2000 and $140.7 million in 1999, which, annualized, represent 17.1% and 19.2%, respectively, of average related mutual fund assets.

     UNIVERSAL LIFE INSURANCE FEES result from the universal life insurance contract reserves acquired in the Acquisition and the ongoing receipt of renewal premiums on such contracts, and comprise mortality charges, up-front fees earned on premiums received and administrative fees, net of the excess mortality expense on these contracts. Universal life insurance fees amounted to $4.5 million in 2000 and $6.4 million in 1999. Such fees annualized represent 0.94% and 1.09% of average reserves for universal life insurance contracts for 2000 and 1999, respectively. The decrease in fees in 2000 results from surrenders of universal life insurance contracts received in the Acquisition and from a decrease in the cost of insurance charges as of June 30, 1999.

     SURRENDER CHARGES on fixed and variable annuity contracts and universal life contracts totaled $5.0 million in 2000 and $4.4 million in 1999. Surrender charges generally are assessed on withdrawals at declining rates during the first seven years of a contract. Withdrawal payments, which include surrenders and lump-sum annuity benefits, totaled $657.5 million in 2000, compared with $417.4 million in 1999. Annualized, these payments represent 10.5% and 7.7%, respectively, of average fixed and variable annuity and universal life reserves. Withdrawals include variable annuity withdrawals from the separate accounts totaling $495.0 million in 2000 (9.7% of average variable annuity reserves) and $298.2 million (8.4% of average variable annuity reserves) in 1999. Management anticipates that withdrawal rates will gradually increase for the foreseeable future.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $41.3 million in 2000, compared with $35.4 million in 1999. The increases in 2000 over 1999 principally reflect the increased costs related to the business acquired in the Acquisition and expenses related to servicing the Company's growing blocks of variable annuity policies and mutual funds. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $37.9 million in 2000, compared with $27.6 million in 1999. The increase in amortization was primarily due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other direct selling costs.

     ANNUAL COMMISSIONS represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's variable annuity contracts. Substantially all of the Company's currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. Annual commissions totaled $15.4 million in 2000, compared with $9.1 million in 1999. The increase in annual commissions reflects increased sales of annuities that offer this commission option and gradual expiration of the initial fifteen-month periods before such payments begin. The Company estimates that approximately 58% of the average balances of its variable annuity products is currently subject to such annual commissions. Based on current sales, this percentage is expected to increase in future periods.

     INCOME TAX EXPENSE totaled $29.3 million in 2000, compared with $21.0 million in 1999, representing effective annualized tax rates of 35% and 36%, respectively.

FINANCIAL  CONDITION  AND  LIQUIDITY

     SHAREHOLDER'S EQUITY decreased to $908.0 million at March 31, 2000 from $935.1 million at December 31, 1999, due to dividends of $69 million paid to the Parent and an $11.6 million increase in accumulated other comprehensive loss, partially offset by $53.4 million of net income recorded in 2000.

     INVESTED ASSETS at March 31, 2000 totaled $5.39 billion, compared with $5.55 billion at December 31, 1999. The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

     THE BOND PORTFOLIO, which constituted 68% of the Company's total investment portfolio, had an amortized cost that was $221.4 million greater than its aggregate fair value at March 31, 2000 and $202.6 million greater than its aggregate fair value at December 31, 1999. The net unrealized losses on the Bond Portfolio in 2000 principally reflect the recent increases in prevailing interest rates and the corresponding effect on the fair value of the Bond
Portfolio  at  March  31,  2000.

     At March 31, 2000, the Bond Portfolio (excluding $4.4 million of redeemable preferred stocks) included $3.55 billion of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC"), and $88.3 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At March 31, 2000, approximately $3.29 billion of the Bond Portfolio was investment grade, including $1.42 billion of U.S. government/agency securities and mortgage-backed securities ("MBSs").

     At March 31, 2000, the Bond Portfolio included $353.7 million of bonds that were not investment grade. These non-investment-grade bonds accounted for 1.2% of the Company's total assets and 6.6% of its invested assets.

     Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material issuer concentrations of non-investment-grade securities at March 31, 2000.

     The table on the following page summarizes the Company's rated bonds by rating classifications as of March 31, 2000.


                                        RATED BONDS BY RATING CLASSIFICATION
                                               (Dollars in thousands)

                                          Issues  not  rated  by  S&P/Moody's
   Issues  Rated  by  S&P/Moody's/DCR/Fitch    DCR/Fitch,  by  NAIC  Category                                 Total
-------------------------------------------    -------------------------------   ----------------------------------
S&P/(Moody's)                     Estimated        NAIC              Estimated               Estimated   Percent of
[DCR] {Fitch}         Amortized        fair    category  Amortized        fair   Amortized        fair     invested
 category (1)              cost       value         (2)       cost       value        cost       value       assets
-------------------  ----------  ----------  ---------  ----------  ----------  ----------  ----------  -----------
AAA+ to A-
  (A11 to A3)
  [AAA to A-]
  {AAA to A-} . . .  $2,590,790  $2,453,342         1   $  224,531  $  219,679  $2,815,321  $2,673,021       49.70%

BBB+ to BBB-
  (Baa1 to Baa3)
  [BBB+ to BBB-]
  {BBB+ to BBB-}. .     453,852     429,180         2      190,893     184,945     644,745     614,125       11.42

BB+ to BB-
  (Ba1 to Ba3)
  [BB+ to BB-]
  {BB+ to BB-}. . .      74,741      66,869         3            0           0      74,741      66,869        1.24

B+ to B-
  (B1 to B3)
  [B+ to B-]
  {B+ to B-}. . . .     281,309     252,614         4       16,964      15,770     298,273     268,384        4.99

CCC+ to C
  (Caa to C)
  [CCC]
  {CCC+ to C-}. . .      18,314       8,538         5       10,731       8,830      29,045      17,368        0.32

CI to D
  [DD]
  {D} . . . . . . .           0           0         6          144       1,110         144       1,110        0.02
                     ----------  ----------             ----------  ----------  ----------  ----------

TOTAL RATED ISSUES.  $3,419,006  $3,210,543             $  443,263  $  430,334  $3,862,269  $3,640,877
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

(2) Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, rating from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $88.3 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

     Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $340.7 million at March 31, 2000. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At March 31, 2000, Secured Loans consisted of $57.0 million of publicly traded securities and $283.7 million of privately traded securities. These Secured Loans are composed of loans to 61 borrowers spanning 15 industries, with 10% of these assets concentrated in utilities and 9% concentrated in financial institutions. No other industry concentration constituted more than 8% of these assets.

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

     MORTGAGE LOANS aggregated $678.9 million at March 31, 2000 and consisted of 132 commercial first mortgage loans with an average loan balance of approximately $5.1 million, collateralized by properties located in 29 states. Approximately 36% of this portfolio was office, 17% was multifamily residential, 11% was hotels, 10% was manufactured housing, 9% was industrial, 5% was retail and 12% was other types. At March 31, 2000, 36% and 11% of this portfolio were secured by properties located in California and New York, respectively, and no more than 8% of this portfolio was secured by properties located in any other single state. At March 31, 2000, there were 16 mortgage loans with outstanding balances of $10 million or more, which collectively aggregated approximately 43% of this portfolio. At March 31, 2000, approximately 30% of the mortgage loan portfolio consisted of loans with balloon payments due before April 1, 2003. During 2000 and 1999, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

     At March 31, 2000, approximately 12% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the strict underwriting standards utilized, the Company believes that it has prudently managed by risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     PARTNERSHIP INVESTMENTS totaled $4.0 million at March 31, 2000, constituting investments in 6 separate partnerships with an average size of approximately $0.7 million. These partnerships are accounted for by cost method of accounting and are managed by independent money managers that invest in a broad selection of equity and fixed-income securities, currently including 8 separate issuers. The risks generally associated with partnerships include those related to their underlying investments (i.e., equity securities and debt securities), plus a level of illiquidity, which is mitigated to some extent by the existence of contractual termination provisions.

     SEPARATE ACCOUNT SEED MONEY totaled $140.8 million at March 31, 2000, compared to $144.2 million at December 31, 1999, which consists of seed money for mutual funds used as investment vehicles for the Company's variable annuity separate accounts and for SunAmerica Asset Management's mutual funds.

     OTHER INVESTED ASSETS aggregated $24.1 million at March 31, 2000, compared with $31.6 million at December 31, 1999, and consist of collateralized bond obligations and mutual fund investments.

     ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency.
Approximately 47% of the Company's fixed annuity, universal life and GIC reserves had surrender penalties or other restrictions at March 31, 2000.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and investments in limited partnerships that invest primarily in fixed-rate securities and are accounted for by using the cost method. At March 31, 2000, these assets had an aggregate fair value of $4.88 billion with a duration of 3.2. The Company's fixed-rate liabilities include fixed annuity, GIC and universal life reserves and subordinated notes. At March 31, 2000, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $4.54 billion with a duration of 4.2. The Company's potential exposure due to a relative 10% decrease in prevailing interest rates from their March 31, 2000 levels is a loss of approximately $21.6 million, representing an increase in the fair value of its fixed-rate liabilities that is not offset by an increase in the fair value of its fixed-rate assets. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At March 31, 2000, the Company had one outstanding Swap Agreement with a notional principal amount of $21.5 million. This agreement matures in December 2024.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $1.1 million ($0.7 million of mortgage loans and $0.4 million of bonds) at March 31, 2000, and constituted less than 0.1% of total invested assets. At December 31, 1999, defaulted investments totaled $0.9 million ($0.7 million of mortgage loans and $0.2 million of bonds), and constituted less than 0.1% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments,

Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At March 31, 2000, approximately $3.18 billion of the Bond Portfolio had an aggregate unrealized loss of $236.3 million, while approximately $464.4 million of the Company's Bond Portfolio had an aggregate unrealized gain of $14.9 million. In addition, the Company's investment portfolio currently provides approximately $47.6 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company's annuity and GIC products have been more than sufficient in amount to satisfy the Company's liquidity needs.

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

     Risk-based capital ("RBC") standards are designed to measure the adequacy of an insurer's statutory capital and surplus in relation to the risks inherent in its business. The RBC standards consist of formulas that establish capital requirements relating to insurance, business, asset and interest rate risks. The standards are intended to help identify companies which are under-capitalized and require specific regulatory actions in the event an insurer's RBC is deficient. The RBC formula develops a risk- adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer's size, but also on the risk profile of the insurer's operations. The statutory capital and surplus of the Company exceeded its RBC requirements by a considerable margin as of March 31, 2000.

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

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                                OTHER INFORMATION

Item  1.  Legal  Proceedings
          ------------------

  Not  applicable.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds
          -----------------------------------------------

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

Item  6.  Exhibits  and  Reports  on  Form  8-K
          -------------------------------------


EXHIBITS

Exhibit
  No.                         Description
-----                         -----------

10(a) Subordinated Loan Agreement for Equity Capital, dated March 17, 2000, between the Company's subsidiary, SunAmerica Capital Services, Inc., and SunAmerica Inc. ("SAI"), defining SAI's rights with respect to the 8.75% notes due April 30, 2003.

10(b) Subordinated Loan Agreement for Equity Capital, dated February 21, 2000, between the Company's subsidiary, SunAmerica Capital Services, Inc., and SunAmerica Inc. ("SAI"), defining SAI's rights with respect to the 8.5% notes due March 31, 2003.

27        Financial  Data  Schedule


REPORTS  FOR  FORM  8-K

There were no current reports on Form 8-K filed during the three months ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     ANCHOR  NATIONAL  LIFE  INSURANCE  COMPANY
     ------------------------------------------
     Registrant



Date:  May  12,  2000     /s/  N.  SCOTT  GILLIS
---------------------     ----------------------
                          N.  Scott  Gillis
                          Senior  Vice  President
                            (Principal  Financial
                            Officer)



Date:  May  12,  2000     /s/  MAURICE  S.  HEBERT
---------------------     ------------------------
                          Maurice  S.  Hebert
                          Vice  President  and
                            Controller  (Principal
                            Accounting  Officer)

                     ANCHOR NATIONAL LIFE INSURANCE COMPANY
                             LIST OF EXHIBITS FILED

Exhibit
  No.                         Description
-----                         -----------

10(a) Subordinated Loan Agreement for Equity Capital, dated March 17, 2000, between the Company's subsidiary, SunAmerica Capital Services, Inc., and SunAmerica Inc. ("SAI"), defining SAI's rights with respect to the 8.75% notes due April 30, 2003.

10(b) Subordinated Loan Agreement for Equity Capital, dated February 21, 2000, between the Company's subsidiary, SunAmerica Capital Services, Inc., and SunAmerica Inc. ("SAI"), defining SAI's rights with respect to the 8.5% notes due March 31, 2003.

27          Financial  Data  Schedule