Form 10-Q
period 2000-09-30
ANCHOR NATIONAL LIFE INSURANCE CO
filed 2000-11-14
CIK 6342

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000 Commission File No. 33-47472 ANCHOR NATIONAL LIFE INSURANCE COMPANY
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

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON NOVEMBER 13, 2000 WAS AS FOLLOWS:

Common Stock (par value $1,000 per share)	3,511 shares outstanding

ANCHOR NATIONAL LIFE INSURANCE COMPANY INDEX
Page Number(s)
Part I - Financial Information

Consolidated Balance Sheet (Unaudited) - September 30, 2000 and December 31, 1999	3-4

Consolidated Statement of Income and Comprehensive Income (Unaudited) - Three Months and Nine Months Ended September 30, 2000 and 1999	5-6

Consolidated Statement of Cash Flows (Unaudited) - Nine Months Ended September 30, 2000 and 1999	7-8

Notes to Consolidated Financial Statements (Unaudited)	9-12

Management's Discussion and Analysis of Financial Condition and Results of Operations	13-28

Quantitative and Qualitative Disclosures About Market Risk	29

Part II - Other Information	30

ANCHOR NATIONAL LIFE INSURANCE COMPANY CONSOLIDATED BALANCE SHEET (Unaudited)
	September 30, 2000	December 31, 1999
ASSETS

Investments:
Cash and short-term investments	$203,982,000	$462,915,000
Bonds, notes and redeemable
preferred stocks available for sale,
at fair value (amortized cost:
September 2000, $4,303,142,000;
December 1999, $4,155,728,000)	4,110,893,000	3,953,169,000
Mortgage loans	684,064,000	674,679,000
Policy loans	244,923,000	260,066,000
Separate account seed money	107,476,000	144,231,000
Common stocks available for sale, at
fair value (cost: September 2000,
$250,000; December 1999, $0)	226,000	---
Partnerships	8,216,000	4,009,000
Real estate	20,091,000	24,000,000
Other invested assets	20,101,000	31,632,000

Total investments	5,399,972,000	5,554,701,000

Variable annuity assets held in separate
accounts	21,777,246,000	19,949,145,000
Accrued investment income	60,491,000	60,584,000
Deferred acquisition costs	1,244,794,000	1,089,979,000
Receivable from brokers for sales of
securities	---	54,760,000
Deferred income taxes	3,537,000	53,445,000
Other assets	121,554,000	111,880,000

TOTAL ASSETS	$28,607,594,000	$26,874,494,000

See accompanying notes to consolidated financial statements

ANCHOR NATIONAL LIFE INSURANCE COMPANY CONSOLIDATED BALANCE SHEET (Continued) (Unaudited)
	September 30, 2000	December 31, 1999
LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
Reserves for fixed annuity contracts	$2,883,974,000	$3,254,895,000
Reserves for universal life insurance
contracts	$1,856,993,000	$1,978,332,000
Reserves for guaranteed investment
contracts	510,344,000	305,570,000
Payable to brokers for purchases of
securities	117,666,000	139,000
Income taxes currently payable	4,982,000	23,490,000
Modified coinsurance deposit liability	114,329,000	140,757,000
Other liabilities	246,931,000	249,224,000

Total reserves, payables and accrued
liabilities	5,735,219,000	5,952,407,000

Variable annuity liabilities related to
separate accounts	21,777,246,000	19,949,145,000

Subordinated notes payable to affiliates	54,372,000	37,816,000

Shareholder's equity:
Common Stock	3,511,000	3,511,000
Additional paid-in capital	493,010,000	493,010,000
Retained earnings	650,559,000	551,158,000
Accumulated other comprehensive loss	(106,323,000)	(112,553,000)

Total shareholder's equity	1,040,757,000	935,126,000

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$28,607,594,000	$26,874,494,000

See accompanying notes to consolidated financial statements

ANCHOR NATIONAL LIFE INSURANCE COMPANY CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the three months and nine months ended September 30, 2000 and 1999 (Unaudited)
	Three Months		Nine Months
	2000	1999	2000	1999
Investment income	$105,642,000	$110,831,000	$311,870,000	$384,723,000

Interest expense on:
Fixed annuity contracts	(35,080,000)	(47,275,000)	(106,098,000)	(180,893,000)
Universal life insurance
contracts	(21,477,000)	(24,929,000)	(65,075,000)	(85,118,000)
Guaranteed investment contracts	(9,462,000)	(4,748,000)	(23,846,000)	(14,514,000)
Senior indebtedness	---	(1,000)	---	(199,000)
Subordinated notes payable to
affiliates	(1,117,000)	(894,000)	(3,026,000)	(2,663,000)

Total interest expense	(67,136,000)	(77,847,000)	(198,045,000)	(283,387,000)

NET INVESTMENT INCOME	38,506,000	32,984,000	113,825,000	101,336,000

NET REALIZED INVESTMENT LOSSES	(1,555,000)	(10,628,000)	(6,963,000)	(17,432,000)

Fee income:
Variable annuity fees	105,728,000	79,366,000	301,744,000	220,630,000
Net retained commissions	16,019,000	12,501,000	44,091,000	38,693,000
Asset management fees	20,921,000	10,891,000	55,739,000	30,555,000
Universal life insurance fees	5,716,000	4,566,000	12,456,000	25,316,000
Surrender charges	5,423,000	4,201,000	16,192,000	12,904,000
Other fees	4,255,000	601,000	9,152,000	4,542,000

TOTAL FEE INCOME	158,062,000	112,126,000	439,374,000	332,640,000

GENERAL AND ADMINISTRATIVE EXPENSES	(42,974,000)	(27,584,000)	(127,207,000)	(105,560,000)

AMORTIZATION OF DEFERRED
ACQUISITION COSTS	(39,487,000)	(29,185,000)	(113,816,000)	(85,061,000)

ANNUAL COMMISSIONS	(15,375,000)	(11,608,000)	(42,171,000)	(29,766,000)

PRETAX INCOME	97,177,000	66,105,000	263,042,000	196,157,000

Income tax expense	(34,788,000)	(20,954,000)	(94,641,000)	(67,854,000)

NET INCOME	62,389,000	45,151,000	168,401,000	128,303,000

See accompanying notes to consolidated financial statements

ANCHOR NATIONAL LIFE INSURANCE COMPANY CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Continued) For the three months and nine months ended September 30, 2000 and 1999 (Unaudited)
	Three Months		Nine Months
	2000	1999	2000	1999
OTHER COMPREHENSIVE INCOME (LOSS),
NET OF TAX:
Net unrealized gains (losses) on
debt and equity securities
available for sale identified
in the current period (net of
income tax expense of $15,510,000
and income tax benefit of
$19,201,000 for the third quarters
of 2000 and 1999, respectively,
and income tax expense of
$1,266,000 and income tax benefit
of $54,700,000 for the nine
months of 2000 and 1999,
respectively)	$28,806,000	$(35,662,000)	$2,352,000	$(101,586,000)

Less reclassification adjustment
for net realized losses
included in net income (net
of income tax expense of
$480,000 and $2,588,000 for
the third quarters of 2000
and 1999, respectively, and
$2,088,000 and $3,573,000 for
the nine months of 2000 and
1999, respectively	891,000	4,806,000	3,878,000	6,635,000

OTHER COMPREHENSIVE INCOME (LOSS)	29,697,000	(30,856,000)	6,230,000	(94,951,000)

COMPREHENSIVE INCOME	$92,086,000	$14,295,000	$174,631,000	$33,352,000

See accompanying notes to consolidated financial statements

ANCHOR NATIONAL LIFE INSURANCE COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine months ended September 30, 2000 and 1999 (Unaudited)
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$168,401,000	$128,303,000
Adjustments to reconcile net income to net
cash provided by operating activities:
Interest credited to:
Fixed annuity contracts	106,098,000	180,893,000
Universal life insurance contracts	65,075,000	85,118,000
Guaranteed investment contracts	23,846,000	14,514,000
Net realized investment losses	6,963,000	17,432,000
Accretion of net discounts on
investments	(9,746,000)	497,000
Universal life insurance fees	(12,456,000)	(25,316,000)
Amortization of goodwill	1,090,000	1,071,000
Provision for deferred income taxes	46,552,000	(100,284,000)
Change in:
Accrued investment income	93,000	(5,851,000)
Deferred acquisition costs	(155,515,000)	(163,975,000)
Other assets	(9,911,000)	3,343,000
Income taxes currently payable	(18,508,000)	(1,306,000)
Other liabilities	27,642,000	83,926,000
Other, net	8,829,000	3,704,000

NET CASH PROVIDED BY OPERATING
ACTIVITIES	$248,453,000	$222,069,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds, notes and redeemable preferred
stocks	(661,203,000)	(4,044,397,000)
Mortgage loans	(72,594,000)	(330,893,000)
Other investments, excluding short-term
investments	(51,459,000)	(162,881,000)
Sales of:
Bonds, notes and redeemable preferred
stocks	312,419,000	2,103,990,000
Other investments, excluding short-term
investments	55,553,000	6,464,000
Redemptions and maturities of:
Bonds, notes and redeemable preferred
stocks	316,575,000	1,007,875,000
Mortgage loans	64,220,000	31,374,000
Other investments, excluding short-term
investments	117,640,000	27,286,000
Short-term investments transferred from (to)
First SunAmerica Life Insurance Company
in assumption reinsurance transaction
with MBL Life Assurance Corporation	16,741,000	(368,665,000)

NET CASH PROVIDED (USED) BY INVESTING
ACTIVITIES	97,892,000	(1,729,847,000)

See accompanying notes to consolidated financial statements

ANCHOR NATIONAL LIFE INSURANCE COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) For the nine months ended September 30, 2000 and 1999 (Unaudited)
	2000	1999
CASH FLOWS FROM FINANCING ACTIVITIES:
Premium receipts on:
Fixed annuity contracts	$1,364,846,000	$1,548,093,000
Universal life insurance contracts	43,846,000	62,553,000
Guaranteed investment contracts	250,000,000	---
Net exchanges from the fixed accounts
of variable annuity contracts	(1,536,533,000)	(1,252,654,000)
Withdrawal payments on:
Fixed annuity contracts	(298,350,000)	(1,706,409,000)
Universal life insurance contracts	(81,073,000)	(90,950,000)
Guaranteed investment contracts	(68,362,000)	(14,841,000)
Claims and annuity payments on:
Fixed annuity contracts	(46,125,000)	(74,307,000)
Universal life insurance contracts	(124,720,000)	(68,781,000)
Net repayments of other short-term
financings	(29,935,000)	(136,794,000)
Net receipt (payment) related to a modified
coinsurance transaction	(26,428,000)	145,277,000
Net receipt from issuances of subordinated
notes payable to affiliate	16,556,000	---
Change in capital	---	54,186,000
Dividend paid to Parent	(69,000,000)	---

NET CASH USED BY FINANCING ACTIVITIES	(605,278,000)	(1,534,627,000)

NET DECREASE IN CASH AND SHORT-TERM
INVESTMENTS	(258,933,000)	(3,042,405,000)

CASH AND SHORT-TERM INVESTMENTS AT
BEGINNING OF PERIOD	462,915,000	3,303,454,000

CASH AND SHORT-TERM INVESTMENTS AT
END OF PERIOD	$203,982,000	$261,049,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid on indebtedness	$1,470,000	$1,407,000

Net income taxes paid	$66,599,000	$169,238,000

See accompanying notes to consolidated financial statements

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	BASIS OF PRESENTATION

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary, consisting of normal recurring items, to present fairly the Company's consolidated financial position as of September 30, 2000 and December 31, 1999, the results of its consolidated operations for the three months and nine months ended September 30, 2000 and 1999 and its consolidated cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999, contained in the Company's 1999 Annual Report on Form 10-K. Certain items have been reclassified to conform to the current period's presentation.

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
2.	SEGMENT INFORMATION
	Following is selected information pertaining to the Company's business segments.
		Annuity Operations	Asset Management Operations	Broker- Dealer Operations	Total
	THREE MONTHS ENDED
	SEPTEMBER 30, 2000:

	Revenue from external
	customers:	$196,770,000	$26,297,000	$14,316,000	$237,383,000
	Intersegment revenue	---	22,192,000	2,574,000	24,766,000

	Total revenue	$196,770,000	$48,489,000	$16,890,000	$262,149,000

	Pretax income	$59,841,000	$28,763,000	$8,573,000	$97,177,000

	Income tax expense	(18,794,000)	(12,027,000)	(3,967,000)	(34,788,000)

	Net income	$41,047,000	$16,736,000	$4,606,000	$62,389,000

	THREE MONTHS ENDED
	SEPTEMBER 30, 1999:

	Revenue from external
	customers:	$170,141,000	$13,634,000	$10,264,000	$194,039,000
	Intersegment revenue	---	16,372,000	1,918,000	18,290,000

	Total revenue	$170,141,000	$30,006,000	$12,182,000	$212,329,000

	Pretax income	$44,442,000	$16,898,000	$4,765,000	$66,105,000

	Income tax expense	(11,594,000)	(7,086,000)	(2,274,000)	(20,954,000)

	Net income	$32,848,000	$9,812,000	$2,491,000	$45,151,000

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
2.	SEGMENT INFORMATION (Continued)
		Annuity Operations	Asset Management Operations	Broker- Dealer Operations	Total
	NINE MONTHS ENDED
	SEPTEMBER 30, 2000:

	Revenue from external
	customers:	$568,385,000	$68,910,000	$35,986,000	$673,281,000
	Intersegment revenue	---	63,065,000	7,935,000	71,000,000

	Total revenue	$568,385,000	$131,975,000	$43,921,000	$744,281,000

	Pretax income	$164,232,000	$78,618,000	$20,192,000	$263,042,000

	Income tax expense	(52,448,000)	(32,839,000)	(9,354,000)	(94,641,000)

	Net income	$111,784,000	$45,779,000	$10,838,000	$168,401,000

	NINE MONTHS ENDED
	SEPTEMBER 30, 1999:

	Revenue from external
	customers:	$578,236,000	$38,925,000	$31,578,000	$648,739,000
	Intersegment revenue	---	45,263,000	5,929,000	51,192,000

	Total revenue	$578,236,000	$84,188,000	$37,507,000	$699,931,000

	Pretax income	$132,085,000	$48,175,000	$15,897,000	$196,157,000

	Income tax expense	(40,035,000)	(20,202,000)	(7,617,000)	(67,854,000)

	Net income	$92,050,000	$27,973,000	$8,280,000	$128,303,000

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
3.	CONTINGENT LIABILITIES

The Company has entered into four agreements in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. The maximum liability under these guarantees at September 30, 2000 is approximately $360,000,000. Management does not anticipate any material future losses with respect to these liquidity support facilities.

4.	RECENTLY ISSUED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Company has reviewed and continues to review the effect of the implementation of SFAS 133, as amended by SFAS 138 and related implementation guidance. This statement requires the Company to recognize all derivatives in the consolidated balance sheet measuring these derivatives at fair value. The recognition of the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative and, to the extent it is effective as part of a hedge transaction. SFAS 133 was postponed by SFAS 137, and now will be effective for the Company as of January 1, 2001. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on either the earnings or the financial position of the Company.

ANCHOR NATIONAL LIFE INSURANCE COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations of Anchor National Life Insurance Company and its wholly owned subsidiaries (the "Company") for the three months and nine months ended September 30, 2000 and September 30, 1999 follows.

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

RESULTS OF OPERATIONS

     NET INCOME totaled $62.4 million in the third quarter of 2000, compared with $45.2 million in the third quarter of 1999. For the nine months, net income amounted to $168.4 million in 2000, compared with $128.3 million in 1999. On December 31, 1998, the Company acquired the individual life business and the individual and group annuity business of MBL Life Assurance Corporation (the "Acquisition"). On July 1, 1999, the Company ceded the portion of this business consisting of New York policies to its affiliate, First SunAmerica Life Insurance Company. The results of operations for the three months and nine months ended September 30, 2000 and September 30, 1999 include the impact of the Acquisition.

     PRETAX INCOME totaled $97.2 million in the third quarter of 2000 and $66.1 million in the third quarter of 1999. For the nine months, pretax income totaled $263.0 million in 2000, compared with $196.2 million in 1999. The 34.1% year-to-date improvement in 2000 over 1999 primarily resulted from increased fee income and increased net investment income, partially offset by increased amortization of deferred acquisition costs ("DAC") and increased general and administrative expenses.

     NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, totaled $38.5 million in the third quarter of 2000, up from $33.0 million in the third quarter of 1999. These amounts equal 2.81% on average invested assets (computed on a daily basis) of $5.48 billion in the third quarter of 2000 and 1.97% on average invested assets of $6.71 billion in the third quarter of 1999. For the nine months, net investment income increased to $113.8 million in 2000 from $101.3 million in 1999, representing 2.74% of average invested assets of $5.53 billion in 2000 and 1.75% of average invested assets of $7.73 billion in 1999. The improvement in 2000 net investment yields over the 1999 yields reflects redeployment of the assets received in the Acquisition into higher yielding investment categories.

     Net investment spreads include the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. In the third quarter, average invested assets exceeded average interest-bearing liabilities by $182.1 million in 2000, compared with $220.7 million in 1999. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 2.64% in the third quarter of 2000 and 1.81% in the third quarter of 1999. For the nine months, average invested assets exceeded average interest-bearing liabilities by $204.5 million in 2000, compared with $155.7 million in 1999. The Spread Difference was 2.56% in 2000 and 1.64% in 1999.

     Investment income (and the related yields on average invested assets) totaled $105.6 million (7.71%) in the third quarter of 2000, $110.8 million (6.61%) in the third quarter of 1999, $311.9 million (7.52%) in the nine months of 2000 and $384.7 million (6.63%) in the nine months of 1999. The decrease in investment income in 2000 compared to 1999 resulted primarily from the surrender or rollover into a variable product of most of the fixed annuities received in the Acquisition. The increase in the investment yield in 2000 compared to 1999 is due primarily to a generally increasing interest rate environment and the reinvestment of lower-yielding assets acquired in the Acquisition,

     Total interest expense equaled $67.1 million in the third quarter of 2000 and $77.8 million in the third quarter of 1999. For the nine months, interest expense aggregated $198.0 million in 2000, compared with $283.4 million in 1999. The average rate paid on all interest-bearing liabilities was 5.07% in the third quarter of 2000, compared with 4.80% in the third quarter of 1999. For the nine months, the average rate paid on all interest-bearing liabilities was 4.96% for 2000 and 4.99% for 1999. Interest-bearing liabilities averaged $5.30 billion during the third quarter of 2000, $6.49 billion during the third quarter of 1999, $5.32 billion during the nine months of 2000 and $7.58 billion during the nine months of

1999. The decrease in interest expense and interest-bearing liabilities in the third quarter and nine months ended September 30, 2000 reflect the decline in fixed annuity and universal life insurance liabilities related to the Acquisition.

     DECLINE IN AVERAGE INVESTED ASSETS reflects primarily the surrenders and rollovers to variable products of the fixed annuity liabilities related to the Acquisition. Changes in average invested assets also reflect sales of fixed annuities and the fixed account options of the Company's variable annuity products ("Fixed Annuity Premiums"), and renewal premiums on its universal life product ("UL Premiums") acquired in the Acquisition, partially offset by net exchanges from fixed accounts into the separate accounts of variable annuity contracts. Fixed Annuity Premiums and UL Premiums totaled $527.1 million in the third quarter of 2000, $568.5 million in the third quarter of 1999, $1.41 billion in the nine months of 2000 and $1.61 billion in the nine months of 1999 and are largely premiums for the fixed accounts of variable annuities. On an annualized basis, these premiums represent 44%, 29%, 36% and 28%, respectively, of the related reserve balances at the beginning of the respective periods.

     There were no guaranteed investment contract ("GIC") premiums in the third quarter of 2000. GIC premiums totaled $250.0 million in the nine months of 2000. There were no GIC premiums in 1999. GIC surrenders and maturities totaled $60.1 million in the third quarter of 2000, $5.5 million in the third quarter of 1999, $68.4 million in the nine months of 2000 and $14.8 million in the nine months of 1999. The Company does not actively market GICs; consequently, premiums and surrenders may vary substantially from period to period. The GICs issued by the Company generally guarantee the payment of principal and interest at fixed or variable rates for a term of three to five years. GICs that are purchased by banks for their long-term portfolios or state and local governmental entities either prohibit withdrawals or permit scheduled book value withdrawals subject to the terms of the underlying indenture or agreement. GICs purchased by asset management firms for their short-term portfolios either prohibit withdrawals or permit withdrawals with notice ranging from 90 to 270 days. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity.

     NET REALIZED INVESTMENT LOSSES totaled $1.6 million in the third quarter of 2000, compared with $10.6 million in the third quarter of 1999 and include impairment writedowns of $3.3 million and $3.0 million, respectively. For the nine months, net realized investment losses totaled $7.0 million in 2000, compared with $17.4 million in 1999 and include impairment writedowns of $11.7 million and $5.0 million, respectively. Thus, net gains from sales and redemptions of investments totaled $1.7 million and $4.7 million in the third quarter and nine months of 2000, respectively, compared to net losses from sales and redemptions of investments of $7.6 million and $12.4 million in the third quarter and nine months of 1999, respectively.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $175.4 million in the third quarter of 2000, $1.31 billion in the third quarter of 1999, $796.9 million in the nine months of 2000 and $3.49 billion in the nine months of 1999. Sales of investments result from the active management of the Company's investment portfolio, including assets received as part of the Acquisition. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent, on an annualized basis, 0.13%, 0.46%, 0.11% and 0.21% of average invested assets in the third quarter of 2000, the third quarter of 1999, the nine months of 2000 and the nine months of 1999, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns include provisions applied to bonds in 2000 and 1999. On an annualized basis, impairment writedowns represent 0.24%, 0.18%, 0.28% and 0.09% of related average invested assets in the third quarter of 2000, the third quarter of 1999, the nine months of 2000 and the nine months of 1999, respectively. For the twenty quarters beginning October 1, 1995, impairment writedowns as an annualized percentage of average invested assets have ranged up to 3.06% and have averaged 0.49%. Such writedowns are based upon estimates of the net realizable value of the applicable assets. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $105.7 million in the third quarter of 2000 and $79.4 million in the third quarter of 1999. For the nine months, variable annuity fees totaled $301.7 million in 2000, compared with $220.6 million in 1999. The increased fees in 2000 reflect growth in average variable annuity assets, principally due to increased market values, the receipt of variable annuity premiums and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by surrenders. On an annualized basis, variable annuity fees represent 1.9% of average variable annuity assets in all periods presented. Variable annuity assets averaged $22.11 billion, $16.61 billion, $21.18 billion and $15.55 billion during the third quarters of 2000 and 1999 and the nine months of 2000 and 1999, respectively. Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, totaled $473.2 million and $389.5 million in the third quarters of 2000 and 1999, respectively. For the nine months, variable annuity premiums totaled $1.45 billion in 2000, compared with $1.34 billion in 1999. On an annualized basis, these amounts represent 9%, 9%, 10% and 13% of variable annuity reserves at the beginning of the respective periods. Transfers from the fixed accounts of the Company's variable annuity products to the separate accounts (see "Decline in Average Invested Assets") are not classified in variable annuity premiums. Accordingly, changes in variable annuity premiums are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company's variable annuity products.

     Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $985.7 million, $913.1 million, $2.81 billion and $2.83 billion in the third quarters of 2000 and 1999 and nine months of 2000 and 1999, respectively.

Variable Annuity Product Sales primarily reflect sales of the Company's flagship variable annuity line, Polaris. Polaris is a multimanager variable annuity that offers investors a choice of 31 variable funds and a number of guaranteed fixed-rate funds.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of variable annuities and annuities generally (See "Regulation").

     NET RETAINED COMMISSIONS are primarily derived from commissions on the sales of nonproprietary investment products by the Company's broker-dealer subsidiary, after deducting the substantial portion of such commissions that is passed on to registered representatives. Net retained commissions totaled $16.0 million in the third quarter of 2000 and $12.5 million in the third quarter of 1999. For the nine months, net retained commissions amounted to $44.1 million and $38.7 million in 2000 and 1999, respectively. Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $3.60 billion in the third quarter of 2000, $2.90 billion in the third quarter of 1999, $10.21 billion in the nine months of 2000 and $10.05 billion in the nine months of 1999. Fluctuations in net retained commissions may not be proportionate to fluctuations in sales primarily due to changes in sales mix.

     ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds by SunAmerica Asset Management Corp., the Company's registered investment advisor. Such fees totaled $20.9 million on average assets managed of $7.17 billion in the third quarter of 2000 and $10.9 million on average assets managed of $4.27 billion in the third quarter of 1999. For the nine months, asset management fees totaled $55.7 million on average assets managed of $6.51 billion in 2000, compared with $30.6 million on average assets managed of $3.98 billion in 1999. Asset management fees are not necessarily proportionate to average assets managed, principally due to changes in product mix. Sales of mutual funds, excluding sales of money market accounts, have aggregated $2.77 billion since September 30, 1999. Mutual fund sales totaled $729.9 million in the third quarter of 2000, compared to $354.4 million in the third quarter of 1999. For the nine months, mutual fund sales amounted to $2.29 billion in 2000, compared with $1.00 billion in 1999. The increases in sales in 2000 principally resulted from increased sales of the Company's "Style Select Series" product. The "Style Select Series" is a group of mutual funds that are each managed by three industry-recognized fund managers. In 1999, the number of portfolios in the "Style Select Series" increased by one "Focus Portfolio" to ten. An additional portfolio was added in 2000 bringing the total to eleven. The Focus Portfolios utilize three leading independent money managers, each of whom manages one-third of the portfolio by choosing ten favorite stocks. Sales of the "Style Select Series" products totaled $479.9 million in the third quarter of 2000, $223.2 million in the third quarter of 1999, $1.67 billion in the nine months of 2000 and $585.4 million in the nine months of 1999. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $192.8 million in the third quarter of 2000, $137.4 million in the third quarter of 1999, $598.5 million in the nine months of

2000 and $420.9 million in the nine months of 1999, which, annualized, represent 12.2%, 15.8%, 14.1% and 17.5%, respectively, of average related mutual fund assets.

     UNIVERSAL LIFE INSURANCE FEES result from the universal life insurance contract reserves acquired in the Acquisition and the ongoing receipt of renewal premiums on such contracts, and consist of mortality charges, up-front fees earned on premiums received and administrative fees, net of the excess mortality expense on these contracts. The Company does not actively market universal life insurance contracts. Universal life insurance fees amounted to $5.7 million and $4.6 million in the third quarters of 2000 and 1999, respectively. For the nine months, universal life insurance fees totaled $12.5 million in 2000 and $25.3 million in 1999. Such fees annualized represent 1.27%, 0.90%, 0.91% and 1.51% of average reserves for universal life insurance contracts in the respective periods. The increase in such fees for the third quarter of 2000 is due to a cost of insurance adjustment of $1.5 million received from MBL Life Assurance Corporation as provided for by the terms of the Acquisition. The decrease in fees for the nine months of 2000 result principally from the ceding to an affiliate on July 1, 1999 of approximately 12.2% of the universal life reserves received in the Acquisition and from a decrease in the cost of insurance charges as of June 30, 1999.

     SURRENDER CHARGES on fixed and variable annuity contracts and universal life contracts totaled $5.4 million in the third quarter of 2000 and $4.2 million in the third quarter of 1999. For the nine months, such surrender charges totaled $16.2 million in 2000 and $12.9 million in 1999. Surrender charges generally are assessed on withdrawals at declining rates during the first seven years of a contract. Withdrawal payments, which exclude claims and lump-sum annuity benefits, totaled $539.5 million in the third quarter of 2000, compared with $1.71 billion in the third quarter of 1999. For the nine months, withdrawal payments totaled $1.73 billion in 2000 and $2.75 billion in 1999. Annualized, these payments, when expressed as a percentage of average fixed and variable annuity and universal life reserves, represent 8.2%, 30.6%, 9.0% and 16.3% for the third quarters of 2000 and 1999 and nine months of 2000 and 1999, respectively. The very high surrenders in the third quarter and nine months of 1999 is attributable to the Acquisition, which occurred on July 1, 1999 and provided these policyholders the ability to surrender their policies without a moratorium fee for the first time since 1991. Withdrawal rates in this block of business continued to be relatively high for the remainder of 1999. Withdrawals include variable annuity payments from the separate accounts totaling $451.2 million (8.2% of average variable annuity reserves), $343.9 million (8.3% of average variable annuity reserves), $1.36 billion (8.6% of average variable annuity reserves) and $947.9 million (8.2% of average variable annuity reserves) in the third quarters of 2000 and 1999 and the nine months of 2000 and 1999, respectively. Management anticipates that withdrawal rates will gradually increase for the foreseeable future.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $43.0 million in the third quarter of 2000 and $27.6 million in the third quarter of 1999. For the nine months, general and administrative expenses totaled $127.2 million in 2000 and $105.6 million in 1999. The increases in 2000 over 1999 principally reflect expenses related to servicing the Company's growing blocks of variable annuity policies and mutual funds. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $39.5 million in the third quarter of 2000, compared with $29.2 million in the third quarter of 1999. For the nine months, such amortization totaled $113.8 million in 2000 and $85.1 million in 1999. The increases in amortization during 2000 were primarily due to additional fixed and variable annuity and mutual fund sales and the subsequent amortization of related deferred commissions and other direct selling costs.

     ANNUAL COMMISSIONS represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's variable annuity contracts. Substantially all of the Company's currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. Annual commissions totaled $15.4 million in the third quarter of 2000, compared with $11.6 million in the third quarter of 1999. For the nine months, annual commissions amounted to $42.2 million in 2000 and $29.8 million in 1999. The increases in annual commissions in 2000 reflect increased sales of annuities that offer this commission option and gradual expiration of the initial fifteen-month periods before such payments begin. The Company estimates that approximately 58% of the average balances of its variable annuity products is currently subject to such annual commissions. Based on current sales, this percentage is expected to increase in future periods.

     INCOME TAX EXPENSE totaled $34.8 million in the third quarter of 2000, $21.0 million in the third quarter of 1999, $94.6 million in the nine months of 2000 and $67.9 million in the nine months of 1999. Such amounts represent effective annualized tax rates of 36%, 32%, 36% and 35%, respectively.

FINANCIAL CONDITION AND LIQUIDITY

     SHAREHOLDER'S EQUITY increased to $1.04 billion at September 30, 2000 from $935.1 million at December 31, 1999, due principally to $168.4 million of net income recorded in 2000 and a $6.2 million decrease in accumulated other comprehensive loss, partially offset by a dividend of $69.0 million paid to the Parent.

     INVESTED ASSETS at September 30, 2000 totaled $5.40 billion, compared with $5.55 billion at December 31, 1999. The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

THE BOND PORTFOLIO, which constituted 76% of the Company's total investment portfolio at September 30, 2000, had an amortized cost that was

$192.2 million greater than its aggregate fair value at September 30, 2000 and $202.6 million greater than its aggregate fair value at December 31, 1999. The decrease in net unrealized losses on the Bond Portfolio during 2000 principally reflects the decline in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at September 30, 2000.

     At September 30, 2000, the Bond Portfolio (excluding $1.4 million of redeemable preferred stocks) included $4.05 billion of bonds rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service ("Moody's"), Duff & Phelps Credit Rating Co. ("DCR"), Fitch Investors Service, L.P. ("Fitch") or the National Association of Insurance Commissioners ("NAIC"), and $61.6 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At September 30, 2000, approximately $3.82 billion of the Bond Portfolio was investment grade, including $1.67 billion of U.S. government/agency securities and mortgage-backed securities ("MBSs").

     At September 30, 2000, the Bond Portfolio included $287.0 million of bonds that were not investment grade. These non-investment-grade bonds accounted for 1.0% of the Company's total assets and 5.3% of its invested assets.

     Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. The Company had no material concentrations of non-investment-grade securities at September 30, 2000.

The table on the following page summarizes the Company's rated bonds by rating classification as of September 30, 2000.

20
RATED BONDS BY RATING CLASSIFICATION (Dollars in thousands)
Issues Rated by S& P/Moody's/DCR/Fitch			Issues not rated by S&P/Moody's DCR/Fitch, by NAIC Category			Total

S&P/(Moody's) [DCR] {Fitch} category (1)	Amortized cost	Estimated fair value	NAIC category (2)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Percent of invested assets

AAA+ to A-
(A11 to A3)
[AAA to A-
{AAA to A-}	$2,982,406	$2,884,290	1	$208,104	$206,272	$3,190,510	$3,090,562	57.23%

BBB+ to BBB-
(Baa1 to Baa3)
[BBB+ to BBB-]
{BBB+ to BBB-}	607,257	581,247	2	154,208	150,683	761,465	731,930	13.55

BB+ to BB-
(Ba1 to Ba3)
[BB+ to BB-]
{BB+ to BB-}	64,790	57,216	3	0	0	64,790	57,216	1.06

B+ to B-
(B1 to B3)
[B+ to B-]
{B+ to B-}	215,203	180,455	4	32,029	28,204	247,232	208,659	3.86

CCC+ to C
(Caa to C)
[CCC]
{CCC+ to C-}	27,039	11,968	5	6,000	5,635	33,039	17,603	0.33

CI to D
[DD]
{D}	---	---	6	4,731	3,549	4,731	3,549	0.07

TOTAL RATED ISSUES	$3,896,695	$3,715,176		$405,072	$394,343	$4,301,767	$4,109,519

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

(2)

Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/DCR/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $61.6 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

     Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $274.4 million at September 30, 2000. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At September 30, 2000, Secured Loans consisted of $43.8 million of publicly traded securities and $230.6 million of privately traded securities. These Secured Loans are composed of loans to 55 borrowers spanning 14 industries, with 12% of these assets concentrated in utilities and 9% concentrated in technology. No other industry concentration constituted more than 9% of these assets.

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

     MORTGAGE LOANS aggregated $684.1 million at September 30, 2000 and consisted of 124 commercial first mortgage loans with an average loan balance of approximately $5.5 million, collateralized by properties located in 29 states. Approximately 34% of this portfolio was office, 18% was multifamily residential, 11% was manufactured housing, 10% was hotels, 9% was industrial, 6% was retail and 12% was other types. At September 30, 2000, approximately 36% and 10% of this portfolio were secured by properties located in California and New York, respectively, and no more than 8% of this portfolio was secured by properties located in any other single state. At September 30, 2000, there were 15 mortgage loans with outstanding balances of $10 million or more, which loans collectively aggregated approximately 42% of this portfolio. At September 30, 2000, approximately 30% of the mortgage loan portfolio consisted of loans with balloon payments due before October 1, 2003. During 2000 and 1999, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

     At September 30, 2000, approximately 11% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today. The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company's mortgage loan portfolio and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     PARTNERSHIP INVESTMENTS totaled $8.2 million at September 30, 2000, constituting investments in 6 separate partnerships with an average size of approximately $1.4 million. These partnerships are accounted for by using the cost method of accounting and are managed by independent money managers that invest in a broad selection of equity and fixed-income securities, currently including approximately 8 separate issuers. The risks generally associated with partnerships include those related to their underlying investments (i.e., equity securities and debt securities), plus a level of illiquidity, which is mitigated, to some extent, by the existence of contractual termination provisions.

     SEPARATE ACCOUNT SEED MONEY totaled $107.5 million at September 30, 2000, compared to $144.2 million at December 31, 1999, and consists of seed money for mutual funds used as investment vehicles for the Company's variable annuity separate accounts and for SunAmerica Asset Management's mutual funds.

OTHER INVESTED ASSETS aggregated $20.1 million at September 30, 2000, compared with $31.6 million at December 31, 1999, and consist of collateralized bond obligations and other investments.

     ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates, and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 82% of the Company's fixed annuity, universal life and GIC reserves had surrender penalties or other restrictions at September 30, 2000.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and investments in limited partnerships that invest primarily in fixed-rate securities and are accounted for by using the cost method. At September 30, 2000, these assets had an aggregate fair value of $5.30 billion with a duration of 3.3. The Company's fixed-rate liabilities include fixed annuity, GIC and universal life reserves and subordinated notes. At September 30, 2000, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $4.86 billion with a duration of 3.9. The Company's potential exposure due to a relative 10% increase in prevailing interest rates from their September 30, 2000 levels is a loss of approximately $8.8 million, representing the increase in the fair value of its fixed-rate liabilities that is not offset by an increase in the fair value of its fixed-rate assets. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At September 30, 2000, the Company had two outstanding Swap Agreements with a notional principal amount of $118.5 million.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $4.6 million of bonds at September 30, 2000, and constituted less than 0.1% of total invested assets. At December 31, 1999, defaulted investments totaled $0.9 million ($0.7 million of mortgage loans and $0.2 million of bonds) and constituted less than 0.1% of total invested assets.

SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments,

Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At September 30, 2000, approximately $2.82 billion of the Company's Bond Portfolio had an aggregate unrealized loss of $214.3 million, while approximately $1.29 billion of the Bond Portfolio had an aggregate unrealized gain of $22.1 million. In addition, the Company's investment portfolio currently provides approximately $53.4 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company's annuity and GIC products have been more than sufficient in amount to satisfy the Company's liquidity needs.

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

     Risk-based capital ("RBC") standards are designed to measure the adequacy of an insurer's statutory capital and surplus in relation to the risks inherent in its business. The RBC standards consist of formulas that establish capital requirements relating to insurance, business, asset and interest rate risks. The standards are intended to help identify companies which are under-capitalized and require specific regulatory actions in the event an insurer's RBC is deficient. The RBC formula develops a risk-adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer's size, but also on the risk profile of the insurer's operations. The statutory capital and surplus of the Company exceeded its RBC requirements by a considerable margin as of September 30, 2000.

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

ANCHOR NATIONAL LIFE INSURANCE COMPANY OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 2. Changes in Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submissions of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits and Reports on Form 8-K
EXHIBITS
Exhibit No.	Description
27	Financial Data Schedule.
REPORTS ON FORM 8-K
There were no Current Reports on Form 8-K filed during the three months ended September 30, 2000.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ANCHOR NATIONAL LIFE INSURANCE COMPANY Registrant
Date: November 14, 2000	/s/ N. Scott Gillis N. Scott Gillis Senior Vice President (Principal Financial Officer)
Date: November 14, 2000	/s/ Maurice S. Hebert Maurice S. Hebert Vice President and Controller (Principal Accounting Officer)

ANCHOR NATIONAL LIFE INSURANCE COMPANY LIST OF EXHIBITS FILED
Exhibit No.	Description
27	Financial Data Schedule.

