Form 10-K
period 2000-12-31
ANCHOR NATIONAL LIFE INSURANCE CO
filed 2001-03-26
CIK 6342

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K (Mark One)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

For the fiscal year ended December 31, 2000 OR

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

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:  None

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS  Yes  X   No ___

      INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILES PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.

      THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANTS COMMON STOCK ON MARCH 26, 2001 WAS AS FOLLOWS:

Common Stock (par value $1,000 per share)	3,511 shares

PART I

ITEM 1.  BUSINESS

GENERAL DESCRIPTION

      Anchor National Life Insurance Company, including its wholly owned subsidiaries, (the "Company") is an indirect wholly-owned subsidiary of American International Group, Inc. ("AIG"), an international insurance and financial services holding company.  At December 31, 1998, the Company was a wholly owned indirect subsidiary of SunAmerica Inc., a Maryland Corporation. On January 1, 1999, SunAmerica Inc. merged with and into AIG in a tax-free reorganization that has been treated as a pooling of interests for accounting purposes.  Thus, SunAmerica Inc. ceased to exist on that date. However, immediately prior to the date of the merger, substantially all of the net assets of SunAmerica Inc. were contributed to a newly formed subsidiary of AIG named SunAmerica Holdings, Inc., a Delaware Corporation. SunAmerica Holdings, Inc. subsequently changed its name to SunAmerica Inc. ("SunAmerica").

      The Company is incorporated in Arizona and maintains its principal executive offices at 1 SunAmerica Center, Los Angeles, California 90067-6022, telephone (310) 772-6000.  The Company has no employees; however, employees of SunAmerica and its other subsidiaries perform various services for the Company.  SunAmerica had approximately 2,400 employees at December 31, 2000, approximately 1,700 of whom perform services for the Company as well as for certain of its affiliates.

      The Company is a life insurance company and conducts its business through three segments:  annuity operations, asset management operations, and broker-dealer operations.  Annuity operations focus primarily on the marketing, sale and administration of fixed and variable annuity products, the universal life business acquired from MBL Life in 1998 (See Note 4 of Notes to Consolidated Financial Statements) and guaranteed investment contracts ("GICs").  The Company's variable annuity products offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as guaranteed fixed-rate account options.  The Company earns fee income on investments in the variable account options and net investment income on the fixed-rate account options.  Asset management operations, which include the sale and management of mutual funds, are conducted by SunAmerica Asset Management Corp. ("SunAmerica Asset Management"), the Company's registered investment advisor subsidiary and its related distributor, SunAmerica Capital Services, Inc. ("SACS").  SunAmerica Asset Management earns fee income by managing a diversified family of mutual funds and certain subaccounts within the Company's variable annuity products and by providing professional management of individual, corporate and pension plan portfolios.  SACS earns commissions and distribution fees by selling proprietary mutual funds and variable annuities.  Broker-dealer operations are conducted by the Company's broker-dealer subsidiary, Royal Alliance Associates, Inc. ("Royal"), which sells proprietary annuities and mutual funds, as well as a full range of non-proprietary investment products.  Net retained commissions are derived from the commissions on the sales of these products after deducting the substantial portion of such commissions that is passed on to registered representatives.

      The Company ranks among the largest U.S. issuers of variable annuities.  At December 31, 2000, the Company managed $33.81 billion of assets  through  its  fixed-rate  business and asset  management operations, consisting of $27.19 billion of assets on its balance sheet and $6.62 billion of  assets managed in mutual funds.  Its asset management operations provide a broad range of financial planning and investment services through more than 8,600 independent registered representatives nationwide.  The Company also distributes its products and services through an extensive network of independent broker-dealers, full-service securities firms, independent general insurance agents, major financial institutions and, in the case of its GICs, by marketing directly to banks, municipalities, asset management firms and direct plan sponsors and through intermediaries, such as managers or consultants servicing these groups.

      The Company believes that demographic trends have produced strong consumer demand for long-term, investment-oriented products.  According to U.S. Census Bureau projections, the number of individuals between the ages of 45 to 64 grew from 46 million to 60 million during the 1990s, making this age group the fastest-growing segment of the U.S. population.  Between 1989 and 1999, annual industry premiums from fixed and variable annuities and fund deposits increased from $113.8 billion to $270.2 billion.  During the same period, annual industry sales of mutual funds, excluding money market accounts, rose from $125.34 billion to $1.27 trillion.

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

The following table shows the Company's net investment income (including net realized investment losses) and fee income for the year ended December 31, 2000 by business segment:

NET INVESTMENT AND FEE INCOME
	Annuity Operations		Asset Management Operations		Broker- Dealer Operations		Total	Total by Percent

		(In thousands)

Net investment income
(including net realized
investment losses)		$112,482		$6,016		$827	$119,325	16.8%

Fee income:
Variable annuity fees		$385,436		$15,059	$	---	400,495	56.4%
Net retained commissions	$	---		$3,878		$58,324	62,202	8.8%
Asset management fees	$	---		$73,922	$	---	73,922	10.4%
Universal life insurance
fees		$20,258	$	---	$	---	20,258	2.9%
Surrender charges		$20,963	$	---	$	---	20,963	2.9%
Other fees		$3,832		$6,708		$2,419	12,959	1.8%

Total fee income		$430,489		$99,567		$60,743	590,799	83.2%

Total		$542,971		$105,583		$61,570	$710,124	100.0%

            For additional financial information on the Company's business segments, see "Notes to Consolidated Financial Statements - Note 13, Business Segments".

      ANNUITY OPERATIONS

      Founded in 1965, the Company is an Arizona-chartered company licensed in 49 states and the District of Columbia which markets flexible-premium variable annuities and GICs.  It has a "AAA" (Extremely Strong) financial strength rating from Standard & Poor's ("S&P"), a "Aaa" (Exceptional) rating from Moody's Investors Service ("Moody's"), a "AAA" (Exceptionally Strong) rating from Fitch ("Fitch") and an "A++" (Superior) rating from industry analyst A.M. Best Company.

      In addition to distributing its variable annuity products through its six wholly-owned or affiliated broker-dealers, the Company distributes its products through over 900 independent broker-dealers, full-service securities firms and financial institutions as well as through independent general insurance agents.  In total, more than 52,000 independent sales representatives nationally are licensed to sell the Company's annuity products.

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

      Included in the block of business acquired from MBL Life were policies whose owners are residents of New York State (the "New York Business").  On July 1, 1999, the New York Business was acquired by the Company's New York affiliate, First SunAmerica Life Insurance Company ("FSA"), via an assumption reinsurance agreement, and the remainder of the business converted to assumption reinsurance, which superseded the coinsurance agreement.  As part of this transfer, invested assets equal to $678,272,000, universal life reserves equal to $282,247,000, group pension reserves equal to $406,118,000, and other net assets of $10,093,000 were transferred to FSA.

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

      The Company's flagship Polaris variable annuity products are multimanager variable annuities that offer investors a choice of more than 30 variable funds and a number of guaranteed fixed-rate funds.  Polaris sales have increased significantly in recent years due to enhanced distribution efforts and growing consumer demand for flexible retirement savings products that offer a variety of equity, fixed-income and guaranteed fixed account investment choices.

      At December 31, 2000, total variable product reserves were $22.43 billion, of which $20.39 billion were held in separate accounts and $2.04 billion were the liabilities of the fixed-rate account options which are held in the general accounts.  The Company's variable annuity products incorporate surrender charges to encourage persistency.  At December 31, 2000, 81% of the Company's variable annuity reserves held in the separate accounts were subject to surrender penalties or other restrictions.  The Company's variable annuity products also generally limit the number of transfers made in a specified period between account options without the assessment of a fee.  The average size of a new variable annuity contract sold by the Company in 2000 was approximately $58,000.

      FIXED ANNUITIES AND GICs

      The Company's general account obligations are fixed-rate products, including fixed annuities issued in prior years, universal life insurance contracts assumed in the Acquisition and fixed-rate options of its variable annuity contracts.  Such fixed-rate account options on its variable annuity contracts provide interest rate guarantees of one, two, three, five, seven or ten years.  Although the Company's annuity contracts remain in force an average of seven to ten years, a majority (approximately 81% at December 31, 2000) of the annuity contracts, as well as the universal life contracts, reprice  annually  at  discretionary  rates  determined  by the Company.  In repricing, the Company takes into account yield characteristics of its investment portfolio, surrender assumptions and competitive industry pricing, among other factors.

      The Company augments its retail annuity business with the sale of institutional products.  At December 31, 2000, the Company had $591.4 million of fixed-maturity, variable-rate GIC obligations that reprice periodically based upon certain defined indexes and $19.3 million of fixed-maturity, fixed-rate GICs acquired from MBL Life.  Of the total GIC portfolio at December 31, 2000, approximately 92% was sold to asset management firms, 5% was sold to state and local government entities and 3% was sold to corporations.

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its fixed annuity, universal life and GIC obligations.  The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities.  The Company's fixed annuity and universal life products incorporate surrender charges and its GIC products incorporate other restrictions in order to encourage persistency. Approximately 82% of the Company's fixed annuity, universal life and GIC reserves had surrender penalties or other restrictions at December 31, 2000.

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

      As  part  of  its  asset-liability  matching  discipline, the  Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used  stress-test  interest  rate scenarios.  With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities.  The Company's  fixed-rate  assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and investments in limited partnerships that invest primarily in fixed-rate securities.  At December 31, 2000, these assets  had an aggregate fair value of $5.20 billion with a duration of 2.9. See further discussion of duration under Financial Condition and Liquidity - Asset Liability Matching section.  The Company's fixed-rate liabilities include fixed annuity, GIC and universal life reserves and subordinated notes.  At December 31, 2000, these liabilities had  an  aggregate  fair value (determined by discounting future contractual cash flows by related market rates of interest) of $4.77 billion with a  duration of 3.2. For the years ended December 31, 2000, December 31, 1999 and September 30, 1998, the Company's yields on average invested assets were 7.15%, 6.95% and 8.42%, respectively; its average rates paid on all interest-bearing liabilities were 4.96%, 4.98% and 5.45%, respectively; it realized net investment spreads of 2.35%, 2.08% and 3.25%, respectively; on average invested assets. Net realized investment losses were 0.28% and 0.27% of average invested assets in 2000 and 1999 respectively.  Net realized investment gains were 0.77% of average invested assets in 1998.

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

      The following table summarizes the Company's investment portfolio at December 31, 2000:

SUMMARY OF INVESTMENTS

	Carrying value	Percent of portfolio

	(In thousands)

Cash and short-term investments	$169,701	3.2%
U.S. government securities	18,868	0.4
Mortgage-backed securities	1,636,304	31.0
Other bonds, notes and redeemable preferred
stocks	2,352,730	44.7
Mortgage loans	684,174	13.0
Policy loans	244,436	4.6
Separate account seed money	104,678	2.0
Common stocks	974	0.0
Partnerships	8,216	0.2
Real estate	24,139	0.5
Other invested assets	18,514	0.4

Total investments	$5,262,734	100.0%

      At December 31, 2000, the Bond Portfolio (excluding $1.4 million of redeemable preferred stocks) included $3.94 billion of bonds rated by S&P, Moody's, Fitch or the National Association of Insurance Commissioners ("NAIC"), and $65.7 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC.  At December 31, 2000, approximately $3.74 billion of the Bond Portfolio was investment grade, including $1.66 billion of the U.S. government/agency securities and mortgage-backed securities.

      At December 31, 2000, the Bond Portfolio included $267.9 million of bonds that were not investment grade.  These non-investment-grade bonds accounted for approximately 1.0% of the Company's total assets and approximately 5.1% of its invested assets.

      Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $255.8 million at December 31, 2000.  Secured Loans are senior to subordinated debt and equity, and are secured by assets of the issuer.  At December 31, 2000, Secured Loans consisted of loans to 48 borrowers spanning 14 industries, with 19% of these assets concentrated in utilities, 9% concentrated in financial institutions and 9% concentrated in technology.  No other industry constituted more than 8% of these assets.

      Mortgage loans aggregated $684.2 million at December 31, 2000 and consisted of 130 commercial first mortgage loans with an average loan balance of approximately $5.3 million, collateralized by properties located in 30 states.  Approximately 31% of this portfolio was office, 18% was multifamily residential, 17% was manufactured housing, 10% was hotels, 9% was industrial, 5% was retail and 10% was other types.  At December 31, 2000, approximately 33% and 10% of this portfolio were secured by properties located in California and New York, respectively, and no more than 8% of this portfolio was secured by properties located in any other single state.

      At December 31, 2000, the carrying value (after impairment writedowns) of all investments in default as to the payment of principal or interest totaled $11.2 million, which constituted less than 1% of total invested assets.

      For more information concerning the Company's investments, including the risks inherent in such investments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity."

      ASSET MANAGEMENT OPERATIONS

      Through its registered investment advisor subsidiary, SunAmerica Asset Management, and its related distributor, SACS, the Company earns fee income by distributing and managing a diversified family of mutual funds and by providing professional management of individual, corporate and pension plan portfolios.  The Company offers investors an array of equity, fixed-income, money market and tax-exempt mutual funds.  Founded in 1983 and acquired by the Company in January 1990, SunAmerica Asset Management managed approximately $8.98 billion of assets at December 31, 2000, including mutual fund assets, private accounts and  certain of the variable annuity assets of the Company and its affiliates.  SACS acts as a distributor for the Company's  proprietary  mutual   funds and variable  annuities  and does not sell to the public.

      Sales growth in recent years is primarily due to sales of the Company's "Style Select Series" product, which was introduced in November 1996.  The "Style Select Series" is a group of mutual funds that are each managed by three industry-recognized fund managers.  Several "Focus Portfolios in the "Style Select Series" were added in 1999 and 2000 bringing the total number of "style select series" portfolios to eleven.  The Focus Portfolios utilize three leading independent money managers, each of whom manages one-third of the portfolio by choosing ten favorite stocks.  In 2000, the Company introduced the Focused TechNet Portfolio.  This portfolio, along with the three existing Focus Portfolios,  climbed to over $2.30 billion in assets.

      The SunAmerica mutual funds are distributed nationally through a network of approximately 400 financial institutions and unaffiliated broker-dealers, as well as by the Company's broker-dealer subsidiary and affiliated broker-dealers.

      BROKER-DEALER OPERATIONS

      Broker-dealer operations are conducted by the Company's broker-dealer subsidiary, Royal, which sells proprietary annuities and mutual funds, as well as a full range of non-proprietry investment products. Net retained commissions are derived from the commissions on the sales of these products after deducting the substantial portion of such commissions that is passed on to registered representatives.  Royal currently has a network of approximately 2,900 representatives. Royal, along with the Company's five affiliated broker-dealers, comprise the largest network of independent registered representatives in the nation and the fifth-largest securities sales force, based on industry data.  Its wholly-owned or affiliated broker-dealers accounted for approximately one-third of the Company's total annuity sales in 2000.

      REGULATION

      The Company, in common with other insurers, is subject to regulation and supervision by the states and other jurisdictions in which it does business.  Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to an insurance official.  The regulation and supervision relate primarily to approval of policy forms and rates, the standards of solvency that must be met and maintained, including risk based capital measurements, the licensing of insurers and their agents, the nature of and limitations on investments, restrictions on the size of risks which may be insured under a single policy, deposits on securities for the benefit of policyholders, methods of accounting, periodic examinations of the affairs of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes.  In general, such regulation is for the protection of policyholders rather than security holders.

      Risk-based capital ("RBC") standards are designed to measure the adequacy of an insurer's statutory capital and surplus in relation to the risks inherent in its business.  The RBC  standards consist of formulas that establish capital requirements relating to asset, insurance, interest rate risks and business.  The standards are intended to help identify companies which  are  under-capitalized and require specific regulatory actions in the event an insurer's RBC is deficient.   The  RBC  formula  develops  a  risk-adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items.  Thus, the target level of statutory surplus varies not only as a result of the insurer's size, but also on the risk profile of the insurer's operations.  The statutory capital and surplus of the Company exceeded its RBC requirements by a considerable margin as of December 31, 2000.

      In 1998, the NAIC adopted the codification of statutory accounting principles ("Codification") which replaced the current Accounting Practices and Procedures Manual as the NAIC's primary guidance on statutory accounting, effective January 1, 2001.  Codification changes prescribed statutory accounting practices and will result in changes to the accounting practices that the Company uses to prepare its statutory basis financial statements.  Codification has been adopted by all fifty states as the prescribed basis of accounting, including Arizona.  The impact of any Codification on the Company's statutory surplus has not yet been determined.

      Federal legislation has been enacted allowing combinations between insurance companies, banks and other entities.  It is not yet known what effect this legislation will have on insurance companies.  In addition, from time to time, Federal initiatives are proposed that could affect the  Company's businesses.  Such initiatives include employee benefit plan regulations and tax law changes affecting the taxation of insurance companies and the tax treatment of insurance and other investment products. Proposals made in recent years to limit the tax deferral of annuities or otherwise modify the tax rules related to the treatment of annuities have not been enacted.  While certain of such proposals, if implemented, could have an adverse effect on the Company's sales of affected products, and, consequently, on its results of operations, the Company believes these proposals have a small likelihood of being enacted, because they would discourage retirement savings and there is strong public and industry opposition to them.

      SunAmerica Asset Management, a subsidiary of the Company, is registered with the Securities and Exchange Commission ("SEC") as an investment adviser under the Investment Advisers Act of 1940.  The mutual funds that it markets are subject to regulations under the Investment Company Act of 1940.  SunAmerica Asset Management and the mutual funds are also subject to regulation and examination by the SEC.  In addition, variable annuities and the related separate accounts of the Company are subject to regulation by the SEC under the Securities Act of 1933 and the Investment Company Act of 1940.

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

      COMPETITION

      The  businesses  conducted  by  the  Company  are highly  competitive. The Company competes with other life insurers, and also compete for customers' funds with a variety  of investment products offered by  financial  services companies other than life insurance companies, such as banks, investment advisors, mutual fund companies and other financial institutions. In 1999, net annuity premiums written among the top 100 companies ranged from approximately $65 million to approximately $18 billion annually.  The Company together with its affiliates ranks in the top quartile of this group.  The Company believes the primary competitive factors among life insurance companies for investment-oriented insurance products, such as annuities and GICs, include product flexibility, net return after fees, innovation in product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a contract is issued.  Other factors affecting the annuity business include the benefits (including before-tax and after-tax investment returns) and guarantees provided to the customer and the commissions paid.

      Competitors of SunAmerica Asset Management include a large number of mutual fund organizations, both independent and affiliated with other financial service companies, including banks and insurance companies.

      The Company's broker-dealer faces competition from regional firms and large, national full service and discount brokerage firms.

ITEM 2.  PROPERTIES

      The Company's executive offices and its principal office are in leased premises at 1 SunAmerica Center, Los Angeles, California 90067.  The Company, through an affiliate, also leases office space in Woodland Hills, California.  The Company's asset management and broker-dealer subsidiaries lease offices in New York, New York.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      No matters were submitted during the quarter ending December 31, 2000 to a vote of security-holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

      Not applicable.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

       The following selected consolidated financial data of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are included elsewhere herein.

	Years Ended December 31,		Three Months Ended	Years Ended September 30,
	2000	1999	December 31, 1998	1998	1997	1996

	(In thousands)

RESULTS OF OPERATIONS
Net investment income	$134,502	$158,264	$25,858	$83,699	$70,048	$53,802
Net realized investment
gains (losses)	(15,177)	(19,620)	271	19,482	(17,394)	(13,355)
Fee income	590,799	453,362	83,330	290,362	213,146	169,505
General and administrative
expenses	(171,627)	(146,683)	(21,268)	(92,929)	(95,649)	(78,511)
Amortization of deferred
acquisition costs	(158,007)	(116,840)	(27,070)	(72,713)	(66,879)	(57,520)
Annual commissions	(56,473)	(40,760)	(6,624)	(18,209)	(8,977)	(4,613)

Pretax income	324,017	287,723	54,497	209,692	94,295	69,308
Income tax expense	(108,445)	(103,025)	(20,106)	(71,051)	(31,169)	(24,252)

NET INCOME	$215,572	$184,698	$34,391	$138,641	$63,126	$45,056

The results of operations of the Company for 1999 are affected by the acquisition of business from MBL Life on December 31, 1998 (See Note 4 of the accompanying consolidated financial statements).

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (Continued)

	At December 31,			At September 30,
	2000	1999	1998	1998	1997	1996

	(In thousands)

FINANCIAL POSITION
Investments	$5,262,734	$5,554,701	$8,306,943	$2,734,742	$2,608,301	$2,329,232
Variable annuity assets held
in separate accounts	20,393,820	19,949,145	13,767,213	11,133,569	9,343,200	6,311,557
Deferred acquisition costs	1,286,456	1,089,979	866,053	539,850	536,155	443,610
Deferred income taxes	---	53,445	---	---	---	---
Other assets	246,468	227,224	206,124	142,107	85,573	144,578

TOTAL ASSETS	$27,189,478	$26,874,494	$23,146,333	$14,550,268	$12,573,229	$9,228,977

Reserves for fixed annuity
contracts	$2,778,229	$3,254,895	$5,500,157	$2,189,272	$2,098,803	$1,789,962
Reserves for universal life
insurance contracts	1,832,667	1,978,332	2,339,194	---	---	---
Reserves for guaranteed
investment contracts	610,672	305,570	306,461	282,267	295,175	415,544
Variable annuity liabilities
related to separate accounts	20,393,820	19,949,145	13,767,213	11,133,569	9,343,200	6,311,557
Other payables and accrued
liabilities	304,324	413,610	171,143	157,551	157,546	120,638
Subordinated notes payable to
affiliates	55,119	37,816	209,367	39,182	36,240	35,832
Deferred income taxes	85,978	---	105,772	95,758	67,047	70,189
Shareholder's equity	1,128,669	935,126	747,026	652,669	575,218	485,255

TOTAL LIABILITIES AND
SHAREHOLDER'S EQUITY	$27,189,478	$26,874,494	$23,146,333	$14,550,268	$12,573,229	$9,228,977

The financial position of the Company as of December 31, 1998 and thereafter is affected by the acquisition of business from MBL Life (See Note 4 of the accompanying consolidated financial statements).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations of Anchor National Life Insurance Company (the "Company") for the three years ended December 31, 2000 and 1999 and September 30, 1998 follows.  Effective December 31, 1998, the Company changed its fiscal year end from September 30 to December 31.  Accordingly, the three-month period ended December 31, 1998 was a transition period.  Certain prior period amounts have been restated to conform to the current period's presentation.

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

      Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which are subject to change.  These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.  Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments.  Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates.  Some may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation.  Others may relate to the Company specifically, such as credit, volatility and other risks associates with the Company's investment portfolio.  Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC.  The Company disclaims any obligation to update forward-looking information.

      RESULTS OF OPERATIONS

      The Company has three business segments, as descrubed in Note 13 of Notes to Consolidated Financial Statements: annuity operations, asset management operations and broker-dealer operations.  Annuity operations consist of the sale and administration of deposit-type insurance contracts, such as fixed and variable annuities, universal life insurance contracts and guaranteed investment contracts. The operations focus primarily on the marketing of variable annuity products and the administration of the universal  life  business  acquired  from  MBL  Life  Assurance  Corporation ("MBL Life") in 1998 (See Note 4 of Notes to Consolidated Financial Statements).

The  variable  annuity  products  offer  investors  a broad spectrum of fund alternatives,  with a choice of investment managers,  as  well as guaranteed fixed-rate account options.  The Company earns fee income on investments in the variable account options and net investment income on the fixed-rate account options.

      The asset management operations are conducted by the Company's registered investment advisor subsidiary, SunAmerica Asset Management Corp. ("SunAmerica Asset Management"), and its related distributor. These companies earn fee income by distributing and managing a diversified family of mutual funds, managing certain subaccounts within the Company's variable annuity products and providing professional management of individual, corporate and pension plan portfolios.

      The broker-dealer operations are conducted by the Company's broker-dealer subsidiary, Royal Alliance Associates, Inc. ("Royal"), which sells proprietary annuities and mutual funds, as well as a full range of non-proprietary investment products through approximately 2,900 independent registered representatives.  Royal is a registered broker-dealer under the Securities Exchange Act of 1934 and a member of the National Association of Securities Dealers.

      NET INCOME totaled $215.6 million in 2000, compared with $184.7 million in 1999 and $138.6 million in 1998.  On December 31, 1998, the Company acquired the individual life business and the individual and group annuity business of MBL Life Assurance Corporation (the "Acquisition").  Since the Acquisition was accounted for under the purchase method of accounting, results of operations include those of the Acquisition only from its date of acquisition.  Consequently, the operating results for 2000 and 1999 are not comparable with those of 1998.  On a pro forma basis, using the historical financial information of the acquired business and assuming that the Acquisition had been consummated on October 1, 1997, the beginning of the prior-year period discussed herein, net income would have been $162.6 million for the year ended September 30, 1998.

      PRETAX INCOME totaled $324.0 million in 2000, $287.7 million in 1999 and $209.7 million in 1998.  The 12.6% improvement in 2000 over 1999 primarily resulted from increased fee income from the Company's variable annuity and asset management operations, partially offset by increased operating expenses and amortization of related deferred acquisition costs. The 37.2% improvement in 1999 over 1998 primarily resulted from increased fee income from variable annuities and mutual funds and higher net investment income resulting from the Acquisition.  These were partially offset by increased general and administrative expenses, increased amortization of deferred acquisition costs and net realized investment losses.

      INCOME TAX EXPENSE totaled $108.4 million in 2000, $103.0 million in 1999 and $71.1 million in 1998, representing effective tax rates of 33% in 2000, 36% in 1999 and 34% in 1998.

      ANNUITY OPERATIONS

      PRETAX INCOME totaled $266.2 million in 2000, $252.0 million in 1999 and  $183.2  million  in  1998.  The  increase  in  2000 over 1999 primarily resulted from increased variable annuity fee income, partially offset by increased amortization of deferred acquisition costs, lower net investment income, increased  general  & administative  expenses  and  increased annual commissions.

The  37.6%  improvement  in 1999 over 1998 primarily resulted from increased fee income and higher net investment income, partially offset by net realized investment losses sustained in 1999, increased general and administrative expenses and increased amortization of deferred acquisition costs.  As a result of the Acquisition, the results of operations for 2000 and 1999 are not comparable to those of 1998.  On a pro forma basis, using the historical financial information of the acquired business and assuming  that the Acquisition had been consummated on October 1, 1997, the beginning of the prior year periods discussed herein, pretax income would have been $220.0 million for the year ended September 30, 1998.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, totaled $127.7 million in 2000, $151.7 million in 1999 and $82.9 million in 1998.  These amounts equal 2.35% on average invested assets (computed on a daily basis) of $5.43 billion in 2000, 2.08% on average invested assets of $7.28 billion in 1999, and 3.25% on average invested assets of $2.55 billion in 1998.  On a pro forma basis, assuming the Acquisition had been consummated on October 1, 1997, net investment income on related average invested assets would have been 1.28% on average invested assets of $7.80 billion in 1998.  The improvement in the 1999 net investment yield over the 1998 pro forma amount reflects a redeployment of assets received in the Acquisition into higher yielding investment categories.

      Net investment spreads include the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities.  Average invested assets exceeded average interest-bearing liabilities by $169.9 million in 2000, $159.2 million in 1999 and 128.8 million in 1998.  The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 2.19% in 2000, 1.97% in 1999 and 2.97% in 1998.  On a pro forma basis, assuming the Acquisition had been consummated on October 1, 1997, the Spread Difference would have been 1.15% for 1998, reflecting primarily the effect of the lower yielding assets received in the Acquisition.

      Investment income (and the related yields on average invested assets) totaled $388.4 million (7.15%) in 2000, compared with $506.0 million (6.95%) in 1999 and $214.9 million (8.42%) in 1998.  The decrease in investment income in 2000 compared to 1999 resulted primarily from the surrender or rollover into a variable product of most of the fixed annuities received in the Acquisition.  The increase in the investment yield in 2000 compared to 1999 is due primarily to a generally increasing interest rate environment. Both the significant increase in investment income and the decrease in the related yield in 1999 as compared to 1998 principally resulted from the Acquisition.  The invested assets acquired in the Acquisition included high-grade corporate, government and government/agency bonds and cash and short-term investments, which are lower yielding than a significant portion of the invested assets that comprised the remainder of the Company's portfolio.  On a pro forma basis, assuming the Acquisition had been consummated on October 1, 1997, the yield on related average invested assets would have been 6.54% in 1998.

      Expenses  incurred  to manage the  investment  portfolio  amounted  to  $7.1 million in 2000, $6.0 million in 1999 and $3.2 million in 1998.  These expenses are included as a reduction to investment income in the income statement.  Investment expenses were significantly higher in 2000 and 1999 due to the increase in the size of the portfolio as a result of the Acquisition.

      Total interest expense equaled $260.7 million in 2000, $354.3 million in  1999 and $132.0 million in 1998. The average rate paid on all interest-bearing liabilities was 4.96% in 2000, compared with 4.98% in 1999 and 5.45% in 1998. Interest-bearing liabilities averaged $5.26 billion during 2000, compared with $7.12 billion during 1999 and $2.42 billion during 1998.  On a pro forma basis, assuming the Acquisition had been consummated on October 1, 1997, the average rate paid on all interest-bearing liabilities would have been 5.39% and interest-bearing liabilities would have averaged $7.62 billion in 1998.  The decreases in the overall rates paid in 1999 result primarily from a generally lower interest rate environment in 1999.

      DECLINE IN AVERAGE INVESTED ASSETS largely results from the surrenders and rollovers to variable products of the fixed annuity liabilities related to the Acquisition.  Changes in average invested assets also reflect sales of fixed annuities and the fixed account options of the Company's variable annuity products ("Fixed Annuity Premiums"), and renewal premiums on its universal life product ("UL Premiums") acquired in the Acquisition, partially offset by net exchanges from fixed accounts into the separate accounts of variable annuity contracts.  Fixed Annuity Premiums and UL Premiums totaled $1.82 billion in 2000, $2.10 billion in 1999 and $1.51 billion in 1998, and are largely premiums for the fixed accounts of variable annuities.  These premiums represent 35%, 27% and 72%, respectively, of the related reserve balances at the beginning of the respective periods. The  lower levels of 2000 and 1999 premiums when expressed as a percentage of related reserve balances results from the impact of the Acquisition.  When premium and reserve balances resulting from the Acquisition are excluded, the resulting premiums represent 66% and 94% of the beginning fixed annuity reserve balances in 2000 and 1999.

      Guaranteed investment contract ("GIC") premiums totaled $350.0 million in 2000 and $5.6 million in 1998.  There were no GIC premiums in 1999.  GIC surrenders and maturities totaled $78.3 million in 2000, $19.7 million in 1999 and $36.3 million in 1998.  The GICs issued by the Company are generally variable rate contracts which guarantee the payment of principal and interest for a term of three to five years.  GICS that are purchased by banks for their long-term portfolios or by state and local governmental entities either prohibit withdrawals or permit scheduled book value withdrawals subject to the terms of the underlying indenture or agreement.  GICs purchased by asset management firms for their short-term portfolios either prohibit withdrawals or permit withdrawals with notice ranging from 90 to 270 days.  In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity.

      NET REALIZED INVESTMENT LOSSES totaled $15.2 million in 2000 and $19.6 million in 1999, compared with net realized investment gains of $19.6 million in 1998 and include impairment writedowns of $20.6 million in 2000, $6.1 million in 1999 and $13.1 million in 1998. Thus, net realized gains (losses) from sales and redemptions of investments included $5.4 million of gains in 2000,  $13.5  million  of losses in 1999 and $32.7 million of gains in 1998.

      The Company  sold or redeemed  invested assets,  principally bonds and notes, aggregating $1.14 billion in 2000, $4.43 billion in 1999 and $2.23 billion in 1998.  Sales of investments result from the active management of the Company's investment portfolio, including assets received as part of the Acquisition.  Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.10%, 0.19%, and 1.28% of average invested assets for 2000, 1999 and 1998, respectively.  Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued.  The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

      Impairment writedowns include $20.6 million and $6.1 million of provisions applied to bonds in 2000 and 1999, respectively, and $9.4 million of provisions applied to partnerships and $3.7 million applied to bonds in 1998.  Impairment writedowns represent 0.38%, 0.08% and 0.51% of average invested assets for 2000, 1999 and 1998, respectively.  For the five years ended December 31, 2000, impairment writedowns as a percentage of average invested assets have ranged from 0.10% to 0.80% and have averaged 0.42%.  Such writedowns are based upon estimates of the net realizable value of the applicable assets.  Actual realization will be dependent upon future events.

      VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts.  Such fees totaled $385.4 million in 2000, $296.1 million in 1999 and $195.9 million in 1998. The increased fees reflect growth in average variable annuity assets, principally due to the receipt of variable annuity premiums and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by surrenders and decreases in market values.  Variable annuity fees represent 1.8% of average variable annuity assets in all periods presented.  Variable annuity assets averaged $21.07 billion in 2000, $16.15 billion during 1999 and $10.70 billion during 1998.  Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, totaled $1.88 billion in 2000, $1.70 billion in 1999 and $1.82 billion in 1998.  These amounts represent 9%, 12% and 19% of variable annuity reserves at the beginning of the respective periods.  Transfers from the fixed accounts of the Company's variable annuity products to the separate accounts (see "Decline in Average Invested Assets") are not classified as variable annuity premiums.  Accordingly, changes in variable annuity premiums are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company's variable annuity products.

      Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $3.64 billion, $3.66 billion and $3.33 billion in 2000, 1999 and 1998, respectively.  Variable Annuity Product Sales primarily reflect sales of the Company's flagship variable annuity line, Polaris. Polaris is a multi-manager variable annuity that offers investors a choice of more than 30 variable funds and a number of guaranteed fixed-rate funds.

      The  Company  has  encountered  increased  competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future.  Also, from time to time, Federal initiatives are proposed that could affect the taxation of variable annuities and annuities generally (See "Regulation" in Item 1).

      UNIVERSAL LIFE INSURANCE FEES, NET result from the universal life insurance contract reserves acquired in the Acquisition and the ongoing receipt of renewal premiums on such contracts, and consist of mortality changes, up-front fees earned on premiums received and administrative fees, net of the excess mortality expense on these contracts.  The Company does not actively market universal life insurance contracts.  Universal life insurance fees amounted to $20.3 million and $28.9 million in 2000 and 1999, respectively.  Such fees represent 1.08% and 1.34% of average reserves for universal life insurance contracts in the respective periods.  The decrease in fees in 2000 as compared to 1999 result principally from the ceding to an affiliate on July 1, 1999 of approximately 12.2% of the universal life reserves received in the Acquisition.  Since the Acquisition occurred on December 31, 1998, there were no such fees earned in 1998.

      SURRENDER CHARGES on fixed and variable annuity contracts and universal life contracts totaled $21.0 million in 2000, $17.1 million in 1999 (including $1.6 million attributable to the Acquisition) and $7.4 million in 1998.  Surrender charges generally are assessed on withdrawals at declining rates during the first seven years of a contract.  Withdrawal payments, which exclude claims and lump-sum annuity benefits, totaled $2.22 billion in 2000, $3.12 billion in 1999 (including $1.58 billion attributable to the Acquisition) and $1.14 billion in 1998.  These payments when expressed as a percentage of average fixed and variable annuity and universal life reserves represent 8.7%, 16.2% (7.9% attributable to the Acquisition) and 9.0% for 2000, 1999 and 1998, respectively.  The very high surrender rate in 1999 was due to the Acquisition, which occurred on July 1, 1999 and provided these policyholders the ability to surrender their policies without a moratorium fee for the first time since 1991.  Withdrawal rates in this block of business continued to be relatively high for the remainder of 1999.  Withdrawals include variable annuity payments from the separate accounts totaling $1.76 billion (8.4% of average variable annuity reserves), $1.34 billion (8.3% of average variable annuity reserves) and $952.1 million (8.9% of average variable annuity reserves) in 2000, 1999 and 1998, respectively.  Management anticipates that withdrawal rates will gradually rise for the foreseeable future.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $95.3 million in 2000,  $93.4 million in 1999 and $49.7 million in 1998.  The increases in 2000 over 1999 and 1998 principally reflect the expenses related to managing the Company's growing block of variable annuity policies.  General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $125.0 million in 2000 (including $11.9 million attributable to the Acquisition), compared with $94.9 million (including $8.9 million attributable to the Acquisition) in 1999 and $58.8 million in 1998.  The increases in amortization were primarily due to additional fixed and variable annuity sales and the subsequent amortization of related deferred commissions and other direct selling costs.

      ANNUAL COMMISSIONS represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's variable annuity contracts.  Substantially all of the Company's currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission.  Annual commissions totaled $56.5 million in 2000, $40.8 million in 1999 and $18.2 million in 1998. The increases in annual commissions since 1998 reflect increased sales of annuities that offer this commission option and gradual expiration of the initial fifteen-month periods before such payments begin.  The Company estimates that approximately 58% of the average balances of its variable annuity products is currently subject to such annual commissions.  Based on current sales, this percentage is expected to increase in future periods.

      ASSET MANAGEMENT OPERATIONS

      PRETAX INCOME totaled $28.3 million in 2000, $15.1 million in 1999 and $4.1 million in 1998.  The 87.9% improvement in 2000 over 1999 primarily resulted from substantial increases in asset management and variable annuity  fee income, partially offset by corresponding increases in related and administrative expenses and amortization of deferred acquisition costs.  The significant improvement in 1999 over 1998 also resulted principally from increased asset management fee income, and higher net investment income, partially offset by increased amortization of deferred acquisition costs and increased general and administrative expenses.

      VARIABLE ANNUITY FEES totaled $15.1 million in 2000, $10.3 million in 1999 and $4.9 million in 1998.  Premiums from variable annuities sold by the Company are held in trusts that are owned by the Company, with the assets directly supporting policyholder obligations.  SunAmerica Asset Management is the investment advisor for all of the trusts as well as trusts owned by an affiliate, First SunAmerica Life Insurance Company.  SunAmerica Asset Management also serves as the subadvisor for several of these trusts, for which it receives variable annuity fees which are direct expenses of the trusts.

      ASSET MANAGEMENT FEES,  which include investment advisory fees and 12b-1 distribution fees,  are based on the market value of assets managed in mutual funds by SunAmerica Asset Management.  Such fees totaled $73.9 million on average assets managed of $6.62 billion in 2000, $43.5 million on average assets managed of $4.19 billion in 1999 and $29.6 million on average assets managed of $2.89 billion in 1998.  Asset management fees are not necessarily proportionate to average assets managed, principally due to changes in product mix.  Mutual fund sales, excluding sales of money market accounts, totaled $2.89 billion in 2000, compared with $1.48 billion in 1999 and $853.6 million in 1998.  The increase in sales in 2000 and 1999 principally resulted from increased sales of the Company's "Style Select Series" product.  The "Style Select Series" is a group of mutual funds that are each managed by three industry-recognized fund managers.  Additional "Focus Portfolios" in the Style Select Series were added in 1999 and 2000.   The Focus Portfolios utilize three leading independent money managers, each of whom manages one-third of the portfolio by choosing ten favorite stocks.  Sales of the "Style Select Series" products totaled $2.05 billion in 2000, compared to $938.5 million in 1999 and $550.6 million in 1998.  Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $819.9 million in 2000, $571.5 million in 1999 and $402.5 million in 1998, which represent 14.3%, 16.8% and 17.5%, respectively, of average related mutual fund assets.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $44.3 million in 2000, compared  with $24.9 million in 1999 and $18.6 million in 1998.  The consecutive increases in expenses principally reflect the higher costs  related to servicing the Company's rapidly growing blocks of mutual funds, as well as certain costs of marketing such products.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $33.0 million in 2000, compared with $21.9 million in 1999 and $13.9 million in 1998.  The increases in amortization were primarily due to additional mutual fund sales and the subsequent amortization of related deferred commissions and other direct selling costs.

      BROKER DEALER OPERATIONS

      PRETAX INCOME totaled $29.5 million in 2000, $20.6 million in 1999 and $22.4 million in 1998.  The 43.2% improvement in 2000 over 1999 primarily resulted from increased net retained commissions, partially offset by increased general and administrative expenses.  The 8.0% decrease in 1999 as compared to 1998 resulted from increased general and administrative expenses and lower net investment income, offset by increased fee income.

      NET RETAINED COMMISSIONS are derived from commissions on the sales of proprietary and nonproprietary investment products, after deducting the substantial portion of such commissions that is passed on to registered representatives.  Approximately 90% of commission payments Royal receives is paid to its registered representatives.  Net retained commissions totaled $58.3 million in 2000, $49.0 million in 1999 and $46.9 million in 1998.  Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $13.25 billion in 2000, $13.40 billion in 1999 and $14.37 billion in 1998.  Fluctuations in net retained commissions may not be proportionate to fluctuations in sales primarily due to changes in sales mix.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $32.1 million in 2000, compared with $28.4 million in 1999 and $24.6 million in 1998.  The  increases in 2000 over 1999 and in 1999 over 1998 principally reflect  increases in marketing expenses and technology expenses.

      FINANCIAL CONDITION AND LIQUIDITY

      SHAREHOLDER'S EQUITY increased to $1.13 billion at December 31, 2000 from $935.1 million at December 31, 1999, due principally to $215.6 million of net income recorded in 2000 and a $47.0 million decrease in accumulated other comprehensive loss, offset by a $69.0 million dividend paid to the Parent.

      INVESTED  ASSETS at  December 31, 2000  totaled  $5.26  billion, compared with $5.55 billion at December 31, 1999.  The Company manages most of its invested assets internally.  The Company's general investment philosophy is to hold fixed-rate assets for long-term investment.  Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities,  changes  in  prepayment  risk,  changes  in  the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

      THE BOND PORTFOLIO, which constituted 76% of the Company's total investment portfolio at December 31, 2000, had an amortized cost that was $122.7 million greater than its aggregate fair value at December 31, 2000 and $202.6 million greater than its aggregate fair value at December 31, 1999.  The decrease in net unrealized losses on the Bond Portfolio during 2000 principally reflects the decline in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at December 31, 2000.

      At December 31, 2000, the Bond Portfolio (excluding $1.4 million of redeemable preferred stocks) included $3.94 billion of bonds rated by Standard & Poor's ("S&P"), Moody's Investors Service ("Moody's"), Fitch ("Fitch") or the National Association of Insurance Commissioners ("NAIC"), and $65.7 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC.  At December 31, 2000, approximately $3.74 billion of the Bond Portfolio was investment grade, including $1.66 billion of U.S. government/agency securities and mortgage-backed securities ("MBS").

      At December 31, 2000, the Bond Portfolio included $267.9 million of bonds that were not investment grade.  These non-investment-grade bonds accounted for approximately 1.0% of the Company's total assets and approximately 5.1% of its invested assets.

      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities.  The Company had no material concentrations of non-investment-grade securities at December 31, 2000.

      The table on the next page summarizes the Company's rated bonds by rating classification as of December 31, 2000.

RATED BONDS BY RATING CLASSIFICATION (Dollars in thousands)
Issues Rated by S& P/Moody's/DCR/Fitch			Issues not rated by S&P/Moody's DCR/Fitch, by NAIC Category			Total

S&P/(Moody's) [DCR] {Fitch} category (1)	Amortized cost	Estimated fair value	NAIC category (2)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Percent of invested assets

AAA+ to A-
(Aaa to A3)
[AAA to A-]
{AAA to A-}	$2,947,732	$2,920,444	1	$104,582	$107,012	$3,052,314	$3,027,456	57.53%

BBB+ to BBB-
(Baa1 to Baa3)
[BBB+ to BBB-]
{BBB+ to BBB-}	610,893	594,116	2	120,087	117,064	730,980	711,180	13.51%

BB+ to BB-
(Ba1 to Ba3)
[BB+ to BB-]
{BB+ to BB-}	70,213	59,893	3	11,839	9,320	82,052	69,213	1.32%

B+ to B-
(B1 to B3)
[B+ to B-]
{B+ to B-}	209,959	168,882	4	8,000	7,524	217,959	176,406	3.35%

CCC+ to C
(Caa to C)
[CCC]
{CCC+ to C-}	39,850	16,420	5	6,000	5,807	45,850	22,227	0.42%

CI to D
[DD]
{D}	40	40	6	---	5	40	45	0.00%

TOTAL RATED ISSUES	$3,878,687	$3,759,795		$250,508	$246,732	$4,129,195	$4,006,527

Footnotes appear on the following page.

Footnotes to the table of Rated Bonds by Rating Classification
(1)

S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default).  A plus (+) or minus (-) indicates the debt's relative standing within the rating category.  A security rated BBB- or higher is considered investment grade.  Moody's rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing).  The number 1,2 or 3 (with 1 the highest and 3 the lowest) indicates the debt's relative standing within the rating category.  A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody's and Fitch ratings if rated by multiple agencies.

(2)	Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $65.7 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

      Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $255.8 million at December 31, 2000.  Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer.  At December 31, 2000, Secured Loans consisted of $74.9 million of publicly traded securities and $180.9 million of privately traded securities.  These Secured Loans are composed of loans to 48 borrowers spanning 14 industries, with 19% of these assets concentrated in utilities, 9% concentrated in financial institutions and 9% concentrated in technology.  No other industry constituted more than 8% of these assets.

      While the trading market for the Company's privately traded Secured Loans is more limited than for publicly traded issues, management believes that participation in these transactions has enabled the Company to improve its investment yield.  As a result of restrictive financial covenants, these Secured Loans involve greater risk of technical default than do publicly traded investment-grade securities.  However, management believes that the risk of loss upon default for these Secured Loans is mitigated by such financial covenants and the collateral values underlying the Secured Loans. The Company's Secured Loans are rated by S&P, Moody's, Fitch, the NAIC or by the Company, pursuant to comparable statutory ratings guidelines established by the NAIC.

      MORTGAGE LOANS aggregated $684.2 million at December 31, 2000 and consisted of 130 commercial first mortgage loans with an average loan balance of approximately $5.3 million, collateralized by properties located in 30 states.  Approximately 31% of this portfolio was office, 18% was multifamily residential, 17% was manufactured housing, 10% was hotels, 9% was industrial, 5% was retail, and 10% was other types.  At December 31, 2000, approximately 33% and 10% of this portfolio were secured by properties located in California and New York, respectively, and no more than 8% of this portfolio was secured by properties located in any other single state. At December 31, 2000, there were 14 mortgage loans with outstanding balances of $10 million or more, which collectively aggregated approximately 41% of this portfolio.  At December 31, 2000, approximately 26% of the mortgage loan portfolio consisted of loans with balloon payments due before January 1, 2004.  During 2000, 1999 and 1998, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

      At December 31, 2000, approximately 10% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions.  Such loans generally have higher average interest rates than loans that could be originated today.  The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards.  Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences.  This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types.  However, due to the seasoned nature of the Company's mortgage loan portfolio and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

      SEPARATE ACCOUNT SEED MONEY totaled $104.7 million at December 31, 2000, compared to $144.2 million at December 31, 1999, and consists of seed money for mutual funds used as investment vehicles for the Company's variable annuity separate accounts and for SunAmerica Asset Management's mutual funds.

      OTHER INVESTED ASSETS aggregated $18.5 million at December 31, 2000, compared with $31.6 million at December 31, 1999, and consist of collateralized bond obligations and other investments.

      ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation.  The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return.  The Company does not have a specific target rate of return.  Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates and general economic conditions.  Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.  The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 82% of the Company's fixed annuity, universal life and GIC reserves had surrender penalties or other restrictions at December 31, 2000.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios.  With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities.  The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; and investments in limited partnerships that invest primarily in fixed-rate securities.  At December 31, 2000, these assets had an aggregate fair value of $5.20 billion with a duration of 2.9.  The Company's fixed-rate liabilities include fixed annuity, GIC and universal life reserves and subordinated notes.  At December 31, 2000, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $4.77  billion  with a duration of 3.2.  The Company's potential  exposure due to a 10% decrease in prevailing interest rates from their December 31, 2000 levels is a loss of approximately $2.3 million, representing the increase in the fair value of its fixed-rate liabilities that is not offset by an increase in the fair value of its fixed-rate assets.  Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that  actual  losses  would  be  less  than  the  estimated  potential loss.

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

       As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities.  Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes.  The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments.  At December 31, 2000, the Company had two outstanding Swap Agreements with a total notional principal of $125.7 million.  These agreements mature in June 2002 and December 2024.

       The Company also seeks to provide liquidity from time to time by using reverse repurchase agreements ("Reverse Repos") and by investing in MBSs. It also seeks to enhance its spread income by using Reverse Repos.  Reverse Repos involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed upon price and are generally over-collateralized.  MBSs are generally investment-grade securities collateralized by large pools of mortgage loans.  MBSs generally pay principal and interest monthly.  The amount of principal and interest payments may fluctuate as a result of repayments of the underlying mortgage loans.

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

      INVESTED ASSETS EVALUATION is routinely conducted by the Company. Management identifies monthly those investments that require additional monitoring and carefully reviews the carrying values of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary.  In making these reviews for bonds, management principally considers the adequacy of any collateral, compliance with contractual covenants, the borrower's recent financial performance, new reports and other externally generated information concerning the creditor's affairs. In the case of publicly traded bonds, management also considers market value quotations, if available.  For mortgage loans, management generally considers information concerning the mortgaged property and, among other things, factors impacting the current and expected payment status of the loan and, if available, the current fair value of the underlying collateral. For investments in partnerships, management reviews the financial statements and other information provided by the general partners.

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

      DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $3.6 million of bonds at December 31, 2000, and constituted less than 0.1% of total invested assets.  At December 31, 1999, defaulted investments totaled $0.9 million ($0.2 million of bonds and $0.7 million of mortgage loans) and constituted less than 0.1% of total invested assets.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales.   At December 31, 2000, approximately $1.60 billion of the Company's Bond Portfolio  had an  aggregate  unrealized  gain  of  $34.4 million, while approximately $2.41 billion of the Bond Portfolio had an aggregate unrealized loss of $157.1 million.  In addition, the Company's investment portfolio currently provides approximately $50.6 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company's annuity and GIC products have been more than sufficient in amount to satisfy the Company's liquidity needs.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management's Disclosure and Analysis of Financial Condition and Results of Operations on pages 25 and 26 herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's consolidated financial statements begin on page F-3. Reference is made to the Index to Financial Statements on page F-1 herein.

ITEM 9.  CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

      The directors and principal officers of Anchor National Life Insurance Company (the "Company") as of March 26, 2001 are listed below, together with information as to their ages, dates of election and principal business occupation during the last five years (if other than their present business occupation).

				Other Positions and
			Year	Other Business
		Present	Assumed	Experience Within
Name	Age	Position	Position	Last Five Years**	From-To

Jay S. Wintrob*	43	President and	2000	Vice Chairman and	1998-2000
		Chief Executive	2001	Chief Operating
		Officer of the		Officer of SAI
		Company		Executive Vice	1991
		President and	2000	President of the
		Chief Executive	2001	Company
		Officer of		(Joined SAI in 1987)
		SunAmerica Inc.
		("SAI")

James R. Belardi*	43	Senior Vice	1992	(Joined SAI in 1986)
		President of
		the Company
		Executive Vice	1995
		President of
		SAI

Marc H. Gamsin*	45	Senior Vice	1999	Executive Vice President,	1998 to
		President of the		SunAmerica Investments,	Present
		Company		Inc. (GA)
		Executive Vice	2001	Executive Vice President,	1997-1998
		President of SAI		SunAmerica Investments,
				Inc. (DE)
				Partner, O'Melveny &	1976-1996
				Myers, LLP

Jana W. Greer*	48	Senior Vice	1994	(Joined SAI in 1974)
		President of the
		Company
		Senior Vice	1992
		President of
		SAI

_______________________________ * Also serves as a director **Unless otherwise indicated, officers and positions are with SunAmerica Inc.

				Other Positions and
			Year	Other Business
		Present	Assumed	Experience Within
Name	Age	Position	Position	Last Five Years**	From-To

N. Scott Gillis*	47	Senior Vice	1994	Senior Vice President	1994-1999
		President		and Controller,
		of the Company		SunAmerica Life Insurance
		Vice President	1997	Companies ("SLC")
		and Controller	2000	(Joined SAI in 1985)
		of SAI

Gregory M. Outcalt	38	Senior Vice	2000	Vice President, SLC	1993-1999
		President of the		(Joined SAI in 1986)
		Company

Edwin R. Raquel	43	Senior Vice	1995	Vice President,	1990-1995
		President and		Actuary, SLC
		Chief Actuary
		of the Company

Mark A. Zaeske	33	Treasurer of	2001	Assistant Treasurer,	1999-2000
		the Company		Citigroup
		Treasurer of	2000	Associate Director,	1996-1999
		SAI		Citigroup
				Treasury Financial	1994-1996
				Analyst,
				Atlantic Richfield Company

P. Daniel Demko, Jr.	51	Vice President	1999	Executive Vice President,	1998 to
		of the Company		SunAmerica Retirement	Present
				Markets, Inc.
				President & Vice	1995-1998
				Chairman, Global Health
				Network, LLC
				Owner, P. Demko Company	1992-1995

Lawrence M. Goldman	39	Vice President,	2000	Associate General	1998-2000
		Co-General Counsel		Counsel of SAI
		and Assistant		Senior Vice President,	1995-1998
		Secretary of		Imperial Premium
		the Company		Finance, Inc.
		Vice President,	2000
		Co-General Counsel
		and Assistant
		Secretary of SAI

J. Franklin Grey	48	Vice President	1994	Vice President of	1994 to
		of the Company		Certain SLC	Present

_______________________________ * Also serves as a director **Unless otherwise indicated, officers and positions are with SunAmerica Inc.

				Other Positions and
			Year	Other Business
		Present	Assumed	Experience Within
Name	Age	Position	Position	Last Five Years**	From-To

Maurice S. Hebert	38	Vice President	2000	Vice President and	1998-2000
		and Controller		Assistant Controller,
		of the Company		SunAmerica Financial
				Director, Investment	1997-1998
				Accounting, SAI
				Manager, Investment	1993-1997
				Accounting, SAI

Christine A. Nixon	36	Vice President,	2000	Associate General	1997-2000
		Co-General		Counsel of SAI
		Counsel and		Associate Counsel	1993-1997
		Secretary of		of SAI
		the Company
		Vice President,	2000
		Co-General
		Counsel and
		Secretary
		of SAI

Edward P. Nolan, Jr.	51	Vice President	1993	(Joined SAI in 1989)
		of the Company

Stewart R. Polakov	41	Vice President	2000	Vice President,	1997-1999
		of the Company		SunAmerica Financial,
				Director, Investment	1994-1997
				Accounting, SAI
				(Joined SAI in 1991)

Scott H. Richland	38	Vice President	1994	Senior Vice President	1997-1998
		of the Company		and Treasurer of SAI
		Senior Vice	1997	Vice President and	1995-1997
		President of SAI		Treasurer of SAI
				(Joined SAI in 1990)

Ron H. Tani	38	Vice President	2000	Vice President,	2000-
		of the Company		SunAmerica Financial	Present
				Director of Product	1995-2000
				Development, SLC

_______________________________ * Also serves as a director **Unless otherwise indicated, officers and positions are with SunAmerica Inc.

ITEM 11.  EXECUTIVE COMPENSATION

      All of the executive officers of the Company also serve as employees of SunAmerica Inc. or its affiliates and receive no compensation directly from the Company.

      The following table shows the cash compensation paid or earned, based on these allocations, to the chief executive officer and top four executive officers of the Company whose allocated compensation exceeds $100,000 for services rendered in all capacities to the Company during 2000:

Name of Individual or	Capacities In	Allocated Cash
Number in Group	Which Served	Compensation

Jay S. Wintrob	President and Chief Executive	$ 435,648
Officer
Eli Broad	Chairman	$ 340,938
Jana Waring Greer	Senior Vice President	$ 571,211
Daniel P. Demko	Vice President	$ 496,724
James Belardi	Senior Vice President	$ 203,843

      Directors of the Company who are also employees of SunAmerica Inc. or its affiliates receive no compensation in addition to their compensation as employees of SunAmerica Inc. or its affiliates.

ITEM 12.  SECURITY OWNERSHIP OR CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The Company is an indirect wholly owned subsidiary of American International Group, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                 Reference is made to the index set forth on page F-1 of this report.

EXHIBITS Exhibit No.	Description
2(a)	Purchase and Sale Agreement, dated as of July 15, 1998, by and among the Company, SunAmerica Inc. ("SAI"), First SunAmerica Life Insurance Company and MBL Life Assurance Corporation, is incorporated herein by reference to Exhibit 2(e) to SAI's 1998 Annual Report on Form 10-K, filed December 21, 1998.
3(a)	Amended and Restated Articles of Incorporation and Articles of Redomestication, filed with the Arizona Department of Insurance on December 22, 1995, is incorporated herein by reference to Exhibit 3(a) to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1995, filed February 14, 1996.
3(b)	Amended and Restated Bylaws, as adopted January 1, 1996, is incorporated herein by reference to Exhibit 3(b) to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1995, filed February 14, 1996.
3(c)	Amended and Restated Bylaws, as amended January 2, 2001.
4(a)	Amended and Restated Articles of Incorporation and Articles of Redomestication, filed with the Arizona Department of Insurance on December 12, 1996. See Exhibit 3(a).
4(b)	Amended and Restated Bylaws, as adopted January 1, 1996. See Exhibit 3(b).
4(c)	Amended and Restated Bylaws, as amended January 2, 2001. See Exhibit 3(c).
10(a)	Subordinated Loan Agreement for Equity Capital, dated August 4, 1999, between the Company's subsidiary, Royal Alliance Associates, Inc., and SAI, defining SAI's rights with respect to the 8.0% notes due September 23, 2002.
10(b)	Second Amendment to Subordinated Loan Agreement for Equity Capital, dated as of September 13, 1999, between the Company's subsidiary, SunAmerica Asset Management Corp., and SAI, extending the maturity date to September 13, 2002 and adjusting the interest rate to 8% for the unpaid principal under the Amendment to Subordinated Loan Agreement for Equity Capital, dated September 3, 1996, with a maturity date of September 13, 1999.
10(c)	Amendment to Subordinated Loan Agreement for Equity Capital, dated as of May 22, 2000, between the Company's subsidiary, SunAmerica Capital Services, Inc. ("SACS") and SAI, extending the maturity date to June 30, 2002 and changing the interest rate to 9.5% of a Subordinated Loan Agreement for Equity Capital, dated as of April 29, 1998, defining SAI's rights with respect to the 8.5% notes due June 27, 2001.

EXHIBITS Exhibit No.	Description
10(d)	Amendment to Subordinated Loan Agreement for Equity Capital, dated as of May 22, 2000, between the Company's subsidiary, SACS, and SAI, extending the maturity date to July 30, 2002 and changing the interest rate to 9.5% of a Subordinated Loan Agreement for Equity Capital, dated as of June 3, 1998, defining SAI's rights with respect to the 8.5% notes due July 30, 2001.
10(e)	Amendment to Subordinated Loan Agreement for Equity Capital, dated as of September 30, 2000, between the Company's subsidiary, SACS, and SAI, extending the maturity date to October 31, 2004 and changing the interest rate to 9.5% of a Subordinated Loan Agreement for Equity Capital, dated as of August 25, 1998, defining SAI's rights with respect to the 8.5% notes due October 30, 2001.
10(f)	Subordinated Loan Agreement for Equity Capital, dated as of March 12, 1999, between the Company's subsidiary, SACS, and SAI, defining SAI's rights with respect to the 8.5% notes due April 30, 2002, is incorporated herein by reference to Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1999, filed May 14, 1999.
10(g)	Subordinated Loan Agreement for Equity Capital, dated as of August 9, 1999, between the Company's subsidiary, SACS, and SAI, defining SAI's rights with respect to the 8% notes due September 30, 2002, incorporated herein by reference to Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1999, filed November 15, 1999.
10(h)	Subordinated Loan Agreement for Equity Capital, dated as of March 17, 2000, between the Company's subsidiary, SACS, and SAI, defining SAI's rights with respect to the 8.75% notes due April 30, 2003, is incorporated herein by reference to Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000, filed May 12, 2000.
10(i)	Subordinated Loan Agreement for Equity Capital, dated February 21, 2000, between the Company's subsidiary, SACS, and SAI, defining SAI's rights with respect to the 8.5% notes due March 31, 2003, is incorporated herein by reference to Exhibit 10(b) to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000, filed May 12, 2000.
10(j)	Asset Lease Agreement, dated June 26, 1998, between the Company and Aurora National Life Assurance Company ("Aurora"), relating to a lease from Aurora of certain information relating to single premium deferred annuities, is incorporated herein by reference by Exhibit 10(h) to the Company's Form 10-K, filed December 23, 1998.
21	Subsidiaries of the Company

REPORTS ON FORM 8-K No current report on Form 8-K was filed during the three months ended December 31, 2000.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR NATIONAL LIFE INSURANCE COMPANY

BY /S/ N. SCOTT GILLIS
N. Scott Gillis
Senior Vice President and Director

March 26, 2001

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ N. SCOTT GILLIS	Senior Vice President and	March 26, 2001
N. Scott Gillis	Director (Principal
Financial Officer)

/s/ MAURICE S. HEBERT	Vice President & Controller	March 26, 2001
Maurice S. Hebert	(Principal Accounting
Officer)

/s/ JAY S. WINTROB	President, Chief Executive	March 26, 2001
Jay S. Wintrob	Officer and Director

/s/ JAMES R. BELARDI	Senior Vice President	March 26, 2001
James R. Belardi	and Director

/s/ MARC H. GAMSIN	Senior Vice President	March 26, 2001
Marc H. Gamsin	and Director

/s/ JANA W. GREER	Senior Vice President	March 26, 2001
Jana W. Greer	and Director

/s/ EDWIN R. RAQUEL	Senior Vice President	March 26, 2001
Edwin R. Raquel	and Chief Actuary

ANCHOR NATIONAL LIFE INSURANCE COMPANY INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Number(s)

Report of Independent Accountants	F-2

Consolidated Balance Sheet - December 31, 2000 and
December 31, 1999	F-3 to F-4

Consolidated Statement of Income and Comprehensive
Income - Years Ended December 31, 2000 and 1999,
Three Months Ended December 31, 1998 and Year
Ended September 30, 1998	F-5 to F-6

Consolidated Statement of Cash Flows - Years Ended
December 31, 2000 and 1999, Three Months Ended
December 31, 1998 and Year Ended September 30, 1998	F-7 to F-8

Notes to Consolidated Financial Statements	F-9 to F-37

Report of Independent Accountants

To the Board of Directors and Shareholder of
Anchor National Life Insurance Company:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Anchor National Life Insurance Company and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, for the three months ended December 31, 1998 and for the year ended September 30, 1998, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits on these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Woodland Hills, California
January 31, 2001

ANCHOR NATIONAL LIFE INSURANCE COMPANY CONSOLIDATED BALANCE SHEET
	December 31, 2000	December 31, 1999

	(In thousands)

ASSETS

Investments:
Cash and short-term investments	$169,701	$462,915
Bonds, notes and redeemable
preferred stocks available for sale,
at fair value (amortized cost:
December 2000, $4,130,570;
December 1999, $4,155,728)	4,007,902	3,953,169
Mortgage loans	684,174	674,679
Policy loans	244,436	260,066
Separate account seed money	104,678	144,231
Common stocks available for sale,
at fair value (cost: December 2000,
$1,001; December 1999, $0)	974	---
Partnerships	8,216	4,009
Real estate	24,139	24,000
Other invested assets	18,514	31,632

Total investments	5,262,734	5,554,701

Variable annuity assets held in separate
accounts	20,393,820	19,949,145
Accrued investment income	57,555	60,584
Deferred acquisition costs	1,286,456	1,089,979
Receivable from brokers for sales of
securities	15	54,760
Income taxes currently receivable from Parent	60,992	---
Deferred income taxes	---	53,445
Other assets	127,906	111,880

TOTAL ASSETS	$27,189,478	$26,874,494

See accompanying notes to consolidated financial statements

ANCHOR NATIONAL LIFE INSURANCE COMPANY CONSOLIDATED BALANCE SHEET (Continued)
	December 31, 2000	December 31, 1999

	(In thousands)

LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
Reserves for fixed annuity contracts	$2,778,229	$3,254,895
Reserves for universal life insurance
contracts	$1,832,667	$1,978,332
Reserves for guaranteed investment
contracts	610,672	305,570
Payable to brokers for purchases of
securities	3,662	139
Income taxes currently payable	---	23,490
Modified coinsurance deposit liability	97,647	140,757
Other liabilities	203,015	249,224

Total reserves, payables and accrued
liabilities	5,525,892	5,952,407

Variable annuity liabilities related to
separate accounts	20,393,820	19,949,145

Subordinated notes payable to affiliates	55,119	37,816

Deferred income taxes	85,978	---

Shareholder's equity:
Common Stock	3,511	3,511
Additional paid-in capital	493,010	493,010
Retained earnings	697,730	551,158
Accumulated other comprehensive loss	(65,582)	(112,553)

Total shareholder's equity	1,128,669	935,126

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$27,189,478	$26,874,494

See accompanying notes to consolidated financial statements

ANCHOR NATIONAL LIFE INSURANCE COMPANY CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Years Ended December 31,		Three Months Ended December 31, 1998	Year Ended September 30, 1998
	2000	1999

	(In thousands)

Investment income	$399,355	$516,001	$53,553	$218,793

Interest expense on:
Fixed annuity contracts	(140,322)	(231,929)	(22,828)	(112,695)
Universal life insurance
contracts	(86,263)	(102,486)	---	---
Guaranteed investment contracts	(34,124)	(19,649)	(3,980)	(17,787)
Senior indebtedness	---	(199)	(34)	(1,498)
Subordinated notes payable to
affiliates	(4,144)	(3,474)	(853)	(3,114)

Total interest expense	(264,853)	(357,737)	(27,695)	(135,094)

NET INVESTMENT INCOME	134,502	158,264	25,858	83,699

NET REALIZED INVESTMENT GAINS (LOSSES)	(15,177)	(19,620)	271	19,482

Fee income:
Variable annuity fees	400,495	306,417	58,806	200,867
Net retained commissions	62,202	51,039	11,479	48,561
Asset management fees	73,922	43,510	8,068	29,592
Universal life insurance fees, net	20,258	28,932	---	---
Surrender charges	20,963	17,137	3,239	7,404
Other fees	12,959	6,327	1,738	3,938

TOTAL FEE INCOME	590,799	453,362	83,330	290,362

GENERAL AND ADMINISTRATIVE EXPENSES	(171,627)	(146,683)	(21,268)	(92,929)

AMORTIZATION OF DEFERRED
ACQUISITION COSTS	(158,007)	(116,840)	(27,070)	(72,713)

ANNUAL COMMISSIONS	(56,473))	(40,760)	(6,624)	(18,209)

PRETAX INCOME	324,017	287,723	54,497	209,692

Income tax expense	(108,445)	(103,025)	(20,106)	(71,051)

NET INCOME	$215,572	$184,698	$34,391	$138,641

See accompanying notes to consolidated financial statements

ANCHOR NATIONAL LIFE INSURANCE COMPANY CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Continued)
	Years Ended December 31,		Three Months Ended December 31, 1998	Year Ended September 30, 1998
	2000	1999

	(In thousands)

OTHER COMPREHENSIVE INCOME (LOSS)
NET OF TAX:
Net unrealized gains (losses)
on debt and equity securities
available for sale identified in the
current period (net of income
tax expense of $20,444 and
income tax benefit of $63,900,
$5,517 and $2,168 for the
years ended December 31,
2000 and 1999, the three
months ended December 31,
1998 and the year ended
September 30, 1998,
respectively)	$37,968	$(118,669)	$(10,249)	$(4,027)

Less reclassification
adjustment for net realized
losses (gains) included in net
income (net of income tax
expense of $4,848, $4,165 and
$116 and income tax benefit
of $3,210 for the years ended
December 31, 2000 and 1999,
the three months ended
December 31, 1998 and the
year ended September 30, 1998,
respectively)	9,003	7,735	215	(5,963)

OTHER COMPREHENSIVE INCOME (LOSS)	46,971	(110,934)	(10,034)	(9,990)

COMPREHENSIVE INCOME	$262,543	$73,764	$24,357	$128,651

See accompanying notes to consolidated financial statements

ANCHOR NATIONAL LIFE INSURANCE COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,		Three Months Ended December 31, 1998	Year Ended September 30, 1998

	2000	1999

	(In thousands)

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income	$215,572	$184,698	$34,391	$138,641
Adjustments to reconcile net
income to net cash provided
by operating activities:
Interest credited to:
Fixed annuity contracts	140,322	231,929	22,828	112,695
Universal life insurance
contracts	86,263	102,486	---	---
Guaranteed investment
contracts	34,124	19,649	3,980	17,787
Net realized investment
(gains)losses	15,177	19,620	(271)	(19,482)
Amortization (accretion) of
net premiums (discounts)
on investments	(2,198)	(18,343)	(1,199)	447
Universal life insurance fees	(20,258)	(28,932)	---	---
Amortization of goodwill	1,455	776	356	1,422
Provision for deferred
income taxes	114,127	(100,013)	15,945	34,087
Change in:
Accrued investment income	3,029	9,155	(1,512)	(4,649)
Deferred acquisition costs	(204,077)	(208,228)	(34,328)	(160,926)
Other assets	(16,628)	(5,661)	(21,070)	(19,374)
Income taxes currently
receivable/ payable	(84,482)	12,367	16,992	(38,134)
Other liabilities	(12,520)	49,504	5,617	(2,248)
Other, net	43,376	20,729	5,510	(5,599)

NET CASH PROVIDED BY OPERATING
ACTIVITIES	313,282	289,736	47,239	54,667

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchases of:
Bonds, notes and redeemable
preferred stocks	(881,647)	(4,130,682)	(392,515)	(1,970,502)
Mortgage loans	(144,303)	(331,398)	(4,962)	(131,386)
Other investments, excluding
short-term investments	(66,722)	(227,268)	(1,992)	---
Sales of:
Bonds, notes and redeemable preferred stocks	468,221	2,660,931	265,039	1,602,079
Other investments, excluding
short-term investments	60,538	65,395	142	42,458
Redemptions and maturities of:
Bonds, notes and redeemable preferred stocks	429,347	1,274,764	37,290	424,393
Mortgage loans	136,277	46,760	7,699	80,515
Other investments, excluding
short-term investments	122,195	21,256	853	67,213
Cash and short-term investments
acquired in coinsurance
transaction with MBL Life
Assurance Corporation	---	---	3,083,211	---
Net cash and short-term investments
transferred from (to) affiliates
in assumption with MBL Life
Assurance Corporation	(3,314)	(371,634)	---	---

NET CASH PROVIDED (USED IN) BY
INVESTING ACTIVITIES	$120,592	$(991,876)	$2,994,765	$114,770

See accompanying notes to consolidated financial statements

ANCHOR NATIONAL LIFE INSURANCE COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Years Ended December 31,		Three Months Ended December 31, 1998	Year Ended September 30, 1998

	2000	1999

	(In thousands)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Premium receipts on:
Fixed annuity contracts	$1,764,600	$2,016,851	$351,616	$1,512,994
Universal life insurance
contracts	58,738	78,864	---	---
Guaranteed investment
contracts	350,000	---	---	5,619
Net exchanges from the fixed
accounts of variable annuity
contracts	(1,994,710)	(1,821,324)	(448,762)	(1,303,790)
Withdrawal payments on:
Fixed annuity contracts	(320,778)	(2,232,374)	(41,554)	(191,690)
Universal life insurance
contracts	(145,067)	(81,634)	---	---
Guaranteed investment
contracts	(78,312)	(19,742)	(3,797)	(36,313)
Claims and annuity payments on:
Fixed annuity contracts	(114,761)	(46,578)	(9,333)	(40,589)
Universal life insurance
contracts	(118,302)	(158,043)	---	---
Net receipts from (repayments
of) other short-term
financings	(33,689)	(129,512)	9,545	(10,944)
Net receipt (payment) related
to a modified coinsurance
transaction	(43,110)	140,757	(170,436)	166,631
Net receipts from issuances of
subordinated notes payable
to affiliate	17,303	---	170,436	---
Change in capital	---	114,336	70,000	---
Dividends paid to Parent	(69,000)	---	---	(51,200)

NET CASH PROVIDED (USED IN) BY
FINANCING ACTIVITIES	(727,088)	(2,138,399)	(72,285)	50,718

NET INCREASE (DECREASE) IN CASH
AND SHORT-TERM INVESTMENTS	(293,214)	(2,840,539)	2,969,719	220,155

CASH AND SHORT-TERM INVESTMENTS
AT BEGINNING OF PERIOD	462,915	3,303,454	333,735	113,580

CASH AND SHORT-TERM INVESTMENTS
AT END OF PERIOD	$169,701	$462,915	$3,303,454	$333,735

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid on indebtedness	$1,841	$3,787	$1,169	$3,912

Net income taxes paid (refunded)
to Parent	$78,796	$190,126	$(12,302)	$74,932

See accompanying notes to consolidated financial statements

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

Anchor National Life Insurance Company, including its wholly owned subsidiaries, (the "Company") is an Arizona-domiciled life insurance company which conducts its business through three segments:  annuity operations, asset management operations and broker-dealer operations. Annuity operations consist of the sale and administration of deposit-type insurance contracts, including fixed and variable annuities, universal life insurance contracts and guaranteed investment contracts ("GICs").  Asset management operations, which include the distribution and management of mutual funds, are conducted by SunAmerica Asset Management Corp. ("SunAmerica Asset Management"), the Company's registered investment advisor and wholly owned subsidiary and its related distributor, SunAmerica Capital Services, Inc. ("SACS").  Broker-dealer operations involve the sale of securities and financial services products, and are conducted by Royal Alliance Associates, Inc. ("Royal"), a wholly owned subsidiary of the Company.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the amounts reports in the financial statements and the accompanying notes.  Actual results could differ from those estimates.

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

Mortgage loans are carried at amortized unpaid balances, net of provisions for estimated losses.  Policy loans are carried at unpaid balances.  Separate account seed money consists of seed money for mutual funds used as investment vehicles for the Company's variable annuity separate accounts and is valued at market.  Limited partnerships are accounted for by the cost method of accounting.  Real estate is carried at cost, reduced by impairment provisions.  Common stock is carried at fair value.  Other invested assets include collateralized bond obligations and investments in mutual funds for the Company's asset management operations.

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

INTEREST RATE SWAP AGREEMENTS:  The net differential to be paid or received on interest rate swap agreements ("Swap Agreements") entered into to reduce the impact of changes in interest rates is recognized over the lives of the agreements, and such differential is classified as Investment Income or Interest Expense in the income statement. Initially, Swap Agreements are designated as hedges and, therefore, are not marked to market.  However, when a hedged asset/liability is sold or repaid before the related Swap Agreement matures, the Swap Agreement is marked to market and any gain/loss is classified with any gain/loss realized on the disposition of the hedged asset/liability. Subsequently, the Swap Agreement is marked to market and the resulting change in fair value is included in Investment Income in the income statement.  When a Swap Agreement that is designated as a hedge is terminated before its contractual maturity, any resulting gain/loss is credited/charged to the carrying value of the asset/liability that it hedged and is treated as a premium/discount for the remaining life of the asset/liability.  Upon adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and related implementation guidance, the Company will be required to mark all swap agreements to market as of January 1, 2001 (see "Recently Issued Accounting Standards").  Such adjustment is not anticipated to be material to the shareholder's equity of the Company.

DEFERRED ACQUISITION COSTS:  Policy acquisition costs are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the annuity contracts.  Estimated gross profits are composed of net interest income, net unrealized investment gains and losses, variable annuity fees, universal life insurance fees, surrender charges and direct administrative expenses.  Costs incurred to sell mutual funds are also deferred and amortized over the estimated lives of the funds obtained. Deferred acquisition costs ("DAC") consist of commissions and other costs that vary with, and are primarily related to, the production or acquisition of new business.  The Company capitalized DAC of $362,085,000 and $312,764,000 for the years ended December 31, 2000 and 1999, respectively.

As debt and equity securities available for sale are carried at aggregate fair value, an adjustment is made to DAC equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields.  The change in this adjustment, net of tax, is included with the change in net unrealized gains or losses on debt and equity securities available for sale which is a component of accumulated other comprehensive income (loss) and is credited or charged directly to shareholder's equity.  DAC has been increased by  $21,800,000 and $29,400,000 at December 31, 2000 and 1999, respectively, for this adjustment.

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

GOODWILL:  Goodwill, amounted  to $21,604,000 (including accumulated amortization of $18,101,000) and $22,206,000 (including accumulated amortization of $16,350,000) at December 31, 2000 and 1999 respectively.  Goodwill is amortized by using the straight-line method over periods averaging 25 years and is included in Other Assets in the balance sheet.  Goodwill is evaluated for impairment when events or changes in economic conditions indicate that the carrying amount may not be recoverable.

CONTRACTHOLDER RESERVES:  Contractholder reserves for fixed annuity contracts and guaranteed investment contracts are accounted for as investment-type contracts in accordance with Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," and are recorded at accumulated value (premiums received, plus accrued interest, less withdrawals and assessed fees).  Contractholder reserves for universal life insurance contracts are equal to the policyholder account values before surrender charges.

MODIFIED COINSURANCE DEPOSIT LIABILITY:  Cash received as part of the modified coinsurance transaction described in Note 8 is recorded as a deposit liability.  Premiums from the reinsured business is allocated to pay down the liability pursuant to a repayment schedule.

FEE INCOME:  Variable annuity fees, asset management fees, universal life insurance fees and surrender charges are recorded in income as earned.  Net retained commissions are recognized as income on a trade date basis.

INCOME TAXES:  The Company files as a "life insurance company" under the provisions of the Internal Revenue Code of 1986.  Its federal income tax return is consolidated with those of its direct parent, SunAmerica Life Insurance Company (the "Parent"), and its affiliate, First SunAmerica Life Insurance Company ("FSA").  Income taxes have been calculated as if the Company filed a separate return.  Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using enacted income tax rates and laws.

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENTLY ISSUED ACCOUNTING STANDARDS:  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133").  The Company has reviewed and continues to review the effect of the implementation of SFAS 133, as amended by SFAS 138 and related implementation guidance.  This statement requires the Company to recognize all derivatives in the consolidated balance sheet measuring these derivatives at fair value.  The recognition of the change in the fair value of a derivative depends  on  a  number  of  factors, including the intended use of the derivative and, to the extent it is effective as part of a hedge transaction.  SFAS 133  was  postponed  by  SFAS  137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133, and now will be effective  for  the  Company  as  of  January 1, 2001.  Because of the Company's minimal use of derivatives, management does not anticipate that the new statement will have a significant effect on either the earnings or the financial position of the Company.

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

Results for the comparable prior year period are summarized below.

Three Months Ended December 31, 1997

(In thousands)

Investment income	$59,062

Net investment income	25,689

Net realized investment gains	20,935

Total fee income	63,984

Pretax income	67,654

Net income	$44,348

4.	ACQUISITION

On December 31, 1998, the Company acquired the individual life business  and  the  individual  and group annuity business of MBL Life Assurance Corporation ("MBL Life") (the "Acquisition"), via a 100% coinsurance transaction, for a cash purchase price of $128,420,000.

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	ACQUISITION (Continued)

As part of this transaction, the Company acquired assets having an aggregate fair value of $5,718,227,000, composed primarily of invested assets totaling $5,715,010,000.  Liabilities assumed in this acquisition totaled $5,831,266,000, including $3,460,503,000 of fixed annuity reserves, $2,308,742,000 of universal life reserves and $24,011,000 of guaranteed investment contract reserves.  The excess of the purchase price over the fair value of net assets received amounted to $92,687,000 at December 31, 2000, after adjustment for the transfer of the New York business to FSA (see below), and is included in Deferred Acquisition Costs in the accompanying consolidated balance sheet.  The income statements for the years ended December 31, 2000 and 1999 include the impact of the Acquisition.  On a pro forma basis, assuming the Acquisition had been consummated on October 1, 1997, the  beginning of the prior-year periods discussed herein, investment income would have been $514,433,000 and net income would have been $162,555,000 for the year ended September 30, 1998.

Included in the block of business acquired from MBL Life were policies whose owners are residents of New York State ("the New York Business").  On July 1, 1999, the New York Business was acquired by the Company's New York affiliate, FSA, via an assumption reinsurance agreement, and the remainder of the business converted to assumption reinsurance in the Company, which superseded the coinsurance agreement.  As part of this transfer, invested assets equal to $678,272,000, life reserves equal to $282,247,000, group pension reserves equal to $406,118,000, and other net assets of $10,093,000 were transferred to FSA.

The $128,420,000 purchase price was allocated between the Company and FSA based on the estimated future gross profits of the two blocks of business.  The portion allocated to FSA was $10,000,000.

As part of the Acquisition, the Company received $242,473,000 from MBL Life to pay policy enhancements guaranteed by the MBL Life rehabilitation agreement to policyholders meeting certain requirements. Of this amount, the Company was required to transfer $20,055,000 to the Parent for enhancements on policies which customers elected to convert to fixed annuity policies of the Parent. Included in the Company's reserves transferred to FSA in 1999 were $34,657,000 of such policy enhancement reserves. Based upon final actuarial calculations performed in the first quarter of 2000, $16,741,000 of such reserves were returned to the Company by FSA. A primary requirement was that annuity policyholders must have converted their MBL Life policy to a policy type currently offered by the Company or one of its affiliates by December 31, 1999. Pursuant to the agreement, the enhancements were scheduled to be credited in four installments on January 1, 2000, June 30, 2001, June 30, 2002 and June 30, 2003, to eligible policies still active on each of those dates.

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	ACQUISITION (Continued)

The Company's portion of the payment due on January 1, 2000 amounted to $58,329,000 and was either credited to the accounts of the policyholders or paid as benefits through withdrawals or accelerated death benefits during 2000.  On December 31, 2000, the enhancement reserve for such payments totaled $162,653,000.

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	INVESTMENTS
The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks available for sale by major category follow:

	Amortized Cost	Estimated Fair Value

	(In thousands)

AT DECEMBER 31, 2000:

Securities of the United States
Government	$19,164	$18,868
Mortgage-backed securities	1,651,581	1,636,304
Securities of public utilities	154,076	151,209
Corporate bonds and notes	1,426,845	1,329,001
Redeemable preferred stocks	1,375	1,375
Other debt securities	877,529	871,145

Total	$4,130,570	$4,007,902

AT DECEMBER 31, 1999:

Securities of the United States
Government	$24,688	$22,884
Mortgage-backed securities	1,505,729	1,412,134
Securities of public utilities	114,933	107,596
Corporate bonds and notes	1,676,006	1,596,469
Redeemable preferred stocks	4,375	4,547
Other debt securities	829,997	809,539

Total	$4,155,728	$3,953,169

The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks available for sale by contractual maturity, as of December 31, 2000, follow:

	Amortized Cost	Estimated Fair Value

	(In thousands)

Due in one year or less	$66,156	$64,269
Due after one year through
five years	805,277	795,040
Due after five years through
ten years	1,023,591	938,495
Due after ten years	583,965	573,794
Mortgage-backed securities	1,651,581	1,636,304

Total	$4,130,570	$4,007,902

Actual maturities of bonds, notes and redeemable preferred stocks will differ from those shown above due to prepayments and redemptions.

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	INVESTMENTS (Continued)
Gross unrealized gains and losses on bonds, notes and redeemable preferred stocks available for sale by major category follow:

	Gross Unrealized Gains	Gross Unrealized Losses

	(In thousands)

AT DECEMBER 31, 2000:

Securities of the United States
Government	$17	$(313)
Mortgage-backed securities	10,000	(25,277)
Securities of public utilities	267	(3,134)
Corporate bonds and notes	12,682	(110,526)
Other debt securities	11,482	(17,866)

Total	$34,448	$(157,116)

AT DECEMBER 31, 1999:

Securities of the United States
Government	$47	$(1,852)
Mortgage-backed securities	3,238	(96,832)
Securities of public utilities	13	(7,350)
Corporate bonds and notes	10,222	(89,758)
Redeemable preferred stocks	172	---
Other debt securities	4,275	(24,734)

Total	$17,967	$(220,526)

Gross unrealized gains on equity securities available for sale aggregated $18,000 at December 31, 2000.  Gross unrealized losses on equity securities available for sale aggregated $45,000 at December 31, 2000.  There were no unrealized gains or losses on equity securities available for sale at December 31, 1999.

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	INVESTMENTS (Continued)
Gross realized investment gains and losses on sales of investments are as follows:

	Years Ended December 31,		Three Months Ended	Year Ended
	2000	1999	December 31, 1998	September 30, 1998

	(In thousands)

BONDS, NOTES AND
REDEEMABLE PREFERRED
STOCKS:
Realized gains	$9,608	$8,333	$6,669	$28,086
Realized losses	(5,573)	(26,113)	(5,324)	(4,627)

MORTGAGE LOANS:
Realized losses	(276)	---	---	---

COMMON STOCKS:
Realized gains	610	4,239	12	337
Realized losses	---	(11)	(9)	---

OTHER INVESTMENTS:
Realized gains	1,091	---	573	8,824

IMPAIRMENT WRITEDOWNS	(20,637)	(6,068)	(1,650)	(13,138)

Total net realized
investment gains
(losses)	$(15,177)	$(19,620)	$271	$19,482

The sources and related amounts of investment income are as follows:

	Years Ended December 31,		Three Months Ended	Year Ended
	2000	1999	December 31, 1998	September 30, 1998

	(In thousands)

Short-term investments	$21,683	$61,764	$4,649	$12,524
Bonds, notes and
redeemable preferred
stocks	290,157	348,373	39,660	156,140
Mortgage loans	60,608	47,480	7,904	29,996
Common stocks	---	7	---	34
Real estate	121	(525)	13	(467)
Partnerships	7,031	6,631	352	24,311
Other invested assets	26,868	58,223	1,700	(572)

Less: investment expenses	(7,113)	(5,952)	(725)	(3,173)

Total investment
income	$399,355	$516,001	$53,553	$218,793

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	INVESTMENTS (Continued)

At December 31, 2000, no investments exceeded 10% of the Company's consolidated shareholder's equity.

At December 31, 2000, mortgage loans were collateralized by properties located in 30 states, with loans totaling approximately 33% of the aggregate carrying value of the portfolio secured by properties located in California and approximately 10% by properties located in New York.  No more than 8% of the portfolio was secured by properties in any other single state.

At December 31, 2000, bonds, notes and redeemable preferred stocks included $267,891,000 of bonds and notes not rated investment grade.  The Company had no material concentrations of non-investment-grade assets at December 31, 2000.

At December 31, 2000, the carrying value of investments in default as to the payment of principal or interest was $3,563,000 of bonds which approximates   its estimated fair value.

As a component of its asset and liability management strategy, the Company utilizes Swap Agreements to match assets more closely to liabilities.  Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes.  The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities to fixed-rate instruments.  At December 31, 2000, the Company had one outstanding asset Swap Agreement with a notional principal amount of $97,000,000 and one outstanding liability Swap Agreement with a notional principal amount of $28,688,000.  The asset Swap Agreement was entered into in May 2000 and matures in June 2002.  The liability Swap Agreement was entered into in December 1996 and matures in December 2024.  The interest income on the asset Swap Agreement is included in Investment Income in the income statement, while the interest paid on the liability Swap Agreement is included in Interest Expense on Guaranteed Investment Contracts in the income statement.  The net interest income (paid) amounted to $43,000 for the year ended December 31, 2000, $(215,000) for the year ended December 31, 1999, $(54,000) for the three months ended December 31, 1998 and $(278,000) for the year ended September 30, 1998.

At December 31, 2000, $8,955,000 of bonds, at amortized cost, were on deposit with regulatory authorities in accordance with statutory requirements.

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	FAIR VALUE OF FINANCIAL STATEMENTS

The following estimated fair value disclosures are limited to reasonable estimates of the fair value of only the Company's financial instruments.  The disclosures do not address the value of the Company's recognized and unrecognized nonfinancial assets (including its real estate investments and other invested assets except for partnerships) and liabilities or the value of anticipated future business.  The Company does not plan to sell most of its assets or settle most of its liabilities at these estimated fair values.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND SHORT-TERM INSTRUMENTS:  Carrying value is considered to be a reasonable estimate of fair value.

BONDS, NOTES AND REDEEMABLE PREFERRED STOCKS:  Fair value is based principally on independent pricing services, broker quotes and other independent information.

MORTGAGE LOANS:  Fair values are primarily determined by discounting future cash flows to the present at current market rates, using expected prepayment rates.

SEPARATE ACCOUNT SEED MONEY:  Fair value is considered to be the market value of the underlying securities.

COMMON STOCKS:  Fair value is based principally on independent pricing services, broker quotes and other independent information.

POLICY LOANS:  Carrying value is considered to be a reasonable estimate of fair value.

PARTNERSHIPS: Fair value of partnerships accounted for by using the cost method is based upon the fair value of the net assets of the partnerships as determined by the general partners.

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	FAIR VALUE OF FINANCIAL STATEMENTS (Continued)

VARIABLE ANNUITY ASSETS HELD IN SEPARATE ACCOUNTS:  Variable annuity assets are carried at the market value of the underlying securities.

RECEIVABLE FROM/PAYABLE TO BROKERS FOR SALES/PURCHASES OF SECURITIES:  Such amounts represent transactions of a short-term nature for which the carrying value is considered a reasonable estimate of fair value.

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

VARIABLE ANNUITY LIABILITIES RELATED TO SEPARATE ACCOUNTS: Variable annuity liabilities are carried at the market value of the underlying securities of the variable annuity assets held in separate accounts.

SUBORDINATED NOTES PAYABLE TO AFFILIATES:  Fair value is estimated based on the quoted market prices for similar issues.

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	FAIR VALUE OF FINANCIAL STATEMENTS (Continued)
The estimated fair values of the Company's financial instruments at December 31, 2000 and 1999 compared with their respective carrying values, are as follows:

	Carrying Value	Fair Value

	(In thousands)

DECEMBER 31, 2000:

ASSETS:
Cash and short-term investments	$169,701	$169,701
Bonds, notes and redeemable
preferred stocks	4,007,902	4,007,902
Mortgage loans	684,174	711,543
Policy loans	244,436	244,436
Separate account seed money	104,678	104,678
Common stocks	974	974
Partnerships	8,216	9,915
Variable annuity assets held in
separate accounts	20,393,820	20,393,820
Receivable from brokers for sales
of securities	15	15

LIABILITIES:
Reserves for fixed annuity contracts	2,778,229	2,618,719
Reserves for guaranteed investment
contracts	610,672	610,672
Payable to brokers for purchases of
securities	3,662	3,662
Variable annuity liabilities related
to separate accounts	20,393,820	20,393,820
Subordinated notes payable to
affiliates	55,119	57,774

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	FAIR VALUE OF FINANCIAL STATEMENTS (Continued)

	Carrying Value	Fair Value

	(In thousands)

DECEMBER 31, 1999:

ASSETS:
Cash and short-term investments	$462,915	$462,915
Bonds, notes and redeemable
preferred stocks	3,953,169	3,953,169
Mortgage loans	674,679	673,781
Policy loans	260,066	260,066
Separate account seed money	144,231	144,231
Common stocks	---	---
Partnerships	4,009	9,114
Variable annuity assets held in
separate accounts	19,949,145	19,949,145
Receivable from brokers for sales
of securities	54,760	54,760

LIABILITIES:
Reserves for fixed annuity contracts	3,254,895	3,053,660
Reserves for guaranteed investment
contracts	305,570	305,570
Payable to brokers for purchases of
securities	139	139
Variable annuity liabilities related
to separate accounts	19,949,145	19,949,145
Subordinated notes payable to
affiliates	37,816	38,643

7.	SUBORDINATED NOTES PAYABLE TO AFFILIATES

Subordinated notes (including accrued interest of $2,659,000) payable to affiliates totaled $55,119,000 at interest rates ranging from 8% to 9.5% at December 31, 2000, and require principal payments of $3,000,000 in 2001, $29,060,000 in 2002 and $20,400,000 in 2003.

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	REINSURANCE

The Company guarantees a minimum level of death benefits for the majority of the Company's separate account contracts.  If assets in these separate accounts are insufficient to fund minimum policy benefits, the Company is obligated to pay the difference.  This exposure was reinsured on approximately 26% of the reserves as of December 31, 2000.  The Company does not expect its obligations under these guarantees to have a material impact on the Company's financial condition or results of operations.

Certain of the Company's variable annuities provide for a Guaranteed Minimum Income Benefit in the form of guaranteed benefit payout upon annuitization.  All of the annuitization benefit at risk has been reinsured as of December 31, 2000.

The business which was assumed from MBL Life as part of the Acquisition is subject to existing reinsurance ceded agreements.  At December 31, 1998, the maximum retention on any single life was $2,000,000, and a total credit of $5,057,000 was taken against the life insurance reserves, representing predominantly yearly renewable term reinsurance.  In order to limit even further the exposure to loss on any single insured and to recover an additional portion of the benefits paid over such limits, the Company entered into a reinsurance treaty effective January 1, 1999 under which the Company retains no more than $100,000 of risk on any one insured life.  At December 31, 2000, a total reserve credit of $4,160,000 was taken against the life insurance reserves.  With respect to these coinsurance agreements, the Company could become liable for all obligations of the reinsured policies if the reinsurers were to become unable to meet the obligations assumed under the respective reinsurance agreements.  The Company monitors its credit exposure with respect to these agreements.  However, due to the high credit ratings of the reinsurers, such risks are considered to be minimal.

On August 1, 1999, the Company entered into a modified coinsurance transaction, approved by the Arizona Department of Insurance, which involved the ceding of approximately $6,000,000,000 of variable annuities to ANLIC Insurance Company (Hawaii), a non-affiliated stock life insurer.  The transaction is accounted for as reinsurance for statutory reporting purposes.  As part of the transaction, the Company received cash in the amount of $150,000,000 and recorded a corresponding deposit liability.  As payments are made to the reinsurer, the deposit liability is relieved.  The cost of this program, which amounted to $12,026,000 for the year ended December 31, 2000 and $3,621,000 for the year ended December 31, 1999, is classified as General and Administrative Expenses in the Consolidated Statement of Income.

On August 11, 1998, the Company entered into a similar modified coinsurance transaction, approved by the Arizona Department of Insurance, which involved the ceding of approximately $6,000,000,000 of variable annuities to ANLIC Insurance Company (Cayman), a Cayman Islands Stock life insurance company, effective December 31, 1997.

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	REINSURANCE (Continued)

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

9.	COMMITMENTS AND CONTINGENT LIABILITIES

The Company has entered into six agreements in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace.  In return the Company receives a fee.  The maximum liability under these guarantees at December 31, 2000 is $925,000,000.  Related to each of these agreements are participation agreements with the Company's  Parent, under which the Parent will share in $460,100,000 of these liabilities in exchange for a proportionate percentage of the fees received under these agreements. Management does not anticipate any material future losses with respect to these commitments.

In the ordinary course of business, the Company is obligated to purchase approximately $86,000,000 of asset backed securities as of December 31, 2000.

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

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

The Company's current  financial strength rating from Moody's is based in part on a support agreement between the Company and AIG (the "Support Agreement"), pursuant to which AIG has agreed that AIG will cause the Company to maintain a policyholder's surplus of not less than $1 million or such greater amount as shall be sufficient to enable the Company to perform its obligations under any policy  issued by it.  The Support Agreement also provides that if the Company needs funds not otherwise available to it to make timely payment of its obligations under policies issued by it, AIG will provide such funds at the request of the Company.  The Support Agreement is not a direct or indirect guarantee by AIG to any person of any obligations of the Company. AIG may terminate the Support Agreement with respect to outstanding obligations of the Company only under circumstances where the Company attains, without the benefit of the Support Agreement, a financial strength rating equivalent to that held by the Company with the  benefit  of the support agreement.  Policyholders have the right to cause the Company to enforce its rights against AIG and, if the Company fails or refuses to take timely action to enforce the Support Agreement or if the Company defaults in any claim or payment owed to such policyholder when due, have the right to enforce the Support Agreement directly against AIG.

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

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	SHAREHOLDER'S EQUITY
The Company is authorized to issue 4,000 shares of its $1,000 par value Common Stock. At December 31, 2000 and 1999, 3,511 shares were outstanding. Changes in shareholder's equity are as follows:

	Years Ended December 31,		Three Months Ended	Year Ended
	2000	1999	December 31, 1998	September 30, 1998

	(In thousands)

ADDITIONAL PAID-IN
CAPITAL:
Beginning balances	$493,010	$378,674	$308,674	$308,674
Reclassification of
Note by the Parent	---	170,436	---	---
Return of capital	---	(170,500)	---	---
Capital contributions
received	---	114,250	70,000	---
Contribution of
partnership
investment	---	150	---	---

Ending balances	$493,010	$493,010	$378,674	$308,674

RETAINED EARNINGS:
Beginning balances	$551,158	$366,460	$332,069	$244,628
Net income	215,572	184,698	34,391	138,641
Dividends paid	(69,000)	---	---	(51,200)

Ending balances	$697,730	$551,158	$366,460	$332,069

ACCUMULATED OTHER
COMPREHENSIVE INCOME
(LOSS):
Beginning balances	$(112,553)	$(1,619)	$8,415	$18,405
Change in net
unrealized gains
(losses) on debt
securities
available for sale	79,891	(198,659)	(23,791)	(23,818)
Change in net
unrealized gains
(losses) on equity
securities
available for sale	(27)	(10)	(44)	(950)
Change in adjustment
to deferred
acquisition costs	(7,600)	28,000	8,400	9,400
Tax effects of net
changes	(25,293)	59,735	5,401	5,378

Ending balances	$(65,582)	$(112,553)	$(1,619)	$8,415

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	SHAREHOLDER'S EQUITY (Continued)

Dividends that the Company may pay to its shareholder in any year without prior approval of the Arizona Department of Insurance are limited by statute.  The maximum amount of dividends which can be paid to shareholders of insurance companies domiciled in the state of Arizona without obtaining the prior approval of the Insurance Commissioner is limited to the lesser of either 10% of the preceding year's statutory surplus or the preceding year's statutory net gain from operations less equity in undistributed income or loss of subsidiaries included in net investment income if, after paying the dividend, the Company's capital and surplus would be adequate in the opinion of the Arizona Department of Insurance. Dividends of $69,000,000 and $51,200,000 were paid on March 1, 2000 and June 4, 1998, respectively.  No dividends were paid in the year ended December 31, 1999 or the three months ended December 31, 1998.

Under statutory accounting principles utilized in filings with insurance regulatory authorities, the Company's net income for the years ended December 31, 2000 and 1999 was approximately $168,367,000 and $261,539,000, respectively.  The statutory net loss for the year ended December 31, 1998 was $98,766,000.  The Company's statutory capital and surplus totaled approximately $719,946,000 at December 31, 2000 and $694,621,000 at December 31, 1999.

In 1998, the NAIC adopted the codification of statutory accounting principles ("Codification") which replaced the current Accounting Practices and Procedures Manual as the NAIC's primary guidance on statutory accounting, effective January 1, 2001.  Codification changes prescribed statutory accounting practices and will result in changes to the accounting practices that the company uses to prepare its statutory basis financial statements. Codification has been adopted  by all fifty states as the prescribed basis of accounting, including Arizona.  The impact of Codification on the Company's statutory surplus has not yet been determined.

On June 30, 1999, the Parent cancelled the Company's surplus note payable of $170,436,000 and funds received were reclassified to Additional Paid-in Capital in the accompanying consolidated balance sheet. On September 9, 1999, the Company paid $170,500,000 to its Parent as a return of capital. On September 14, 1999 and October 25, 1999, the Parent contributed additional capital to the Company in the amounts of $54,250,000 and $60,000,000, respectively. Also on December 31, 1999, the Parent made a $150,000 contribution of partnership investments to the Company.

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	INCOME TAXES
The components of the provisions for federal income taxes on pretax income consist of the following:

	Net Realized Investment Gains (Losses)	Operations	Total

	(In thousands)

YEAR ENDED DECEMBER 31, 2000:

Currently payable	$2,791	$(8,473)	$(5,682)
Deferred	(8,103)	122,230	114,127

Total income tax expense	$(5,312)	$113,757	$108,445

YEAR ENDED DECEMBER 31, 1999:

Currently payable	$6,846	$196,192	$203,038
Deferred	(13,713)	(86,300)	(100,013)

Total income tax expense
(benefit)	$(6,867)	$109,892	$103,025

THREE MONTHS ENDED DECEMBER 31, 1998:

Currently payable	$740	$3,421	$4,161
Deferred	(620)	16,565	15,945

Total income tax expense	$120	$19,986	$20,106

YEAR ENDED SEPTEMBER 30, 1998:

Currently payable	$4,221	$32,743	$36,964
Deferred	(550)	34,637	34,087

Total income tax expense	$3,671	$67,380	$71,051

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	INCOME TAXES (Continued)
Income taxes computed at the United States federal income tax rate of 35% and income taxes provided differ as follows:

	Years Ended December 31,		Three Months Ended	Year Ended
	2000	1999	December 31, 1998	September 30, 1998

	(In thousands)

Amount computed at
statutory rate	$113,406	$100,703	$19,074	$73,392
Increases (decreases)
resulting from:
Amortization of
differences between
book and tax bases
of net assets
acquired	597	609	146	460
State income taxes,
net of federal tax
benefit	9,718	7,231	1,183	5,530
Dividends-received
deduction	(10,900)	(3,618)	(345)	(7,254)
Tax credits	(2,382)	(1,346)		(1,296)
Other, net	(1,994)	(554)	48	219

Total income tax
expense	$108,445	$103,025	$20,106	$71,051

For United States federal income tax purposes, certain amounts from life insurance operations are accumulated in a memorandum policyholders' surplus account and are taxed only when distributed to shareholders or when such account exceeds prescribed limits. The accumulated policyholders' surplus was $14,300,000 at December 31, 2000.  The Company does not anticipate any transactions which would cause any part of this surplus to be taxable.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.  The significant components of the liability for Deferred Income Taxes are as follows:

	December 31, 2000	December 31, 1999

	(In thousands)

DEFERRED TAX LIABILITIES:
Investments	$18,738	$23,208
Deferred acquisition costs	317,995	272,697
State income taxes	9,640	5,203
Other liabilities	55,101	18,658

Total deferred tax liabilities	401,474	319,766

DEFERRED TAX ASSETS:
Contractholder reserves	(247,591)	(261,781)
Guaranty fund assessments	(3,610)	(2,454)
Deferred income	(28,982)	(48,371)
Net unrealized losses on debt and equity
securities available for sale	(35,313)	(60,605)

Total deferred tax assets	(315,496)	(373,211)

Deferred income taxes	$85,978	$(53,445)

12.	RELATED-PARTY MATTERS

The Company pays commissions to five affiliated companies:  SunAmerica Securities, Inc.; Advantage Capital Corp.; Financial Services Corp.; Sentra Securities Corp.; and Spelman & Co. Inc.  Commissions paid to these broker-dealers totaled $44,584,000 in the year ended December 31, 2000, $37,435,000 in the year ended December 31, 1999, $6,977,000 in the three months ended December 31, 1998 and $32,946,000 in the year ended September 30, 1998.  These broker-dealers, when combined with the Company's wholly owned broker-dealer, distribute a significant portion of the Company's products, amounting to approximately 33.8%, 35.6%, 35.6% and 33.6% of premiums for each of the respective periods.

The Company purchases administrative, investment management, accounting, marketing and data processing services from its Parent and SunAmerica, an indirect parent.  Amounts paid for such services totaled $132,034,000 for the year ended December 31, 2000, $105,059,000 for the year ended December 31, 1999, $21,593,000 for the three months ended December 31, 1998 and $84,975,000 for the year ended September 30, 1998.  The marketing component of such costs during these periods amounted to $61,954,000, $53,385,000,  $9,906,000 and $39,482,000, respectively, and are deferred and amortized as part of Deferred Acquisition Costs.  The other components of such costs are included in General and Administrative Expenses in the income statement.

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	RELATED-PARTY MATTERS (Continued)

At December 31, 2000, the Company held no investments issued by any of its affiliates.  At December 31, 1999, the Company held bonds with a fair value of $50,000 which were issued by its affiliate, International Lease Finance Corp.  The amortized cost of these bonds is equal to the fair value.

During the year ended December 31, 2000, FSA transferred $16,741,000 of cash to the Company related to policy enhancements of the New York Business from the Acquisition (see Note 4).

During the year ended December 31, 2000, the Company transferred $20,055,000 of cash to the Parent as a result of policy enhancements granted to annuity policyholders who converted their MBL Life policies to policies of the Parent (see Note 4).

During the year ended December 31, 2000, the Company sold various invested assets from the Parent for cash equal to their current market value of $6,362,000.

During the year ended December 31, 1999, the Company transferred short-term investments and bonds to FSA with an aggregate fair value of $634,596,000 as part of the transfer of the New York Business from the Acquisition (See Note 4).  The Company recorded a net realized loss of $5,144,000 on the transfer of these assets.

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

During the year ended September 30, 1998, the Company purchased certain invested assets from SunAmerica, the Parent and CalAmerica Life Insurance Company, a wholly-owned subsidiary of the Parent that has since merged into the Parent, for cash equal to their current market value which aggregated $20,666,000, $10,468,000 and $61,000, respectively.

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	BUSINESS SEGMENTS

The Company has three business segments:  annuity operations, asset management operations and broker-dealer operations.  The accounting policies of the segments are the same as those described in Note 2 - Summary of Significant Accounting Policies.  The Company evaluates performance and allocates reserves based on profit or loss from operations before income taxes.  There were no intersegment revenues during all periods presented.  Substantially all of the Company's revenues are derived from the United States.  The Parent makes expenditures for long-lived assets for the annuity operations segment and allocates depreciation of such assets to the annuity operations segment.

Products for the annuity operations and asset management operations are marketed through affiliated and independent broker-dealers, full-service securities firms and financial institutions.  One independent selling organization in the annuity operations represented 16.9% of sales in the year ended December 31, 2000, 12.0% of sales in the year ended December 31, 1999, 14.7% in the three months ended December 31, 1998 and 16.8% in the year ended September 30, 1998.  No other independent selling organization was responsible for 10% of sales for any such period.  There was no single independent selling organization that accounted for 10% of sales in the asset management operations.  Registered representatives sell products offered by the broker-dealer operations.  Revenue from any single registered representative or group of registered representatives do not compose a material percentage of total revenues in the broker-dealer operations.

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	BUSINESS SEGMENTS (Continued)
Summarized data for the Company's business segments follow:

	Annuity Operations		Asset Management Operations	Broker- Dealer Operations	Total

	(In thousands)

YEAR ENDED
DECEMBER 31, 2000:

Investment income		$388,368	$9,800	$1,187	$399,355
Interest expense		(260,709)	(3,784)	(360)	(264,853)

Net investment income		127,659	6,016	827	134,502

Net realized investment
losses		(15,177)	---	---	(15,177)

Total fee income		430,489	99,567	60,743	590,799

General and
administrative expenses		(95,303)	(44,266)	(32,058)	(171,627)

Amortization of deferred
acquisition costs		(125,035)	(32,972)	---	(158,007)

Annual commissions		(56,473)	---	---	(56,473)

Pretax income		$266,160	$28,345	$29,512	$324,017

Total assets		$26,908,888	$199,075	$81,515	$27,189,478

Expenditures for long-
lived assets	$	---	$454	$1,600	$2,054

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	BUSINESS SEGMENTS (Continued)

	Annuity Operations		Asset Management Operations	Broker- Dealer Operations	Total

	(In thousands)

YEAR ENDED
DECEMBER 31, 1999:

Investment income		$505,962	$9,072	$967	$516,001
Interest expense		(354,263)	(3,085)	(389)	(357,737)

Net investment income		151,699	5,987	578	158,264

Net realized investment
losses		(19,620)	---	---	(19,620)

Total fee income		349,066	55,885	48,411	453,362

General and
administrative expenses		(93,449)	(24,856)	(28,378)	(146,683)

Amortization of deferred
acquisition costs		(94,910)	(21,930)	---	(116,840)

Annual commissions		(40,760)	---	---	(40,760)

Pretax income		$252,026	$15,086	$20,611	$287,723

Total assets		$26,649,310	$150,966	$74,218	$26,874,494

Expenditures for long-
lived assets	$	---	$2,271	$2,728	$4,999

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	BUSINESS SEGMENTS

	Annuity Operations		Asset Management Operations	Broker- Dealer Operations	Total

	(In thousands)

THREE MONTHS ENDED
DECEMBER 31, 1998:

Investment income		$52,424	$971	$158	$53,553
Interest expense		(26,842)	(752)	(101)	(27,695)

Net investment income		25,582	219	57	25,858

Net realized investment
gains (losses)		(238)	509	---	271

Total fee income		60,876	11,333	11,121	83,330

General and
administrative expenses		(9,363)	(5,171)	(6,734)	(21,268)

Amortization of deferred
acquisition costs		(23,111)	(3,959)	---	(27,070)

Annual commissions		(6,624)	---	---	(6,624)

Pretax income		$47,122	$2,931	$4,444	$54,497

Total assets		$22,982,323	$104,473	$59,537	$23,146,333

Expenditures for long-
lived assets	$	---	$308	$1,005	$1,313

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	BUSINESS SEGMENTS

	Annuity Operations		Asset Management Operations	Broker- Dealer Operations	Total

	(In thousands)

YEAR ENDED
SEPTEMBER 30, 1998:

Investment income		$214,871	$2,839	$1,083	$218,793
Interest expense		(131,980)	(2,709)	(405)	(135,094)

Net investment income		82,891	130	678	83,699

Net realized investment
gains (losses)		19,615	(133)	---	19,482

Total fee income		207,450	36,632	46,280	290,362

General and
administrative expenses		(49,732)	(18,640)	(24,557)	(92,929)

Amortization of deferred
acquisition costs		(58,833	(13,880	---	(72,713

Annual commissions		(18,209)	---	---	(18,209

Pretax income		$183,182	$4,109	$22,401	$209,692

Total assets		$14,389,922	$104,476	$55,870	$14,550,268

Expenditures for long-
lived assets	$	---	$205	$5,289	$5,494

