Form 10-Q
period 2001-03-31
ANCHOR NATIONAL LIFE INSURANCE CO
filed 2001-05-14
CIK 6342

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001 Commission File No. 33-47472 ANCHOR NATIONAL LIFE INSURANCE COMPANY
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

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON MAY 14, 2001 WAS AS FOLLOWS:

Common Stock (par value $1,000 per share)	3,511 shares outstanding

ANCHOR NATIONAL LIFE INSURANCE COMPANY INDEX
Page Number(s)

Part I - Financial Information

Consolidated Balance Sheet (Unaudited) - March 31, 2001 and December 31, 2000	3-4

Consolidated Statement of Income and Comprehensive Income (Unaudited) - Three Months Ended March 31, 2001 and 2000	5

Consolidated Statement of Cash Flows (Unaudited) - Three Months Ended March 31, 2001 and 2000	6-7

Notes to Consolidated Financial Statements (Unaudited)	8-10

Management's Discussion and Analysis of Financial Condition and Results of Operations	11-26

Quantitative and Qualitative Disclosures About Market Risk	27

Part II - Other Information	28

ANCHOR NATIONAL LIFE INSURANCE COMPANY CONSOLIDATED BALANCE SHEET (Unaudited)
	March 31, 2001	December 31, 2000
	(In thousands)

ASSETS

Investments:
Cash and short-term investments	$236,770	$169,701
Bonds, notes and redeemable
preferred stocks available for sale,
at fair value (amortized cost:
March 2001, $4,002,007;
December 2000, $4,130,570)	3,948,188	4,007,902
Mortgage loans	693,888	684,174
Policy loans	240,796	244,436
Separate account seed money	81,955	104,678
Common stocks available for sale,
at fair value (cost: March 31, 2001
and December 2000, $1,001)	847	974
Partnerships	336,667	8,216
Real estate	24,139	24,139
Other invested assets	18,051	18,514

Total investments and cash	5,581,301	5,262,734

Variable annuity assets held in separate
accounts	18,214,780	20,393,820
Accrued investment income	55,823	57,555
Deferred acquisition costs	1,328,418	1,286,456
Income taxes currently receivable from Parent	56,161	60,992
Due from affiliates	92,659	---
Other assets	115,827	127,921

TOTAL ASSETS	$25,444,969	$27,189,478

See accompanying notes

ANCHOR NATIONAL LIFE INSURANCE COMPANY CONSOLIDATED BALANCE SHEET (Continued) (Unaudited)
	March 31, 2001	December 31, 2000
	(In thousands)

LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
Reserves for fixed annuity contracts	$2,821,023	$2,778,229
Reserves for universal life insurance
contracts	1,809,948	1,832,667
Reserves for guaranteed investment
contracts	497,388	610,672
Modified coinsurance deposit liability	89,592	97,647
Due to affiliates	---	5,744
Other liabilities	214,142	200,933

Total reserves, payables and accrued
liabilities	5,432,093	5,525,892

Variable annuity liabilities related to
separate accounts	18,214,780	20,393,820

Subordinated notes payable to affiliates	56,147	55,119

Deferred income taxes	109,978	85,978

Shareholder's equity:
Common Stock	3,511	3,511
Additional paid-in capital	925,752	493,010
Retained earnings	728,525	697,730
Accumulated other comprehensive loss	(25,817)	(65,582)

Total shareholder's equity	1,631,971	1,128,669

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$25,444,969	$27,189,478

See accompanying notes

ANCHOR NATIONAL LIFE INSURANCE COMPANY CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME For the three months ended March 31, 2001 and 2000 (Unaudited)
	2001	2000
	(In thousands)

Investment income	$87,781	$105,776

Interest expense on:
Fixed annuity contracts	(32,098)	(37,720)
Universal life insurance contracts	(20,462)	(23,756)
Guaranteed investment contracts	(9,719)	(5,268)
Subordinated notes payable to affiliates	(1,117)	(801)

Total interest expense	(63,396)	(67,545)

NET INVESTMENT INCOME	24,385	38,231

NET REALIZED INVESTMENT LOSSES	(24,864)	(1,769)

Fee income:
Variable annuity fees	93,566	96,619
Net retained commissions	12,437	13,158
Asset management fees	17,198	17,068
Universal life insurance fees, net	5,229	4,503
Surrender charges	5,899	5,025
Other fees	3,827	3,030

TOTAL FEE INCOME	138,156	139,403

GENERAL AND ADMINISTRATIVE EXPENSES	(40,667)	(39,751)

AMORTIZATION OF DEFERRED ACQUISITION COSTS	(42,264)	(37,932)

ANNUAL COMMISSIONS	(13,933)	(15,444)

PRETAX INCOME	40,813	82,738

Income tax expense	(10,018)	(29,294)

NET INCOME	30,795	53,444

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net unrealized gains (losses) on debt and
equity securities available for sale
identified in the current period (net of
income tax expense of $13,173 for 2001
and income tax benefit of $6,767 for 2000)	24,464	(12,568)
Less reclassification adjustment for net
realized losses included in net income
(net of income tax benefit of $7,135
for 2001 and $525 for 2000)	13,251	976
Cumulative effect of change in accounting
principle (Note 5)	1,389	---
Net change related to cash flow hedges
(net of income tax expense of $356)	661	---

OTHER COMPREHENSIVE INCOME (LOSS)	39,765	(11,592)

COMPREHENSIVE INCOME	$70,560	$41,852

See accompanying notes

ANCHOR NATIONAL LIFE INSURANCE COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS For the three months ended March 31, 2001 and 2000 (Unaudited)
	2001	2000
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,795	$53,444
Adjustments to reconcile net income to net
cash provided by operating activities:
Interest credited to:
Fixed annuity contracts	32,098	37,720
Universal life insurance contracts	20,462	23,756
Guaranteed investment contracts	9,719	5,268
Net realized investment losses	24,864	1,769
Accretion (amortization) of net
discounts (premiums) on investments	9,568	(7,925)
Universal life insurance fees	(5,229)	(4,503)
Amortization of goodwill	363	363
Provision for deferred income taxes	2,589	15,382
Change in:
Accrued investment income	1,732	3,205
Deferred acquisition costs	(52,662)	(41,704)
Other assets	17,835	528
Income taxes currently receivable/payable
from Parent	5,347	2,826
Due from/to affiliates	5,372	278
Other liabilities	(14,657)	58,965
Other, net	12,357	(5,729)

NET CASH PROVIDED BY OPERATING ACTIVITIES	100,553	143,643

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds, notes and redeemable preferred
stocks	(217,032)	(81,207)
Mortgage loans	(20,782)	(10,055)
Other investments, excluding short-term
investments	(4,726)	(20,301)
Sales of:
Bonds, notes and redeemable preferred
stocks	221,761	308,909
Redemptions and maturities of:
Bonds, notes and redeemable preferred
stocks	124,177	119,052
Mortgage loans	11,548	6,241
Other investments, excluding short-term
investments	19,813	45,435

NET CASH PROVIDED BY INVESTING ACTIVITIES	134,759	368,074

See accompanying notes

ANCHOR NATIONAL LIFE INSURANCE COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS (Continued) For the three months ended March 31, 2001 and 2000 (Unaudited)
	2001	2000
	(In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Premium receipts on:
Fixed annuity contracts	$459,763	$379,940
Universal life insurance contracts	13,512	15,013
Guaranteed investment contracts	40,000	150,000
Net exchanges from the fixed accounts
of variable annuity contracts	(371,229)	(599,675)
Withdrawal payments on:
Fixed annuity contracts	(64,231)	(141,545)
Universal life insurance contracts	(24,137)	(26,258)
Guaranteed investment contracts	(163,037)	(4,009)
Claims and annuity payments on:
Fixed annuity contracts	(24,870)	(18,240)
Universal life insurance contracts	(27,359)	(45,181)
Net repayments from (repayments of)
other short-term financings	1,400	(8,338)
Net payment related to a modified
coinsurance transaction	(8,055)	(5,697)
Net receipt from issuances of subordinated
notes payable to affiliates	---	15,545
Dividends paid	---	(69,000)

NET CASH USED BY FINANCING ACTIVITIES	(168,243)	(357,445)

NET DECREASE IN CASH AND
SHORT-TERM INVESTMENTS	67,069	154,272

CASH AND SHORT-TERM INVESTMENTS AT
BEGINNING OF PERIOD	169,701	462,915

CASH AND SHORT-TERM INVESTMENTS AT
END OF PERIOD	$236,770	$617,187

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid on indebtedness	$90	$256

Net income taxes paid to Parent	$2,082	$11,093

See accompanying notes

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	BASIS OF PRESENTATION

Anchor National Life Insurance Company, including its wholly owned subsidiaries (the "Company") is an indirect wholly owned subsidiary of American International Group, Inc. ("AIG"), an international insurance and financial services holding company.  The Company is an Arizona-domiciled life insurance company which conducts its business through three segments:  annuity operations, asset management operations and broker-dealer operations.  Annuity operations consist of the sale and administration of deposit-type insurance contracts, including fixed and variable annuities, universal life insurance contracts and guaranteed investment contracts ("GICs").  Asset management operations, which include the distribution and management of mutual funds, are conducted by SunAmerica Asset Management Corp. ("SunAmerica Asset Management"), the Company's registered investment advisor and wholly owned subsidiary and its related distributor, SunAmerica Capital Services, Inc. ("SACS").  Broker-dealer operations involve the sale of securities and financial services products, and are conducted by Royal Alliance Associates, Inc. ("Royal"), a wholly owned subsidiary of the Company.

Effective January 1, 2001, the Company's direct Parent, SunAmerica Life Insurance Company (the "Parent"), contributed a wholly-owned subsidiary, SA Affordable Housing LLC ("SAAH LLC"), to the Company.  SAAH LLC was subsequently contributed by the Company to SunAmerica Asset Management.  At the time of the contribution, SAAH LLC had partnership assets of $432,120,000, other assets of $623,000 and shareholder's equity of $432,743,000.  SAAH LLC's results of operations are included within the asset management operations.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary, consisting of normal recurring items, to present fairly the Company's consolidated financial position as of March 31, 2001 and December 31, 2000, the results of its consolidated operations and its consolidated cash flows for the three months ended March 31, 2001 and 2000.  The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000, contained in the Company's 2000 Annual Report on Form 10-K.  Certain items have been reclassified to conform to the current period's presentation.

2.	SEGMENT INFORMATION

The Company has three business segments:  annuity operations, asset management operations and broker-dealer operations.  The Company evaluates performance and allocates reserves based on profit or loss from operations before income taxes.  Following is selected information pertaining to the Company's business segments.

		Annuity Operations	Asset Management Operations	Broker- Dealer Operations	Total
		(In thousands)

	THREE MONTHS ENDED
	MARCH 31, 2001:
	Investment income	$85,099	$2,492	$190	$87,781
	Interest expense	(62,279)	(1,027)	(90)	(63,396)

	Net investment income	22,820	1,465	100	24,385

	Net realized investment losses	(24,864)	---	---	(24,864)

	Total fee income	102,699	23,092	12,365	138,156

	General and
	administrative expenses	(27,746)	(5,244)	(7,677)	(40,667)
	Amortization of deferred
	acquisition costs	(32,950)	(9,314)	---	(42,264)
	Annual commissions	(13,933)	---	---	(13,933)

	Pretax income	$26,026	$9,999	$4,788	$40,813

	Total assets	$24,757,609	$613,606	$73,754	$25,444,969

	THREE MONTHS ENDED
	MARCH, 31 2000:

	Investment income	$103,888	$1,639	$249	$105,776
	Interest expense	(66,744)	(711)	(90)	(67,545)

	Net investment income	37,144	928	159	38,231

	Net realized investment
	losses	(1,769)	---	---	(1,769)

	Total fee income	103,679	23,238	12,486	139,403
	General and
	administrative expenses	(25,824)	(6,414)	(7,513)	(39,751)

	Amortization of deferred
	acquisition costs	(31,439)	(6,493)	---	(37,932)

	Annual commissions	(15,444)	---	---	(15,444)

	Pretax income	$66,347	$11,259	$5,132	$82,738

	Total assets	$28,216,358	$189,029	$71,986	$28,477,373

3.	CONTINGENT LIABILITIES

The Company has entered into six agreements in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace.  In return the Company receives a fee.  The maximum liability under these guarantees at March 31, 2001 is $925,000,000.  Related to each of these agreements are participation agreements with the Parent under which the Parent will share in $460,100,000 of these liabilities in exchange for a proportionate percentage of the fees received under these agreements.  Management does not anticipate any material future losses with respect to these commitments.

4.	DERIVATIVES

As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities.  Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes.  The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets into fixed-rate instruments.  At March 31, 2001, the Company had one outstanding Swap Agreement subject to the provisions of SFAS 133 (see Note 5 below) with a notional principal of $97,000,000 which matures in June 2002.  This agreement effectively converts a $97,000,000 floating rate commercial mortgage to a fixed rate instrument.  The agreement has been designated as a cash flow hedge and accordingly, the market value of the Swap Agreement ($3,154,000) has been recorded as an asset in the Company's consolidated balance sheet as of March 31, 2001.  In compliance with SFAS 133, changes in the market value of this Swap Agreement, net of taxes, are recognized as a component of other comprehensive income.

5.	RECENTLY ISSUED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133").  This statement requires the Company to recognize all derivatives in the consolidated balance sheet measuring these derivatives at fair value.  The recognition of the change in fair value of a derivative depends on a number of factors, including the intended use of the derivative and, to the extent it is effective as part of a hedge transaction.  SFAS 133 was postponed by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133, and is now effective for the Company as of January 1, 2001.  The adoption of SFAS 133 as of January 1, 2001 resulted in an increase of $1,389,000 in other comprehensive income.

ANCHOR NATIONAL LIFE INSURANCE COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations of Anchor National Life Insurance Company (the "Company") for the three months ended March 31, 2001 ("2001") and March 31, 2000 ("2000") follows.  Certain prior period amounts have been restated to conform to the current period's presentation.

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

RESULTS OF OPERATIONS

     The Company has three business segments, as presented in Note 2 of Notes to Consolidated Financial Statements: annuity operations, asset management operations and broker-dealer operations.  Annuity operations consist of the sale and administration of deposit-type insurance contracts, such as fixed and variable annuities, universal life insurance contracts and guaranteed investment contracts.  Annuity operations focus primarily on the marketing of variable annuity products and the administration of a closed block of universal life  business.  The  variable annuity products offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as guaranteed fixed-rate account options.  The Company earns fee income on investments in the variable account options and net investment income on the fixed-rate account options.

     The asset management operations are conducted by the Company's registered investment advisor subsidiary, SunAmerica Asset Management Corp. ("SunAmerica Asset Management"), and its related distributor, SunAmerica Capital Services, Inc. ("SACS").  Premiums from variable annuities sold by the Company are held in trusts that are owned by the Company, with the assets directly supporting policyholder obligations.  SunAmerica Asset Management is the investment advisor for all of the trusts as well as trusts owned by an affiliate, First SunAmerica Life Insurance Company.  These companies earn fee income by distributing and managing a diversified family of mutual funds, managing certain subaccounts within the Company's variable annuity products and providing professional management of individual, corporate and pension plan portfolios.

     The broker-dealer operations are conducted by the Company's broker-dealer subsidiary, Royal Alliance Associates, Inc. ("Royal"), which sells proprietary annuities and mutual funds, as well as a full range of non-proprietary investment products through approximately 2,900 independent registered representatives.  Royal earns income from commissions on sales of these products, net of the portion that is passed on to the registered representatives.  Royal is a registered broker-dealer under the Securities Exchange Act of 1934 and a member of the National Association of Securities Dealers.

NET INCOME totaled $30.8 million in 2001, compared with $53.4 million in 2000.
PRETAX INCOME totaled $40.8 million in 2001 and $82.7 million in 2000. The decrease in 2001 primarily resulted from increased net realized investment losses and decreased net investment income.

     INCOME TAX EXPENSE totaled $10.0 million in 2001 and $29.3 million in 2000, representing effective tax rates of 25% in 2001 and 35% in 2000.  The decrease in 2001 is due primarily to tax credits generated by SA Affordable Housing ("SAAH LLC"), a wholly-owned subsidiary of SunAmerica Asset Management (See Note 1).

ANNUITY OPERATIONS

     PRETAX INCOME totaled $26.0 million in 2001, compared with $66.3 million in 2000.  The decrease in 2001 from 2000 primarily resulted from increased net realized investment losses and decreased net investment income.

     NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, totaled $22.8 million in 2001 and $37.1 million in 2000.  These amounts equal 1.71% on average invested assets (computed on a daily basis) of $5.33 billion in 2001 and 2.69% on average invested assets of $5.52 billion in 2000.

     Net investment spreads include the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities.  Average invested assets exceeded average interest-bearing liabilities by  $136.4 million in 2001, compared with $219.5 million in 2000.

The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 1.59% in 2001 and 2.49% in 2000.  The decrease in the Spread Difference in 2001 compared to 2000 is due primarily to the impact of gains and losses on seed money.

     Investment income (and the related yields on average invested assets) totaled $85.1 million (6.38%) in 2001 and $103.9 million (7.53%) in 2000. The decrease in the investment yield is due to the impact of $8.9 million of seed money losses in 2001 versus $8.3 million of seed money gains in 2000.  Excluding the impact of seed money investment losses, investment returns would have been 7.17% in 2001 and 7.10% in 2000.

Expenses incurred to manage the investment portfolio amounted to $1.8 million in 2001 and $1.5 million in 2000. These expenses are included as a reduction to investment income in the income statement.

     Total interest expense equaled $62.3 million in 2001 and $66.7 million in 2000.  The average rate paid on all interest-bearing liabilities was 4.79% in 2001, compared with 5.04% in 2000.  Interest-bearing liabilities averaged $5.20 billion during 2001, compared with $5.30 billion during 2000. The decreases in the overall rates paid in 2001 as compared to 2000 result primarily from the continued reduction of crediting rates on certain closed blocks of business.

     DECLINE IN AVERAGE INVESTED ASSETS largely results from the surrenders of certain closed blocks of fixed annuity business.  Changes in average invested assets also reflect sales of fixed annuities and the fixed account options of the Company's variable annuity products ("Fixed Annuity Premiums"), and renewal premiums on its universal life product ("UL Premiums"), partially offset by net exchanges from fixed accounts into the separate accounts of variable annuity contracts.  Fixed Annuity Premiums and UL Premiums totaled $473.3 million in 2001 and $395.0 million in 2000, and are largely premiums for the fixed accounts of variable annuities.  On an annualized basis, these premiums represent 41% and 30%, respectively, of the related reserve balances at the beginning of 2001 and 2000.

     Guaranteed investment contract ("GIC") premiums totaled $40.0 million in 2001 and $150.0 million in 2000.  GIC surrenders and maturities totaled $163.0 million in 2001 and $4.0 million in 2000.  The GICs issued by the Company are generally variable rate contracts which guarantee the payment of principal and interest for a term of three to five years.  GICS that are purchased by banks for their long-term portfolios or by state and local governmental entities either prohibit withdrawals or permit scheduled book value withdrawals subject to the terms of the underlying indenture or agreement.  GICs purchased by asset management firms for their short-term portfolios either prohibit withdrawals or permit withdrawals with notice ranging from 90 to 270 days.  In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity.

     NET REALIZED INVESTMENT LOSSES totaled $24.9 million in 2001 and $1.8 million in 2000 and include impairment writedowns of $25.8 million in 2001 and $2.6 million in 2000.  Thus, net realized gains from sales and redemptions of investments totaled $0.9 million in 2001 and $0.8 million in 2000.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $379.3 million in 2001 and $409.0 million in 2000.  Sales of investments result from the active management of the Company's investment portfolio.  Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.07% and 0.06% of average invested assets for 2001 and 2000, respectively.  Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued.  The intent of the Company's active portfolio management is to maximize total returns on the  investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns include $25.8 million and $2.6 million of provisions applied to bonds in 2001 and 2000, respectively.  On an annualized basis, impairment writedowns represent 1.94% and 0.19% of average invested assets for 2001 and 2000, respectively.  For the twenty quarters ended March 31, 2001, impairment writedowns as an annualized percentage of average invested assets have ranged up to 2.62% and have averaged 0.47%.  Such writedowns are made when the Company has determined that the applicable assets have suffered other than temporary declines in net realizable value.   Actual realization will be dependent upon future events.

     VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts.  Such fees totaled $90.6 million in 2001 and $93.0 million in 2000.  The decreased fees reflect a decline in average variable annuity assets, principally due to a decline in market values and to surrenders, partially offset by receipt of variable annuity premiums and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts.  On an annualized basis, variable annuity fees represent 1.9% and 1.8%, respectively, of average variable annuity assets in 2001 and 2000.  Variable annuity assets averaged $19.83 billion during 2001 and $20.43 billion during 2000.  Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, totaled $411.9 million in 2001 and $474.4 million in 2000.  On an annualized basis, these amounts represent 8% and 10% of variable annuity reserves at the beginning of the respective periods.  Transfers from the fixed accounts of the Company's variable annuity products to the separate accounts (see "Decline in Average Invested Assets") are not classified as variable annuity premiums.  Accordingly, changes in variable annuity premiums are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company's variable annuity products.

     Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $871.7 million and $857.8 million in 2001 and 2000, respectively.  Variable Annuity Product Sales primarily reflect sales of the Company's flagship variable annuity line, Polaris.  Polaris is a multimanager variable annuity that offers investors a choice of 31 variable funds and a number of guaranteed fixed-rate funds.

     The  Company  has  encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future.  Also, from time to time, Federal initiatives are proposed that could affect the taxation of variable annuities and annuities generally (See "Regulation").

     UNIVERSAL LIFE INSURANCE FEES, NET amounted to $5.2 million and $4.5 million in 2001 and 2000, respectively.  Universal life insurance fees, net consist of mortality changes, up-front fees earned on premiums received and administrative fees, net of the excess  mortality expense on these contracts.  The Company does not actively market  universal life insurance contracts. Such fees annualized represent 1.15% and 0.94% of average reserves for universal life insurance contracts in the respective periods.

     SURRENDER CHARGES on fixed and variable annuity contracts and  universal life contracts totaled $5.9 million in 2001 and $5.0 million in 2000.  Surrender charges generally are assessed on withdrawals at declining rates during the first seven years of a contract.  Withdrawal payments, which exclude claims and lump-sum annuity benefits, totaled $527.6 million in 2001, compared with $657.5 million in 2000.  Annualized, these payments when expressed as a percentage of average fixed and variable annuity and universal life reserves represent 8.8% and 10.5% for 2001 and 2000, respectively.  Withdrawals include variable annuity payments from the separate accounts totaling $439.3 million (8.9% of average variable annuity reserves) in 2001 and $495.0 million (9.7% of average variable annuity reserves) in 2000.  Management anticipates that withdrawal rates will gradually rise in the foreseeable future.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $27.7 million in 2001,  compared with $25.8 million in 2000.  General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $33.0 million in 2001, compared with $31.4 million in 2000.  The increase in amortization was primarily due to additional fixed and variable annuity sales and the subsequent amortization of related deferred commissions and other direct selling costs.

     ANNUAL COMMISSIONS totaled $13.9 million in 2001, compared with $15.4 million in 2000.  Annual commissions represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's variable annuity contracts.  Substantially all of the Company's currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission.  The decrease in annual commissions reflects declines in the market value of variable annuity assets upon which such commissions are paid.  The Company estimates that approximately 60% of the average balances of its variable annuity products is currently subject to such annual commissions.  Based on current sales, this percentage is expected to increase in future periods.

ASSET MANAGEMENT OPERATIONS

     PRETAX INCOME totaled $10.0 million in 2001 and $11.3 million in 2000.  The 11.2% decrease in 2001 from 2000 primarily resulted from increased amortization of deferred acquisition costs, partially offset by a decrease in general and administrative expenses.

VARIABLE ANNUITY FEES totaled $3.0 million in 2001, compared to $3.6 million in 2000.

     ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds by SunAmerica Asset Management.  Such fees totaled $17.2 million on average assets managed of $6.67 billion in 2001 and $17.1 million on average assets managed of $6.03 billion in 2000.  Asset management fees are not necessarily proportionate to average assets managed, principally due to changes in product mix.  Mutual fund sales, excluding sales of money market accounts, totaled $497.8 million in 2001 and $836.9 million in 2000.  The decrease in sales in 2001 principally reflects unfavorable stock market conditions.  Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $257.3 million in 2001 and $220.1 million in 2000, which, annualized, represent 18.2% and 17.1%, respectively, of average related mutual fund assets.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $5.2 million in 2001, compared with $6.4 million in 2000.  The decrease in expenses in 2001 principally reflect the lower sales of mutual funds and related marketing costs.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $9.3 million in 2001, compared with $6.5 million in 2000.  The increase in amortization was primarily due to additional mutual fund sales and the subsequent amortization of related deferred commissions and other direct selling costs.

BROKER DEALER OPERATIONS

     PRETAX INCOME totaled $4.8 million in 2001 and $5.1 million in 2000.  The 6.7% decrease in 2001 from 2000 resulted from a decline in net retained commissions and increased general and administrative expenses.

     NET RETAINED COMMISSIONS totaled $11.8 million in 2001 and $12.3 million in 2000.  Net retained commissions are derived from commissions on the sales of proprietary and nonproprietary investment products, after deducting approximately 90% of such commissions that is passed on to registered representatives.  Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $3.18 billion in 2001 and $2.88 billion in 2000.  Fluctuations in net retained commissions may not be proportionate to fluctuations in sales primarily due to changes in sales mix.

GENERAL AND ADMINISTRATIVE EXPENSES totaled $7.7 million in 2001, compared with $7.5 million in 2000.
FINANCIAL CONDITION AND LIQUIDITY

     SHAREHOLDER'S EQUITY increased to $1.63 billion at March 31, 2001 from $1.13 billion at December 31, 2000, due principally to a $432.7 million capital contribution from the Parent of its wholly-owned subsidiary, SAAH LLC, to the Company.  In addition, the Company recorded net income of $30.8 million and accumulated other comprehensive income of $39.8 million in 2001.

     INVESTED ASSETS at March 31, 2001 totaled $5.58 billion, compared with $5.26 billion at December 31, 2000.  The Company manages most of its invested  assets internally.  The Company's general investment philosophy is to hold fixed-rate assets for long-term investment.  Thus, it does not have a trading portfolio.  However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities,  changes  in  prepayment  risk,  changes  in  the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

     THE BOND PORTFOLIO, which constituted 71% of the Company's total investment portfolio at March 31, 2001, had an amortized cost that was $53.8 million greater than its aggregate fair value at March 31, 2001 and $122.7 million greater than its aggregate fair value at December 31, 2000.  The decrease in net unrealized losses on the Bond Portfolio during 2001 principally reflects the decline in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at March 31, 2001.

     At March 31, 2001, the Bond Portfolio (excluding $1.4 million of redeemable preferred stocks) included $3.90 billion of bonds rated by Standard & Poor's ("S&P"), Moody's Investors Service ("Moody's"), Fitch ("Fitch") or the Securities Valuation Office of the National Association of Insurance Commissioners ("NAIC"), and $44.0 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC.  At March 31, 2001, approximately $3.70 billion of the Bond Portfolio was investment grade, including $1.60 billion of U.S. government/agency securities and mortgage-backed securities ("MBS").

     At March 31, 2001, the Bond Portfolio included $250.1 million of bonds that were not investment grade.  These non-investment-grade bonds accounted for approximately 1.0% of the Company's total assets and approximately 4.5% of its invested assets.

     Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities.  The Company had no material concentrations of non-investment-grade securities at March 31, 2001.

The table on the next page summarizes the Company's rated bonds by rating classification as of March 31, 2001.

RATED BONDS BY RATING CLASSIFICATION (Dollars in thousands)
Issues Rated by S&P/Moody's/Fitch			Issues not rated by S&P/Moody's/ Fitch, by NAIC Category			Total

S&P/Moody's/ Fitch category (1)	Amortized cost	Estimated fair value	NAIC category (2)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Percent of invested assets

AAA+ to A-
(Aaa to A3)
[AAA to A-
{AAA to A-}	$2,845,449	$2,855,772	1	$113,685	$116,275	$2,959,134	$2,972,047	53.25%

BBB+ to BBB-
(Baa1 to Baa3)
[BBB+ to BBB-]
{BBB+ to BBB-}	627,674	617,315	2	108,365	107,372	736,039	724,687	12.98%

BB+ to BB-
(Ba1 to Ba3)
[BB+ to BB-]
{BB+ to BB-}	59,702	48,757	3	0	0	59,702	48,757	0.87%

B+ to B-
(B1 to B3)
[B+ to B-]
{B+ to B-}	198,738	167,369	4	6,565	5,989	205,303	173,358	3.11%

CCC+ to C
(Caa to C)
[CCC]
{CCC+ to C-}	31,618	20,325	5	6,000	5,917	37,618	26,242	0.47%

CI to D
[DD]
{D}	1,836	938	6	1,000	784	2,836	1,722	0.03%

TOTAL RATED ISSUES	$3,765,017	$3,710,476		$235,615	$236,337	$4,000,632	$3,946,813

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

(2)

Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default.  These six categories correspond with the S&P/Moody's/Fitch rating groups listed above, with categories 1 and 2 considered investment grade.  The NAIC categories include $44.0 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

     Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $246.3 million at March 31, 2001. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At March 31, 2001, Secured Loans consisted of $71.1 million of publicly traded securities and $175.2 million of privately traded securities. These Secured Loans are composed of loans to 51 borrowers spanning 15 industries, with 18% of these assets concentrated in utilities, 9% concentrated in technology and 8% concentrated in financial institutions. No other industry constituted more than 8% of these assets.

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

     MORTGAGE LOANS aggregated $693.9 million at March 31, 2001 and consisted of 131 commercial first mortgage loans with an average loan balance of approximately $5.3 million, collateralized by properties located in 30 states. Approximately 30% of this portfolio was office, 19% was manufactured housing, 18% was multifamily residential, 10% was hotels, 9% was industrial, 5% was retail, and 9% was other types.  At March 31, 2001, approximately 32% and 10% of this portfolio were secured by properties located in California and New York, respectively, and no more than 8% of this portfolio was secured by properties located in any other single state. At March 31, 2001, there were 13 mortgage loans with outstanding balances of $10 million or more, which collectively aggregated approximately 39% of this portfolio. At March 31, 2001, approximately 26% of the mortgage loan portfolio consisted of loans with balloon payments due before April 1, 2004.  During 2001 and 2000, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

     At March 31, 2001, approximately 9% of the mortgage loans were seasoned loans underwritten to the Company's standards and purchased at or near par from other financial institutions. Such loans generally have higher average interest rates than loans that could be originated today.  The balance of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the seasoned nature of the Company's mortgage loan portfolio and its strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

POLICY LOANS totaled $240.8 million at March 31, 2001, compared to $244.4 million at December 31, 2000, and are primarily loans taken against universal life policies.

     SEPARATE ACCOUNT SEED MONEY totaled $82.0 million at March 31, 2001, compared to $104.7 million at December 31, 2000, and consists of seed money for mutual funds used as investment vehicles for the Company's variable annuity separate accounts and SunAmerica Asset Management's mutual funds.

     PARTNERSHIPS totaled $336.7 million at March 31, 2001, constituting investments in 530 partnerships with an average size of approximately $0.635 million, most of which are partnership assets of SAAH LLC which was contributed to the Company effective January 1, 2001 (see Note 1). This portfolio includes $328.5 million of partnerships that make tax-advantaged investments in affordable housing properties, currently involving approximately 524 multifamily projects in 41 states, and $8.2 million of partnerships managed by independent money managers that invest in a broad selection of equity and fixed-income securities, currently including 421 separate issuers. The risks generally associated with partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated, to some extent, for the affordable housing partnerships by the marketability of the tax credits they generate, and in the case of many of the other partnerships, by the existence of contractual termination provisions.

OTHER INVESTED ASSETS aggregated $18.1 million at March 31, 2001, compared with $18.5 million at December 31, 2000, and consist of collateralized bond obligations and other mutual fund investments.

     ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 80% of the Company's fixed annuity, universal life and GIC reserves had surrender penalties or other restrictions at March 31, 2001.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing  its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; policy loans; and investments in limited partnerships that invest primarily in fixed-rate securities.

At March 31, 2001, these assets had an aggregate fair value of $5.23 billion with a duration of 2.9. The Company's fixed-rate liabilities include fixed annuity, GIC and universal life reserves and subordinated notes. At March 31, 2001, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $4.69 billion with a duration of 3.1. The Company's potential exposure due to a 10% decrease in prevailing interest rates from their March 31, 2001 levels is a loss of approximately $2.4 million, representing the increase in the fair value of its fixed-rate liabilities that is not offset by an increase in the fair value of its fixed-rate assets. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At March 31, 2001, the Company had two outstanding Swap Agreements with a total notional principal of $125.7 million. These agreements mature in June 2002 and December 2024.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $3.9 million of bonds at March 31, 2001, and constituted less than 0.1% of total invested assets. At December 31, 2000, defaulted investments totaled $3.6 million of bonds and constituted less than 0.1% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At March 31, 2001, approximately $2.18 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $48.3 million, while approximately $1.77 billion of the Bond Portfolio had an aggregate unrealized loss of $102.1 million. In addition, the Company's investment portfolio currently provides approximately $50.9 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company's annuity and GIC products have been more than sufficient in amount to satisfy the Company's liquidity needs.

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

     Risk-based capital ("RBC") standards are designed to measure the adequacy of an insurer's statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer's RBC is deficient. The RBC formula develops a risk-adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer's size, but also on the risk profile of the insurer's operations.

     The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The statutory capital and surplus of the Company exceeded its RBC requirements by a considerable margin as of March 31, 2001.

     In 1998, the NAIC adopted the codification of statutory accounting principles ("Codification") which replaced the NAIC's previous primary guidance on statutory accounting, effective January 1, 2001. Codification changes prescribed statutory accounting practices and will result in changes to the accounting practices that the Company uses to prepare its statutory basis financial statements. Codification has been adopted by all fifty states as the prescribed basis of accounting, including Arizona. The adoption of Codification resulted in an increase of approximately $99.4 million to the Company's statutory surplus.

     Privacy provisions of the Gramm-Leach-Bliley Act are fully effective in 2001 and establish new consumer protections regarding the security, confidentiality, and uses of nonpublic personal information of individuals. The law also requires financial institutions to disclose their privacy policies to their customers. Additional privacy legislation pending in the United States Congress and several states is designed to provide further privacy protections to consumers of financial products and services. These statutes and regulations may result in additional regulatory compliance costs, may limit the Company's ability to market its products, and may otherwise constrain the nature or scope of the Company's insurance and financial services operations.

     The Gramm-Leach-Bliley Act also allows combinations between insurance companies, banks and other entities. It is not yet known what effect this legislation will have on insurance companies. In addition, from time to time, Federal initiatives are proposed that could affect the Company's businesses. Such initiatives include employee benefit plan regulations and tax law changes affecting the taxation of insurance companies and the tax treatment of insurance and other investment products. Proposals made in recent years to limit the tax deferral of annuities or otherwise modify the tax rules related to the treatment of annuities have not been enacted. While certain of such proposals, if implemented, could have an adverse effect on the Company's sales of affected products, and, consequently, on its results of operations, the Company believes these proposals have a small likelihood of being enacted, because they would discourage retirement savings and there is strong public and industry opposition to them.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 21 to 23 herein.

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
10(a)

Amendment to Subordinated Loan Agreement for Equity Capital, dated as of March 20, 2001, between the Company's subsidiary, SunAmerica Capital Services, Inc., extending the maturity date to April 30, 2003 and changing the interest rate to 8% of a Subordinated Loan Agreement for Equity Capital, dated as of March 19, 1999, defining SunAmerica Inc.'s rights with respect to the 8.5% notes due April 30, 2002.

REPORTS ON FORM 8-K
There were no Current Reports on Form 8-K filed during the three months ended March 31, 2001.

SIGNATURES Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR NATIONAL LIFE INSURANCE COMPANY Registrant

Dated: May 14, 2001	/s/ N. SCOTT GILLIS N. Scott Gillis Senior Vice President (Principal Financial Officer)

Dated: May 14, 2001	/s/ MAURICE S. HEBERT Maurice S. Hebert Vice President and Controller (Principal Accounting Officer)

ANCHOR NATIONAL LIFE INSURANCE COMPANY LIST OF EXHIBITS FILED
Exhibit No.	Description
10(a)

Amendment to Subordinated Loan Agreement for Equity Capital, dated as of March 20, 2001, between the Company's subsidiary, SunAmerica Capital Services, Inc., extending the maturity date to April 30, 2003 and changing the interest rate to 8% of a Subordinated Loan Agreement for Equity Capital, dated as of March 19, 1999, defining SunAmerica Inc.'s rights with respect to the 8.5% notes due April 30, 2002.

