Form 10-Q
period 2001-06-30
ANCHOR NATIONAL LIFE INSURANCE CO
filed 2001-08-13
CIK 6342

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001 Commission File No. 33-47472 ANCHOR NATIONAL LIFE INSURANCE COMPANY
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

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON AUGUST 13, 2001 WAS AS FOLLOWS:

Common Stock (par value $1,000 per share)	3,511 shares outstanding

ANCHOR NATIONAL LIFE INSURANCE COMPANY INDEX
Page Number(s)

Part I - Financial Information

Consolidated Balance Sheet (Unaudited) - June 30, 2001 and December 31, 2000	3-4

Consolidated Statement of Income and Comprehensive Income (Unaudited) - Three Months and Six Months Ended June 30, 2001 and 2000	5-6

Consolidated Statement of Cash Flows (Unaudited) - Six Months Ended June 30, 2001 and 2000	7-8

Notes to Consolidated Financial Statements (Unaudited)	9-13

Management's Discussion and Analysis of Financial Condition and Results of Operations	14-32

Quantitative and Qualitative Disclosures About Market Risk	33

Part II - Other Information	34-36

ANCHOR NATIONAL LIFE INSURANCE COMPANY CONSOLIDATED BALANCE SHEET (Unaudited)
	June 30, 2001	December 31, 2000
	(In thousands)

ASSETS

Investments and cash:
Cash and short-term investments	$156,928	$169,701
Bonds, notes and redeemable
preferred stocks available for sale,
at fair value (amortized cost:
June 2001, $3,997,091;
December 2000, $4,130,570)	3,918,406	4,007,902
Mortgage loans	693,976	684,174
Policy loans	231,770	244,436
Separate account seed money	58,115	104,678
Common stocks available for sale,
at fair value (cost: June 2001
and December 2000, $1,001)	492	974
Partnerships	177,116	8,216
Real estate	20,091	24,139
Other invested assets	11,737	18,514

Total investments and cash	5,268,631	5,262,734

Variable annuity assets held in separate
accounts	19,496,994	20,393,820
Accrued investment income	59,748	57,555
Deferred acquisition costs	1,376,063	1,286,456
Income taxes currently receivable from Parent	72,974	60,992
Due from affiliates	245,570	---
Other assets	112,352	127,921

TOTAL ASSETS	$26,632,332	$27,189,478

See accompanying notes to consolidated financial statements

ANCHOR NATIONAL LIFE INSURANCE COMPANY CONSOLIDATED BALANCE SHEET (Continued) (Unaudited)
	June 30, 2001	December 31, 2000
	(In thousands)

LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
Reserves for fixed annuity contracts	$2,813,893	$2,778,229
Reserves for universal life insurance
contracts	1,777,437	1,832,667
Reserves for guaranteed investment
contracts	490,930	610,672
Due to brokers for purchases of securities	55,950	3,662
Modified coinsurance deposit liability	80,325	97,647
Due to affiliates	---	5,744
Other liabilities	184,236	197,271

Total reserves, payables and accrued
liabilities	5,402,771	5,525,892

Variable annuity liabilities related to
separate accounts	19,496,994	20,393,820

Subordinated notes payable to affiliates	57,034	55,119

Deferred income taxes	121,499	85,978

Shareholder's equity:
Common Stock	3,511	3,511
Additional paid-in capital	925,753	493,010
Retained earnings	663,245	697,730
Accumulated other comprehensive loss	(38,475)	(65,582)

Total shareholder's equity	1,554,034	1,128,669

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$26,632,332	$27,189,478

See accompanying notes to consolidated financial statements

ANCHOR NATIONAL LIFE INSURANCE COMPANY CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the three months and six months ended June 30, 2001 and 2000 (Unaudited)
	Three Months		Six Months
	2001	2000	2001	2000
	(In thousands)

Investment income	$101,202	$96,939	$188,983	$202,715
Interest expense on:
Fixed annuity contracts	(31,018)	(33,298)	(63,116)	(71,018)
Universal life insurance
contracts	(20,326)	(19,842)	(40,788)	(43,598)
Guaranteed investment contracts	(6,385)	(9,116)	(16,104)	(14,384)
Subordinated notes payable to
affiliates	(1,118)	(1,108)	(2,235)	(1,909)

Total interest expense	(58,847)	(63,364)	(122,243)	(130,909)

NET INVESTMENT INCOME	42,355	33,575	66,740	71,806

NET REALIZED INVESTMENT LOSSES	(14,719)	(3,639)	(39,583)	(5,408)

Fee income:
Variable annuity fees	92,683	99,397	186,249	196,016
Net retained commissions	12,599	14,914	25,036	28,072
Asset management fees	16,998	17,750	34,196	34,818
Universal life insurance fees, net	4,845	1,969	10,074	6,740
Surrender charges	5,926	5,744	11,825	10,769
Other fees	3,117	2,135	6,944	4,897

TOTAL FEE INCOME	136,168	141,909	274,324	281,312

GENERAL, ADMINISTRATIVE AND OTHER
EXPENSES	(45,564)	(40,969)	(86,231)	(80,720)

AMORTIZATION OF DEFERRED
ACQUISITION COSTS	(51,152)	(36,397)	(93,416)	(74,329)

ANNUAL COMMISSIONS	(14,632)	(11,352)	(28,565)	(26,796)

PRETAX INCOME BEFORE CUMULATIVE
EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE	52,456	83,127	93,269	165,865

Income tax expense	(13,299)	(30,559)	(23,317)	(59,853)

NET INCOME BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE	39,157	52,568	69,952	106,012

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE, NET OF TAX
(NOTE 5)	(10,342)	---	(10,342)	---

NET INCOME	28,815	52,568	59,610	106,012

See accompanying notes to consolidated financial statements

ANCHOR NATIONAL LIFE INSURANCE COMPANY CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Continued) For the three months and six months ended June 30, 2001 and 2000 (Unaudited)
	Three Months		Six Months
	2001	2000	2001	2000
	(In thousands)

OTHER COMPREHENSIVE INCOME (LOSS),
NET OF TAX:
Net unrealized gains (losses)
on debt and equity securities
available for sale identified
in the current period (net of
income tax benefit of $10,988
and $7,493 for the second
quarters of 2001 and 2000,
respectively, and income tax
expense of $2,185 and income
tax benefit of $14,253 for the
six months of 2001 and 2000,
respectively)	(20,407)	(13,916)	4,057	(26,470)

Less reclassification adjustment
for net realized losses
included in net income (net
of income tax benefit of
$4,261 and $1,099 for
the second quarters of 2001
and 2000, respectively, and
$11,396 and $1,617 for
the six months of 2001 and
2000, respectively)	7,913	2,041	21,164	3,003

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE, NET OF TAX
(NOTE 5)	---	---	1,389	---

Net change related to cash flow
hedges (net of income tax benefit
of $89 and income tax expense
of $267 for the second
quarter and six months of
2001, respectively)	(164)	---	497	---

OTHER COMPREHENSIVE INCOME (LOSS)	(12,658)	(11,875)	27,107	(23,467)

COMPREHENSIVE INCOME	$16,157	$40,693	$86,717	$82,545

See accompanying notes to consolidated financial statements

ANCHOR NATIONAL LIFE INSURANCE COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS For the six months ended June 30, 2001 and 2000 (Unaudited)
	2001	2000
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,610	$106,012
Adjustments to reconcile net income to net
cash provided by operating activities:
Cumulative effect of change in
accounting principle	10,342	---
Interest credited to:
Fixed annuity contracts	63,116	71,018
Universal life insurance contracts	40,788	43,598
Guaranteed investment contracts	16,104	14,384
Net realized investment losses	39,583	5,408
Accretion (amortization) of net
discounts (premiums) on investments	5,705	(5,964)
Universal life insurance fees	(10,074)	(6,740)
Amortization of goodwill	695	727
Provision for deferred income taxes	26,494	29,116
Change in:
Accrued investment income	(2,193)	3,404
Deferred acquisition costs	(94,307)	(96,191)
Other assets	17,775	(3,309)
Income taxes currently receivable/payable
from Parent	(11,433)	(30,609)
Due from/to affiliates	4,480	(33,727)
Other liabilities	(13,947)	81,149
Other, net	18,055	9,245

NET CASH PROVIDED BY OPERATING ACTIVITIES	170,793	187,521

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds, notes and redeemable preferred stocks	(509,078)	(430,682)
Mortgage loans	(25,769)	(46,831)
Other investments, excluding short-term
investments	(5,043)	(18,350)
Sales of:
Bonds, notes and redeemable preferred stocks	345,222	330,321
Other investments, excluding short-term
investments	3,433	793
Redemptions and maturities of:
Bonds, notes and redeemable preferred stocks	312,947	240,882
Mortgage loans	16,926	47,968
Other investments, excluding short-term
investments	53,683	74,304
Short-term investments transferred from First
SunAmerica Life Insurance Company relating
to assumption reinsurance transaction
with MBL Life Assurance Corporation	---	16,741

NET CASH PROVIDED BY INVESTING ACTIVITIES	192,321	215,146

See accompanying notes to consolidated financial statements

ANCHOR NATIONAL LIFE INSURANCE COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS (Continued) For the six months ended June 30, 2001 and 2000 (Unaudited)
	2001	2000
	(In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Premium receipts on:
Fixed annuity contracts	$900,743	$852,080
Universal life insurance contracts	26,155	29,515
Guaranteed investment contracts	40,000	250,000
Net exchanges from the fixed accounts
of variable annuity contracts	(781,401)	(1,087,093)
Withdrawal payments on:
Fixed annuity contracts	(136,642)	(228,382)
Universal life insurance contracts	(38,242)	(62,731)
Guaranteed investment contracts	(175,874)	(8,246)
Claims and annuity payments on:
Fixed annuity contracts	(26,093)	(33,303)
Universal life insurance contracts	(74,028)	(80,357)
Net repayments from (repayments of)
other short-term financings	912	(54,790)
Net payment related to a modified
coinsurance transaction	(17,322)	(23,376)
Net receipt from issuances of subordinated
notes payable to affiliates	---	15,698
Dividends paid to Parent	(94,095)	(69,000)

NET CASH USED BY FINANCING ACTIVITIES	(375,887)	(499,985)

NET DECREASE IN CASH AND
SHORT-TERM INVESTMENTS	(12,773)	(97,318)

CASH AND SHORT-TERM INVESTMENTS AT
BEGINNING OF PERIOD	169,701	462,915

CASH AND SHORT-TERM INVESTMENTS AT
END OF PERIOD	$156,928	$365,597

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid on indebtedness	$320	$1,211

Net income taxes paid to Parent	$8,289	$61,325

See accompanying notes to consolidated financial statements

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	BASIS OF PRESENTATION

Anchor National Life Insurance Company, including its wholly owned subsidiaries (the "Company"), is a direct wholly owned subsidiary of SunAmerica Life Insurance Company (the "Parent"), which is an indirect wholly owned subsidiary of American International Group, Inc. ("AIG"), an international insurance and financial services holding company.  The Company is an Arizona-domiciled life insurance company which conducts its business through three segments:  annuity operations, asset management operations and broker-dealer operations.  Annuity operations consist of the sale and administration of deposit-type insurance contracts, including fixed and variable annuities, universal life insurance contracts and guaranteed investment contracts ("GICs").  Asset management operations, which include the distribution and management of mutual funds, are conducted by SunAmerica Asset Management Corp. ("SunAmerica Asset Management"), the Company's registered investment advisor and wholly owned subsidiary and its related distributor, SunAmerica Capital Services, Inc. ("SACS").  Broker-dealer operations involve the sale of securities and financial services products, and are conducted by Royal Alliance Associates, Inc. ("Royal"), a wholly owned subsidiary of the Company.

Effective January 1, 2001, the Parent contributed a wholly owned subsidiary, SA Affordable Housing LLC ("SAAH LLC"), to the Company.  SAAH LLC was subsequently contributed by the Company to SunAmerica Asset Management.  At the time of the contribution, SAAH LLC had partnership assets of $432,120,000, other assets of $623,000 and shareholder's equity of $432,743,000.  SAAH LLC's results of operations are included within the asset management operations.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary, consisting of normal recurring items, to present fairly the Company's consolidated financial position as of June 30, 2001 and December 31, 2000, the results of its consolidated operations for the three months and six months ended June 30, 2001 and 2000 and its consolidated cash flows for the six months ended June 30, 2001 and 2000.  The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000, contained in the Company's 2000 Annual Report on Form 10-K.  Certain prior year items have been reclassified to conform to the current period's presentation.

2.	SEGMENT INFORMATION

The Company has three business segments:  annuity operations, asset management operations and broker-dealer operations.  The Company evaluates performance based on profit or loss from operations before income taxes.  Following is selected information pertaining to the Company's business segments.

		Annuity Operations	Asset Management Operations	Broker- Dealer Operations	Total
		(In thousands)

	THREE MONTHS ENDED
	JUNE 30, 2001:

	Investment income	$94,138	$6,920	$144	$101,202
	Interest expense	(57,729)	(1,028)	(90)	(58,847)

	Net investment income	36,409	5,892	54	42,355

	Net realized investment
	losses	(5,669)	(9,050)	---	(14,719)

	Total fee income	101,429	22,510	12,229	136,168

	General, administrative
	and other expenses	(32,787)	(5,243)	(7,534)	(45,564)

	Amortization of deferred
	acquisition costs	(40,818)	(10,334)	---	(51,152)

	Annual commissions	(14,632)	---	---	(14,632)

	Pretax income before
	cumulative effect of change
	in accounting principle	$43,932	$3,775	$4,749	$52,456

	Total assets	$25,907,152	$657,683	$67,497	$26,632,332

	THREE MONTHS ENDED
	JUNE 30, 2000:

	Investment income	$95,331	$1,295	$313	$96,939
	Interest expense	(62,256)	(1,018)	(90)	(63,364)

	Net investment income	33,075	277	223	33,575

	Net realized investment
	losses	(3,639)	---	---	(3,639)

	Total fee income	104,227	23,699	13,983	141,909

	General, administrative
	and other expenses	(27,506)	(5,744)	(7,719)	(40,969)

	Amortization of deferred
	acquisition costs	(28,807)	(7,590)	---	(36,397)

	Annual commissions	(11,352)	---	---	(11,352)

	Pretax income	$65,998	$10,642	$6,487	$83,127

	Total assets	$28,010,275	$204,245	$77,975	$28,292,495

2.	SEGMENT INFORMATION (continued)
		Annuity Operations	Asset Management Operations	Broker- Dealer Operations	Total
		(In thousands)

	SIX MONTHS ENDED
	JUNE 30, 2001:

	Investment income	$179,237	$9,412	$334	$188,983
	Interest expense	(120,008)	(2,055)	(180)	(122,243)

	Net investment income	59,229	7,357	154	66,740

	Net realized investment losses	(30,533)	(9,050)	---	(39,583)

	Total fee income	204,128	45,602	24,594	274,324

	General, administrative
	and other expenses	(60,533)	(10,487)	(15,211)	(86,231)

	Amortization of deferred
	acquisition costs	(73,768)	(19,648)	---	(93,416)

	Annual commissions	(28,565)	---	---	(28,565)

	Pretax income before
	cumulative effect of change
	in accounting principle	$69,958	$13,774	$9,537	$93,269

	Total assets	$25,907,152	$657,683	$67,497	$26,632,332

	SIX MONTHS ENDED
	JUNE 30, 2000:

	Investment income	$199,219	$2,934	$562	$202,715
	Interest expense	(129,000)	(1,729)	(180)	(130,909)

	Net investment income	70,219	1,205	382	71,806

	Net realized investment
	losses	(5,408)	---	---	(5,408)

	Total fee income	207,906	46,937	26,469	281,312

	General, administrative
	and other expenses	(53,330)	(12,158)	(15,232)	(80,720)

	Amortization of deferred
	acquisition costs	(60,246)	(14,083)	---	(74,329)

	Annual commissions	(26,796)	---	---	(26,796)

	Pretax income	$132,345	$21,901	$11,619	$165,865

	Total assets	$28,010,275	$204,245	$77,975	$28,292,495

3.	CONTINGENT LIABILITIES

The Company has entered into six agreements in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace.  In return the Company receives a fee.  The maximum liability under these guarantees at June 30, 2001 is $925,000,000.  Related to each of these agreements are participation agreements with the Parent under which the Parent will share in $460,100,000 of these liabilities in exchange for a proportionate percentage of the fees received under these agreements.  Management does not anticipate any material losses with respect to these commitments.

The Company has entered into an agreement whereby it is committed to purchase the remaining principle amount, $398.8 million as of June 30, 2001, of various mortgage-backed securities at par value in March 2006.  At the present time, management does not anticipate any material losses with respect to this agreement.

4.	DERIVATIVES

As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities.  Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes.  The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets into fixed-rate instruments.  At June 30, 2001, the Company had one outstanding Swap Agreement subject to the provisions of SFAS 133 (see Note 5 below) with a notional principal of $97,000,000 which matures in June 2002.  This agreement effectively converts a $97,000,000 floating rate commercial mortgage to a fixed rate instrument.  The agreement has been designated as a cash flow hedge and accordingly, the market value of the Swap Agreement, $2,901,000, has been recorded as an asset in the Company's consolidated balance sheet as of June 30, 2001.  In compliance with SFAS 133, changes in the market value of this Swap Agreement, net of taxes, are recognized as a component of other comprehensive income.

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

5.	RECENTLY ISSUED ACCOUNTING STANDARD (continued)

In November 1999, the Emerging Issues Task Force ("EITF") of the FASB issued EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets ("EITF 99-20").  This pronouncement changes the accounting requirements for interests in many asset backed securities, including collateralized debt obligations, commercial mortgage backed securities and residential mortgage backed securities.  EITF 99-20 requires that interest income on securities within its scope be recognized prospectively, with changes in expected future cash flows reflected in reported yields going forward.  In addition, if cash flows are expected to decrease, EITF 99-20 may require investors to recognize impairment losses.  EITF 99-20 is effective for the Company as of April 1, 2001.  The adoption of EITF 99-20 on April 1, 2001 resulted in a loss of $10,342,000, net of tax, which is being recognized and reported in the consolidated statement of income and comprehensive income as a cumulative effect of an accounting change.

ANCHOR NATIONAL LIFE INSURANCE COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations of Anchor National Life Insurance Company (the "Company") for the three months and six months ended June 30, 2001 and June 30, 2000 follows.  Certain prior period amounts have been reclassified to conform to the current period's presentation.

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

RESULTS OF OPERATIONS

     The Company has three business segments, as presented in Note 2 of Notes to Consolidated Financial Statements: annuity operations, asset management operations and broker-dealer operations.  Annuity operations consist of the sale and administration of deposit-type insurance contracts, such as fixed and variable annuities, universal life insurance contracts and guaranteed investment contracts ("GICs").  Annuity operations focus primarily on the marketing of variable annuity products and the administration of a closed block of universal life business.  The variable annuity products offer investors a broad spectrum of fund alternatives, with a choice of investment GIC managers, as well as guaranteed fixed-rate account options.  The Company earns fee income on investments in the variable account options and net investment income on the fixed-rate account options.

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

     NET INCOME totaled $28.8 million in the second quarter of 2001, compared with $52.6 million in the second quarter of 2000.  For the six months, net income amounted to $59.6 million in 2001, compared with $106.0 million in 2000.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE reflects the adoption of EITF 99-20 on April 1, 2001.  The Company recorded a loss of $10,342,000, net of tax, which is recognized in the consolidated statement of income and comprehensive income as a cumulative effect of accounting change (see Note 5 of Notes to Consolidated Financial Statements).

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE totaled $52.5 million in the second quarter of 2001 and $83.1 million in the second quarter of 2000.  For the six months, pretax income before cumulative effect of change in accounting principle totaled $93.3 million in 2000, compared with $165.9 million in 2000.  The decrease in 2001 primarily resulted from increased net realized investment losses and increased amortization of deferred acquisition costs.

     INCOME TAX EXPENSE totaled $13.3 million in the second quarter of 2001, $30.6 million in the second quarter of 2000, $23.3 million in the six months of 2001 and $59.9 million in the six months of 2001, representing effective annualized tax rates of 25%, 37%, 25% and 36%, respectively.  The lower tax rate in 2001 is due primarily to tax credits generated by SA Affordable Housing LLC ("SAAH LLC"), a wholly-owned subsidiary of SunAmerica Asset Management (See Note 1).

ANNUITY OPERATIONS

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE totaled $43.9 million in the second quarter of 2001, compared with $66.0 million in the second quarter of 2000.  For the six months, pretax income before cumulative effect of change in accounting principle totaled $70.0 in 2001, compared with $132.3 million in 2000.  The decreases in 2001 from 2000 primarily resulted from increased net realized investment losses, increased amortization of deferred acquisition costs and decreased net investment income.

     NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, totaled $36.4 million in the second quarter of 2001 and $33.1 million in the second quarter of 2000.  These amounts equal 2.86% on average invested assets (computed on a daily basis) of $5.08 billion in the second quarter of 2001 and 2.44% on average invested assets of $5.42 billion in the second quarter of 2000.  For the six months, net investment income decreased to $59.2 million in 2001 from $70.2 million in 2000, representing 2.27% of average invested assets of $5.21 billion in 2001 and 2.57% of average invested assets of $5.47 billion in 2000.

     Net investment spreads include the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities.  In the second quarter, average interest-bearing liabilities exceeded average invested assets by $7.7 million in 2001, whereas average invested assets exceeded average interest-bearing liabilities by $133.1 million in 2000.  For the six months, average invested assets exceeded average interest-bearing liabilities by $64.2 million in 2001, compared with $176.3 million in 2000.  The decrease in 2001 reflects dividends of $94.1 million paid to SunAmerica Life Insurance Company (the "Parent") in the second quarter of 2001.  The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 2.88% in the second quarter of 2001 and 2.33% in the second quarter of 2000.  For the six months, the Spread Difference was 2.21% in 2001 and 2.41% in 2000.  The decrease in the Spread Difference in 2001 compared to 2000 is due primarily to the impact of gains and losses on seed money and decreased partnership income.

     Investment income (and the related yields on average invested assets) totaled $94.1 million (7.41%) in the second quarter of 2001, $95.3 million (7.04%) in the second quarter of 2000, $179.2 million (6.88%) in the six months of 2001 and $199.2 million (7.29%) in the six months of 2000.  The increase in the investment yield in the second quarter of 2001 over the second quarter of 2000 is principally due to the impact of gains and losses on seed money and decreased partnership income.  In the second quarter of 2001, seed money gains were $3.3 million as compared to seed money losses of $4.8 million.  Partnership income was $0.2 million and $1.1 million in the second quarters of 2001 and 2000, respectively.  Excluding the impact of seed money gains and losses and partnership income, investment returns would have been 7.23% in the second quarter of 2001 and 7.48% in the second quarter of 2000.

     The decrease in the investment yield in the six months of 2001 as compared to the six months of 2000 is due primarily to the impact of gains and losses on seed money and decreased partnership income.  In the six months of 2001, seed money losses were $5.6 million as compared to $3.6 million of seed money gains in 2000.  Partnership income was $0.5 million and $2.0 million in the six months of 2001 and 2000, respectively.  Excluding seed money gains and losses and partnership income, investment returns would have been 7.19% for the six months of 2001 and 7.26% for the six months of 2000.

     Expenses incurred to manage the investment portfolio amounted to $1.4 million in the second quarter of 2001, $2.0 million in the second quarter of 2000, $3.2 million in the six months of 2001 and $3.5 million in the six months of 2000.  These expenses are included as a reduction of investment income in the consolidated statement of income.

     Total interest expense equaled $57.7 million in the second quarter of 2001 and $62.3 million in the second quarter of 2000.  For the six months, interest expense aggregated $120.0 million in 2001, compared with $129.0 million in 2000.  The average rate paid on all interest-bearing liabilities was 4.53% in the second quarter of 2001, compared with 4.71% in the second quarter of 2000.  For the six months, the average rate paid on all interest-bearing  liabilities  was  4.67% in 2001 and 4.88% in 2000.  Interest-bearing liabilities  averaged  $5.09 billion during the second quarter of 2001, $5.28 billion during the second quarter of 2000, $5.14 billion during the six months of 2001 and $5.29 billion during the six months of 2000.  The decreases in the overall rates paid in 2001 as compared to 2000 resulted primarily from reductions in crediting rates due to a decline in the interest rate environment during 2001.

     DECLINE IN AVERAGE INVESTED ASSETS largely resulted from the surrenders of certain closed blocks of fixed annuity policies.  Changes in average invested assets also reflect sales of the fixed account options of the Company's variable annuity products ("Fixed Annuity Premiums"), and renewal premiums on its universal life product ("UL Premiums"), partially offset by net exchanges from the fixed accounts into the separate accounts of variable annuity contracts.  Fixed Annuity Premiums and UL Premiums totaled $453.6 million in the second quarter of 2001, $486.6 million in the second quarter of 2000, $926.9 million in the six months of 2001 and $881.6 million in the six months of 2000, and are largely premiums for the fixed accounts of variable annuities.  On an annualized basis, these premiums represent 39%, 40%, 40% and 34%, respectively, of the related reserve balances at the beginning of the respective periods.

     GIC premiums totaled $100.0 million in the second quarter of 2000, $40.0 million in the six months of 2001 and $250.0 million in the six months of 2000.  No such premiums were written in the second quarter of 2001.  GIC surrenders and maturities totaled $12.8 million in the second quarter of 2001, $4.2 million in the second quarter of 2000, $175.9 million in the six months of 2001 and $8.2 million in the six months of 2000.  The GICs issued by the Company are generally variable rate contracts which guarantee the payment of principal and interest for a term of three to five years.  GICS that are purchased by banks for their long-term portfolios or by state and local governmental entities either prohibit withdrawals or permit scheduled book value withdrawals subject to the terms of the underlying indenture or agreement.  GICs purchased by asset management firms for their short-term portfolios either prohibit withdrawals or permit withdrawals with notice ranging from 90 to 270 days.  In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity.

     NET REALIZED INVESTMENT LOSSES totaled $5.7 million in the second quarter of 2001, compared with $3.6 million in the second quarter of 2000 and include impairment writedowns of $8.9 million and $5.8 million, respectively.  For the six months, net realized investment losses totaled $30.5 million in 2001, compared with $5.4 million in 2000 and include impairment writedowns of $34.7 million and $8.4 million, respectively.  Thus, net realized gains from sales and redemptions of investments totaled $3.2 million in the second quarter of 2001, $2.2 million in the second quarter of 2000, $4.2 million in the six months of 2001 and $3.0 million in the six months of 2000.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $350.3 million in the second quarter of 2001, $212.5 million in the second quarter of 2000, $730.0 million in the six months of 2001 and $621.5 million in the six months of 2000.  Sales of investments result from the active management of the Company's investment portfolio.  Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent, on an annualized basis, 0.25%, 0.16%, 0.16% and 0.11% of average invested assets in the second quarter of 2001, the second quarter of 2000, the six months of 2001 and the six months of 2000, respectively.  Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued.  The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns include $8.9 million, $5.8 million, $34.7 million and $8.4 million of provisions applied to high yield bonds in the second quarter of 2001, the second quarter of 2000, the six months of 2001 and the six months of 2000, respectively.  On an annualized basis, impairment writedowns represent 0.70%, 0.43%, 1.33% and 0.31% of average invested assets in the second quarter of 2001, the second quarter of 2000, the six months of 2001 and the six months of 2000, respectively.  For the twenty quarters ended June 30, 2001, impairment writedowns as an annualized percentage of average invested assets have ranged up to 2.62% and have averaged 0.50%.  Such writedowns are made when the Company has determined that the applicable assets have suffered other than temporary declines in net realizable value.   Actual realization will be dependent upon future events.  The Company recorded $15.9 million ($10.3 million, net of tax) of additional impairments pursuant to the implementation of EITF 99-20 (See Note 5 of Notes to Consolidated Financial Statements).  This adjustment was recorded as a cumulative effect of change in accounting principle in the accompanying consolidated statement of income and comprehensive income.

     VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts.  Such fees totaled $89.8 million in the second quarter 2001 and $95.8 million in the second quarter of 2000.  For the six months, variable annuity fees totaled $180.4 million in 2001, compared with $188.8 million in 2000.  The decreased fees reflect a decline in average variable annuity assets, principally due to a decline in market values and to surrenders, partially offset by receipt of variable annuity premiums and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts.  On an annualized basis, variable annuity fees represent 1.8% of average variable annuity assets in all periods presented.  Variable annuity assets averaged $19.44 billion, $21.00 billion, $19.63 billion and $20.71 billion during the second quarter of 2001 and 2000 and the six months of 2001 and 2000, respectively.  Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, totaled $427.2 million and $498.0 in the second quarters of 2001 and 2000, respectively.  For the six months, variable annuity premiums totaled $839.1 million in 2001, compared with $972.3 million in 2000.  On an annualized basis, these amounts represent 9%, 9%, 8% and 10% of variable annuity reserves at the beginning of the respective periods.  Transfers from the fixed accounts of the Company's variable annuity products to the separate accounts (see "Decline in Average Invested Assets") are not classified as variable annuity premiums.  Accordingly, changes in variable are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company's variable annuity products.

     Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $868.1 million, $970.0 million, $1.74 billion and $1.83 billion in the second quarters of 2001 and 2000 and six months of 2001 and 2000, respectively. Variable Annuity Product Sales primarily reflect sales of the Company's flagship variable annuity line, Polaris.  Polaris is a multimanager variable annuity that offers investors a choice of 31 variable funds and a number of guaranteed fixed-rate funds.  Variable Annuity Product Sales have decreased as a result of unfavorable stock market conditions.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future.  Also, from time to time, Federal initiatives are proposed that could affect the taxation of variable annuities and annuities generally (See "Regulation").

     UNIVERSAL LIFE INSURANCE FEES amounted to $4.8 million and $2.0 million in the second quarter of 2001 and 2000, respectively.  For the six months, universal life insurance fees totaled $10.1 million in 2001 and $6.7 million in 2000.  Universal life insurance fees consist of mortality changes, up-front fees earned on premiums received and administrative fees, net of the excess mortality expense on these contracts.  The Company does not actively market universal life insurance contracts.  Such fees annualized represent 1.08%, 0.41%, 1.12% and 0.70% of average reserves for universal life insurance contracts in the respective periods.  Universal life insurance fees have increased in 2001, principally as a result of improved mortality experience, which fluctuates and cannot necessarily be expected to continue in future periods.

     SURRENDER CHARGES on fixed and variable annuity contracts and  universal life contracts totaled $5.9 million in the second quarter of 2001 and $5.7 million in the second quarter of 2000.  For the six months, such surrender charges totaled $11.8 million in 2001 and $10.8 million in 2000.  Surrender charges generally are assessed on withdrawals at declining rates during the first seven years of a contract.  Withdrawal payments, which exclude claims and lump-sum annuity benefits, totaled $491.6 million in the second quarter of 2001, compared with $532.3 million in the second quarter of 2000.  For the six months, such withdrawal payments totaled $1.02 billion in 2001 and $1.19 billion in 2000.  Annualized, these payments when expressed as a percentage of average fixed and variable annuity and universal life reserves represent 8.3%, 8.4%, 8.5% and 9.4% for the second quarters of 2001 and 2000 and six months of 2001 and 2000, respectively.  Withdrawal rates were higher in 2000 due to higher surrenders on certain closed blocks of fixed annuity business.  Withdrawals include variable annuity payments from the separate accounts totaling $402.2 million (8.3% of average variable annuity reserves), $408.9 million (7.8% of average variable annuity reserves), $841.5 million (8.6% of average variable annuity reserves) and $903.9 million (8.8% of average variable annuity reserves) in the second quarters of 2001 and 2000 and the six months of 2001 and 2000, respectively.  Management does not anticipate a significant increase in the level of withdrawal payments relative to fixed and variable annuity and universal life reserves.

     GENERAL, ADMINISTRATIVE AND OTHER EXPENSES totaled $32.8 million in the second quarter of 2001 and $27.5 million in the second quarter of 2000.  For the six months, general, administrative and other expenses totaled $60.5 million in 2001 and $53.3 million in 2000.  General, administrative and other expenses have increased principally due to guaranteed death benefits paid pursuant to the Company's separate account contracts.  These guarantee payments, net of reinsurance, totaled $3.6 million in the second quarter of 2001 and $67,000 in the second quarter of 2000.  For the six months, such payments totaled $6.5 million in 2001 and $186,000 million in 2000.  The increase in these guaranteed minimum death benefit payments is principally due to unfavorable stock market conditions which resulted in decreases in the market values of the assets within the separate accounts.  General, administrative and other expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $40.8 million in the second quarter of 2001, compared with $28.8 million in the second quarter of 2000.  For the six months, such amortization totaled $73.8 million in 2001 compared with $60.2 million in 2000.  The increase in amortization was primarily due to additional fixed and variable annuity sales and the subsequent amortization of related deferred commissions and other direct  selling costs.

     ANNUAL COMMISSIONS totaled $14.6 million in the second quarter of 2001, compared with $11.4 million in the second quarter of 2000.  For the six months, annual commissions amounted to $28.6 million in 2001 and $26.8 million in 2000.  Annual commissions represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's variable annuity contracts.  Substantially all of the Company's currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission.  The Company estimates that approximately 54% of the average balances of its variable annuity products is currently subject to such annual commissions.  Based on current sales, this percentage is expected to increase in future periods.

ASSET MANAGEMENT OPERATIONS

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE totaled $3.8 million in the second quarter of 2001 and $10.6 million in the second quarter of 2000.  For the six months, pretax income before cumulative effect of change in accounting principle totaled $13.8 million in 2001 and $21.9 million in 2000.  The decrease in 2001 from 2000 primarily resulted from increased net realized investment losses and increased amortization of deferred acquisition costs, partially offset by an increase in net investment income.

     NET REALIZED INVESTMENT LOSSES totaled $9.1 million in the second quarter of 2001 and six months of 2001 and include impairment writedowns of $7.5 million in the second quarter of 2001 and six months of 2001.   There were no realized investment losses in 2000.  Thus, net realized losses from sales and redemptions of investments totaled $1.6 million in the second quarter and six months of 2001.  Impairment writedowns include $7.5 million of provisions applied to partnerships of SAAH LLC in the second quarter and six months of 2001.  Such writedowns are made when the Company has determined that the applicable assets have suffered other than temporary declines in net realizable value.   Actual realization will be dependent upon future events.

     VARIABLE ANNUITY FEES totaled $2.9 million in the second quarter of 2001, compared to $3.6 million in the second quarter of 2000.  For the six months, variable annuity fees totaled $5.9 million in 2001 and $7.3 million in 2000.  The decreased fees reflect a decline in average variable annuity assets, principally due to a decline in market values.

     ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds  by  SunAmerica  Asset  Management.  Such fees totaled $17.0 million on average assets managed of $6.64 billion in the second quarter of 2001 and $17.8 million on average assets managed of $6.33 billion in the second quarter of 2000.  For the six months, asset management fees totaled $34.2 million on average assets managed of $6.65 billion in 2001, compared with $34.8 million on average assets managed of $6.18 billion in 2000.  Asset management fees are not necessarily proportionate to average assets managed, principally due to changes in product mix.  Mutual fund sales, excluding sales of money market accounts, totaled $529.7 million in the second quarter of 2001, compared to $727.2 million in the second quarter of 2000.  For the six months, mutual fund sales amounted to $1.03 billion in 2001, compared with $1.56 billion in 2000.  Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $271.1 million in the second quarter of 2001, $185.7 million in the second quarter of 2000, $528.4 million in the six months of 2001 and $405.8 million in the six months of 2000, which, annualized, represent 19.3%, 13.5%, 18.8% and 15.3%, respectively, of average related mutual fund assets.  The decrease in sales and the increase in redemptions in 2001 principally reflect lower demand for growth funds, which have been out of favor with investors due to unfavorable stock market conditions.

     GENERAL, ADMINISTRATIVE AND OTHER EXPENSES totaled $5.2 million in the second quarter of 2001 and $5.7 million in the second quarter of 2000.  For the six months, general, administrative and other expenses totaled $10.5 million in 2001 and $12.2 million in 2000.  The decrease in expenses in 2001 principally reflects  the lower sales of mutual funds and related marketing costs.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $10.3 million in the second quarter of 2001, compared with $7.6 million in the second quarter of 2000.  For the six months, such amortization totaled $19.6 million in 2001 and $14.1 million in 2000.  The increase in amortization was primarily due to additional mutual fund sales and the subsequent amortization of related deferred commissions and other direct selling costs.

BROKER DEALER OPERATIONS

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE totaled $4.7 million in 2001 and $6.5 million in 2000.  For the six months, pretax income before cumulative effect of change in accounting principle totaled $9.5 million in 2001 and $11.6 million in 2000.  The decrease in 2001 from 2000 primarily resulted from a decline in net retained commissions.

     NET RETAINED COMMISSIONS totaled $11.9 million in 2001 and $14.0 million in 2000.  For the six months, net retained commissions totaled $23.8 million in 2001 and $26.2 million in 2000.  Net retained commissions are derived from commissions on the sales of proprietary and nonproprietary investment products, after deducting approximately 90% of such commissions that is passed on to registered representatives and have decreased as a result of lower sales.  Fluctuations in net retained commissions may not necessarily be limited to fluctuations in sales primarily due to changes in sales mix.  Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $2.65 billion in the second quarter of 2001 and $3.73 billion in the second quarter of 2000, $5.83 billion in the six months of 2001 and $6.61 billion in the six months of 2000.  The decrease in broker-dealer sales in 2001 reflects lower demand for mutual funds due to unfavorable stock market conditions.

     GENERAL, ADMINISTRATIVE AND OTHER EXPENSES totaled $7.5 million in 2001, compared with $7.7 million in 2000.  For the six months, general, administrative and other expenses totaled $15.2 million in 2001 and 2000.

FINANCIAL CONDITION AND LIQUIDITY

     SHAREHOLDER'S EQUITY increased to $1.55 billion at June 30, 2001 from $1.13 billion at December 31, 2000, due principally to a $432.7 million capital contribution from the Parent of its wholly-owned subsidiary, SAAH LLC, to the Company.  In addition, the Company recorded net income of $59.6 million and other comprehensive income of $27.1 million, offset by ordinary and extraordinary dividends totaling $94.1 million paid to the Parent on April 2, 2001.

     INVESTED ASSETS at June 30, 2001 totaled $5.27 billion, compared with $5.26 billion at December 31, 2000.  The Company manages most of its invested assets internally.  The Company's general investment philosophy is to hold fixed-rate assets for long-term investment.  Thus, it does not have a trading portfolio.  However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in  prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

     THE BOND PORTFOLIO, which constituted 74% of the Company's total investment portfolio at June 30, 2001, had an amortized cost that was $78.7 million greater than its aggregate fair value at June 30, 2001 and $122.7 million  greater  than  its  aggregate fair value at December 31, 2000.  The decrease in net unrealized losses on the Bond Portfolio during 2001 reflects impairment writedowns recorded in 2001 as well as the decline in prevailing interest rates and the corresponding effect on the fair value of the Bond  Portfolio at June 30, 2001.

     At June 30, 2001, the Bond Portfolio (excluding $1.4 million of redeemable preferred stocks) included $3.89 billion of bonds rated by Standard & Poor's ("S&P"), Moody's Investors Service ("Moody's"), Fitch ("Fitch") or the Securities Valuation Office of the National Association of Insurance Commissioners ("NAIC"), and $26.4 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC.  At June 30, 2001, approximately $3.69 billion of the Bond Portfolio was investment grade, including $1.68 billion of U.S. government/agency securities and mortgage-backed securities ("MBS").

     At June 30, 2001, the Bond Portfolio included $223.1 million of bonds that were not investment grade.  These non-investment-grade bonds accounted for approximately 0.8% of the Company's total assets and approximately 4.2% of its invested assets.

     Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities.  The Company had no material concentrations of non-investment-grade securities at June 30, 2001.

The table on the next page summarizes the Company's rated bonds by rating classification as of June 30, 2001.

RATED BONDS BY RATING CLASSIFICATION (Dollars in thousands)
Issues Rated by S&P/Moody's/Fitch			Issues not rated by S&P/Moody's/ Fitch, by NAIC Category			Total

S&P/Moody's/ Fitch category (1)	Amortized cost	Estimated fair value	NAIC category (2)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Percent of invested assets

AAA+ to A-
(Aaa to A3)
[AAA to A-]
{AAA to A-}	$2,923,062	$2,911,186	1	$83,502	$85,512	$3,006,564	$2,996,698	56.88%

BBB+ to BBB-
(Baa1 to Baa3)
[BBB+ to BBB-]
{BBB+ to BBB-}	596,604	586,577	2	112,628	110,627	709,232	697,204	13.23%

BB+ to BB-
(Ba1 to Ba3)
[BB+ to BB-]
{BB+ to BB-}	65,098	54,776	3	1,682	1,474	66,780	56,250	1.07%

B+ to B-
(B1 to B3)
[B+ to B-]
{B+ to B-}	171,174	136,526	4	4,320	4,168	175,494	140,694	2.67%

CCC+ to C
(Caa to C)
[CCC]
{CCC+ to C-}	29,188	18,801	5	6,000	5,875	35,188	24,676	0.47%

CI to D
[DD]
{D}	2,458	1,509	6	---	---	2,458	1,509	0.03%

TOTAL RATED ISSUES	$3,787,584	$3,709,375		$208,132	$207,656	$3,995,716	$3,917,031

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

(2)

Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default.  These six categories correspond with the S&P/Moody's/Fitch rating groups listed above, with categories 1 and 2 considered investment grade.  The NAIC categories include $26.4 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

     Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $155.7 million at June 30, 2001.  Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer.  At June 30, 2001, Secured Loans consisted of $52.3 million of publicly traded securities and $103.4 million of privately traded securities.  These Secured Loans are composed of loans to 37 borrowers spanning 15 industries, with 28% of these assets concentrated in utilities and 17% concentrated in energy.  No other industry constituted more than 10% of these assets.

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

     MORTGAGE LOANS aggregated $694.0 million at June 30, 2001 and consisted of 130 commercial first mortgage loans with an average loan balance of approximately $5.3 million, collateralized by properties located in 30 states.  Approximately 30% of this portfolio was office, 19% was manufactured housing, 18% was multifamily residential, 9% was hotels, 9% was industrial, 5% was retail, and 10% was other types.  At June 30, 2001, approximately 32% and 9% of this portfolio were secured by properties located in California and New York, respectively, and no more than 8% of this portfolio was secured by properties located in any other single state. At June 30, 2001, there were 13 mortgage loans with outstanding balances of $10 million or more, which collectively aggregated approximately 39% of this portfolio.  At June 30, 2001, approximately 28% of the mortgage loan portfolio consisted of loans with balloon payments due before July 1, 2004.  During 2001 and 2000, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

     Substantially all of the mortgage loan portfolio has been originated by the Company under strict underwriting standards.  Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences.  This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types.  However, due to the Company's strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

POLICY LOANS totaled $231.8 million at June 30, 2001, compared to $244.4 million at December 31, 2000, and are primarily loans taken against universal life policies.

     SEPARATE ACCOUNT SEED MONEY totaled $58.1 million at June 30, 2001, compared to $104.7 million at December 31, 2000, and consists of seed money for mutual funds used as investment vehicles for the Company's variable annuity separate accounts and SunAmerica Asset Management's mutual funds.   The decrease reflects a decline in the market value of the Company's variable annuity assets.

     PARTNERSHIPS totaled $177.1 million at June 30, 2001, constituting investments in 536 partnerships with an average size of approximately $0.3 million, most of which are partnership assets of SAAH LLC which was contributed to the Company effective January 1, 2001 (see Note 1).   This portfolio includes $168.9 million of partnerships that make tax-advantaged investments in affordable housing properties, currently involving approximately 530 multifamily projects in 48 states, and $8.2 million of partnerships managed by independent money managers that invest in a broad selection of equity and fixed-income securities, currently including 419 separate issuers.  The risks generally associated with partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated, to some extent, for the affordable housing partnerships by the marketability of the tax credits they generate, and in the case of many of the other partnerships, by the existence of contractual termination provisions.

OTHER INVESTED ASSETS aggregated $11.7 million at June 30, 2001, compared with $18.5 million at December 31, 2000, and consist of collateralized bond obligations and other mutual fund investments.

     ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation.  The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return.  The Company does not have a specific target rate of return.  Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates and general economic conditions.  Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.  The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 82% of the Company's fixed annuity, universal life and GIC reserves had surrender penalties or other restrictions at June 30, 2001.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios.  With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities.  The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; policy loans; and investments in limited partnerships that invest primarily in fixed-rate securities.  At June 30, 2001, these assets had an aggregate fair value of $5.04 billion with a duration of 3.4.  The Company's fixed-rate liabilities include fixed annuity, GIC and universal life reserves and subordinated notes.  At June 30, 2001, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $4.70 billion with a duration of 3.1.  The Company's potential exposure due to a 10% increase in prevailing interest rates from their June 30, 2001 levels is a loss of approximately $13.7 million, representing the increase in the fair value of its fixed-rate liabilities that is not offset by an increase in the fair value of its fixed-rate assets.  Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities.  Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes.  The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments.  At June 30, 2001, the Company had two outstanding Swap Agreements with a total notional principal of $126.8 million.  These agreements mature in June 2002 and December 2024.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $7.3 million of bonds at June 30, 2001, and constituted approximately 0.1% of total invested assets.  At December 31, 2000, defaulted investments totaled $3.6 million of bonds and constituted less than 0.1% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales.   At June 30, 2001, approximately $1.80 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $32.6 million, while approximately $2.12 billion of the Bond Portfolio had an aggregate unrealized loss of $111.3 million.  In addition, the Company's investment portfolio currently provides approximately $50.3 million of monthly cash flow from scheduled principal and interest payments.  Historically, cash flows from operations and from the sale of the Company's annuity and GIC products have been more than sufficient in amount to satisfy the Company's liquidity needs.

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

     Risk based capital ("RBC") standards are designed to measure the adequacy of an insurer's statutory capital and surplus in relation to the risks inherent in its business.  The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer's RBC is deficient.  The RBC formula develops a risk adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items.  Higher factors are applied to more risky items and lower factors are applied to less risky items.  Thus, the target level of statutory surplus varies not only as a result of the insurer's size, but also on the risk profile of the insurer's operations.

     The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below  the calculated RBC target.  These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control.  The statutory capital and surplus of the Company exceeded its RBC requirements by a considerable margin as of June 30, 2001.

     In 1998, the NAIC adopted the codification of statutory accounting principles ("Codification") which replaced the NAIC's previous primary guidance on statutory accounting, which became effective January 1, 2001.  Codification changed prescribed statutory accounting practices and has resulted in changes to the accounting practices that the Company uses to prepare its statutory basis financial statements.  Codification has been adopted by all fifty states as the prescribed basis of accounting, including Arizona.  The adoption of Codification resulted in an increase to the Company's statutory surplus of approximately $99.4 million.

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

     SunAmerica Asset Management is registered with the Securities and Exchange Commission ("SEC") as an investment adviser under the Investment Advisers Act of 1940.  The mutual funds that it markets are subject to regulations under the Investment Company Act of 1940.  SunAmerica Asset Management and the mutual funds are also subject to regulation and examination by the SEC.  In addition, variable annuities and the related separate accounts of the Company are subject to regulation by the SEC under the Securities Act of 1933 and the Investment Company Act of 1940.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 27 to 28 herein.

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
10(a)

Second amendment to Subordinated Loan Agreement for Equity Capital, dated as of April 30, 2001, between the Company's subsidiary, SunAmerica Capital Services, Inc. ("SACS"), and SunAmerica Inc. ("SAI"), extending the maturity date to June 30, 2003 and adjusting the interest rate from 9.5% to 7.5% per annum for the unpaid principal under the Amendment to Subordinated Loan Agreement for Equity Capital, dated as of May 22, 2000, with a maturity date of June 30, 2002.

10(b)

Second amendment to Subordinated Loan Agreement for Equity Capital, dated as of June 5, 2001, between SACS and SAI, extending the maturity date to July 30, 2003 and adjusting the interest rate from 9.5% to 7.5% per annum for the unpaid principal under the Amendment to Subordinated Loan Agreement for Equity Capital, dated as of May 22, 2000, with a maturity date of July 30, 2002.

REPORTS ON FORM 8-K
There were no current reports on Form 8-K filed during the three months ended June 30, 2001.

SIGNATURES Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR NATIONAL LIFE INSURANCE COMPANY Registrant

Dated: August 13, 2001	/s/ N. SCOTT GILLIS N. Scott Gillis Senior Vice President (Principal Financial Officer)

Dated: August 13, 2001	/s/ MAURICE S. HEBERT Maurice S. Hebert Vice President and Controller (Principal Accounting Officer)

ANCHOR NATIONAL LIFE INSURANCE COMPANY LIST OF EXHIBITS FILED
Exhibit No.	Description
10(a)

Second amendment to Subordinated Loan Agreement for Equity Capital, dated as of April 30, 2001, between the Company's subsidiary, SunAmerica Capital Services, Inc. ("SACS"), and SunAmerica Inc. ("SAI"), extending the maturity date to June 30, 2003 and adjusting the interest rate from 9.5% to 7.5% per annum for the unpaid principal under the Amendment to Subordinated Loan Agreement for Equity Capital, dated as of May 22, 2000, with a maturity date of June 30, 2002.

10(b)

Second amendment to Subordinated Loan Agreement for Equity Capital, dated as of June 5, 2001, between SACS and SAI, extending the maturity date to July 30, 2003 and adjusting the interest rate from 9.5% to 7.5% per annum for the unpaid principal under the Amendment to Subordinated Loan Agreement for Equity Capital, dated as of May 22, 2000, with a maturity date of July 30, 2002.

