Form 10-Q
period 2001-09-30
ANCHOR NATIONAL LIFE INSURANCE CO
filed 2001-11-14
CIK 6342

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001 Commission File No. 33-47472 ANCHOR NATIONAL LIFE INSURANCE COMPANY
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

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK ON NOVEMBER 13, 2001 WAS AS FOLLOWS:

Common Stock (par value $1,000 per share)	3,511 shares outstanding

ANCHOR NATIONAL LIFE INSURANCE COMPANY INDEX
Page Number(s)

Part I - Financial Information

Consolidated Balance Sheet (Unaudited) - September 30, 2001 and December 31, 2000	3-4

Consolidated Statement of Income and Comprehensive Income (Unaudited) - Three Months and Nine Months Ended September 30, 2001 and 2000	5-6

Consolidated Statement of Cash Flows (Unaudited) - Nine Months Ended September 30, 2001 and 2000	7-8

Notes to Consolidated Financial Statements (Unaudited)	9-13

Management's Discussion and Analysis of Financial Condition and Results of Operations	14-32

Quantitative and Qualitative Disclosures About Market Risk	33

Part II - Other Information	34-36

ANCHOR NATIONAL LIFE INSURANCE COMPANY CONSOLIDATED BALANCE SHEET (Unaudited)
	September 30, 2001	December 31, 2000
	(In thousands)

ASSETS

Investments and cash:
Cash and short-term investments	$177,952	$169,701
Bonds, notes and redeemable
preferred stocks available for sale,
at fair value (amortized cost:
September 2001, $4,783,421;
December 2000, $4,130,570)	4,808,332	4,007,902
Mortgage loans	679,704	684,174
Policy loans	228,683	244,436
Separate account seed money	46,841	104,678
Common stocks available for sale,
at fair value (cost: September 2001
and December 2000, $1,001)	657	974
Partnerships	244,355	8,216
Real estate	20,091	24,139
Other invested assets	10,860	18,514

Total investments and cash	6,217,475	5,262,734

Variable annuity assets held in separate
accounts	16,678,381	20,393,820
Accrued investment income	68,324	57,555
Deferred acquisition costs	1,384,327	1,286,456
Income taxes currently receivable from Parent	141,782	60,992
Due from affiliates	178,489	---
Other assets	116,063	127,921

TOTAL ASSETS	$24,784,841	$27,189,478

See accompanying notes to consolidated financial statements

ANCHOR NATIONAL LIFE INSURANCE COMPANY CONSOLIDATED BALANCE SHEET (Continued) (Unaudited)
	September 30, 2001	December 31, 2000
	(In thousands)

LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
Reserves for fixed annuity contracts	$3,538,225	$2,778,229
Reserves for universal life insurance
contracts	1,755,117	1,832,667
Reserves for guaranteed investment
contracts	486,083	610,672
Due to brokers for purchases of securities	149,739	3,662
Modified coinsurance deposit liability	69,105	97,647
Due to affiliates	---	5,744
Other liabilities	192,687	197,271

Total reserves, payables and accrued
liabilities	6,190,956	5,525,892

Variable annuity liabilities related to
separate accounts	16,678,381	20,393,820

Subordinated notes payable to affiliates	57,921	55,119

Deferred income taxes	223,263	85,978

Shareholder's equity:
Common Stock	3,511	3,511
Additional paid-in capital	925,753	493,010
Retained earnings	690,905	697,730
Accumulated other comprehensive
income (loss)	14,151	(65,582)

Total shareholder's equity	1,634,320	1,128,669

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$24,784,841	$27,189,478

See accompanying notes to consolidated financial statements

ANCHOR NATIONAL LIFE INSURANCE COMPANY CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the three months and nine months ended September 30, 2001 and 2000 (Unaudited)
	Three Months		Nine Months
	2001	2000	2001	2000
	(In thousands)

Investment income	$85,330	$103,920	$274,313	$306,635
Interest expense on:
Fixed annuity contracts	(33,415)	(35,080)	(96,531)	(106,098)
Universal life insurance
contracts	(20,636)	(21,477)	(61,424)	(65,075)
Guaranteed investment contracts	(5,238)	(9,462)	(21,342)	(23,846)
Senior indebtedness	(73)	---	(73)	---
Subordinated notes payable to
affiliates	(1,117)	(1,117)	(3,352)	(3,026)

Total interest expense	(60,479)	(67,136)	(182,722)	(198,045)

NET INVESTMENT INCOME	24,851	36,784	91,591	108,590

NET REALIZED INVESTMENT LOSSES	(17,847)	(1,555)	(57,430)	(6,963)

Fee income:
Variable annuity fees	88,528	105,728	274,777	301,744
Net retained commissions	11,923	16,019	36,959	44,091
Asset management fees	15,709	20,921	49,905	55,739
Universal life insurance fees, net	5,389	5,716	15,463	12,456
Surrender charges	6,127	5,423	17,952	16,192
Other fees	3,438	4,255	10,382	9,152

TOTAL FEE INCOME	131,114	158,062	405,438	439,374

GENERAL, ADMINISTRATIVE AND OTHER
EXPENSES	(34,684)	(41,252)	(120,915)	(121,972)

AMORTIZATION OF DEFERRED
ACQUISITION COSTS	(54,671)	(39,487)	(148,087)	(113,816)

ANNUAL COMMISSIONS	(14,297)	(15,375)	(42,862)	(42,171)

PRETAX INCOME BEFORE CUMULATIVE
EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE	34,466	97,177	127,735	263,042

Income tax expense	(6,806)	(34,788)	(30,123)	(94,641)

NET INCOME BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE	27,660	62,389	97,612	168,401

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE, NET OF TAX
(NOTE 5)	---	---	(10,342)	---

NET INCOME	27,660	62,389	87,270	168,401

See accompanying notes to consolidated financial statements

ANCHOR NATIONAL LIFE INSURANCE COMPANY CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Continued) For the three months and nine months ended September 30, 2001 and 2000 (Unaudited)
	Three Months		Nine Months
	2001	2000	2001	2000
	(In thousands)

OTHER COMPREHENSIVE INCOME,
NET OF TAX:
Net unrealized gains on debt
and equity securities
available for sale identified
in the current period (net of
income tax expense of $18,336
and $15,510 for the three
months of 2001 and 2000,
respectively, and $23,990 and
$1,266 for the nine months of
2001 and 2000, respectively)	34,053	28,806	38,110	2,352

Less reclassification adjustment
for net realized losses
included in net income (net
of income tax benefit of
$9,930 and $480 for
the three months of 2001
and 2000, respectively, and
$21,326 and $2,088 for
the nine months of 2001 and
2000, respectively)	18,442	891	39,606	3,878

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE, NET OF TAX
(NOTE 5)	---	---	1,389	---

Net change related to cash flow
hedges (net of income tax
expense of $71 and $338 for
the three months and nine
months of 2001, respectively)	131	---	628	---

OTHER COMPREHENSIVE INCOME	52,626	29,697	79,733	6,230

COMPREHENSIVE INCOME	$80,286	$92,086	$167,003	$174,631

See accompanying notes to consolidated financial statements

ANCHOR NATIONAL LIFE INSURANCE COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS For the nine months ended September 30, 2001 and 2000 (Unaudited)
	2001	2000
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$87,270	$168,401
Adjustments to reconcile net income to net
cash provided by operating activities:
Cumulative effect of change in
accounting principle	10,342	---
Interest credited to:
Fixed annuity contracts	96,531	106,098
Universal life insurance contracts	61,424	65,075
Guaranteed investment contracts	21,342	23,846
Net realized investment losses	57,430	6,963
Amortization (accretion) of net
premiums (discounts) on investments	10,839	(9,746)
Universal life insurance fees	(15,463)	(12,456)
Amortization of goodwill	1,088	1,090
Provision for deferred income taxes	99,920	46,552
Change in:
Accrued investment income	(10,769)	93
Deferred acquisition costs	(95,738)	(132,291)
Other assets	13,873	(9,911)
Income taxes currently receivable/payable
from Parent	(80,241)	(18,508)
Due from/to affiliates	4,321	30,698
Other liabilities	(15,020)	(3,056)
Other, net	(6,165)	5,660

NET CASH PROVIDED BY OPERATING ACTIVITIES	240,984	268,508

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds, notes and redeemable preferred stocks	(1,558,021)	(661,203)
Mortgage loans	(45,424)	(72,594)
Other investments, excluding short-term
investments	(7,587)	(51,459)
Sales of:
Bonds, notes and redeemable preferred stocks	595,957	312,419
Other investments, excluding short-term
investments	5,087	55,553
Redemptions and maturities of:
Bonds, notes and redeemable preferred stocks	400,005	316,575
Mortgage loans	51,344	64,220
Other investments, excluding short-term
investments	64,950	117,640
Net cash and short-term investments transferred
to affiliates relating to assumption reinsurance
transaction with MBL Life Assurance Corporation	---	(3,314)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(493,689)	77,837

See accompanying notes to consolidated financial statements

ANCHOR NATIONAL LIFE INSURANCE COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS (Continued) For the nine months ended September 30, 2001 and 2000 (Unaudited)
	2001	2000
	(In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deposit and premium receipts on:
Fixed annuity contracts	$1,871,375	$1,364,846
Universal life insurance contracts	39,006	43,846
Guaranteed investment contracts	40,000	250,000
Net exchanges from the fixed accounts
of variable annuity contracts	(993,929)	(1,536,533)
Withdrawal payments on:
Fixed annuity contracts	(203,038)	(298,350)
Universal life insurance contracts	(43,706)	(81,073)
Guaranteed investment contracts	(185,959)	(68,362)
Claims and annuity payments on:
Fixed annuity contracts	(38,029)	(46,125)
Universal life insurance contracts	(112,563)	(124,720)
Net repayments from (repayments of)
other short-term financings	10,436	(29,935)
Net payment related to a modified
coinsurance transaction	(28,542)	(26,428)
Net receipt from issuances of subordinated
notes payable to affiliates	---	16,556
Dividends paid to Parent	(94,095)	(69,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	260,956	(605,278)

NET INCREASE (DECREASE) IN CASH AND
SHORT-TERM INVESTMENTS	8,251	(258,933)

CASH AND SHORT-TERM INVESTMENTS AT
BEGINNING OF PERIOD	169,701	462,915

CASH AND SHORT-TERM INVESTMENTS AT
END OF PERIOD	$177,952	$203,982

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid on indebtedness	$550	$1,470

Net income taxes paid to Parent	$10,477	$66,599

See accompanying notes to consolidated financial statements

ANCHOR NATIONAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	BASIS OF PRESENTATION

Anchor National Life Insurance Company, including its wholly owned subsidiaries (the "Company"), is a direct wholly owned subsidiary of SunAmerica Life Insurance Company (the "Parent"), which is an indirect wholly owned subsidiary of American International Group, Inc. ("AIG"), an insurance and financial services holding company.  The Company is an Arizona-domiciled life insurance company which conducts its business through three segments:  annuity operations, asset management operations and broker-dealer operations.  Annuity operations consist of the sale and administration of deposit-type insurance contracts, including fixed and variable annuities, universal life insurance contracts and guaranteed investment contracts ("GICs").  Asset management operations, which include the distribution and management of mutual funds, are conducted by SunAmerica Asset Management Corp. ("SunAmerica Asset Management"), the Company's registered investment advisor and wholly owned subsidiary and its related distributor, SunAmerica Capital Services, Inc. ("SACS").  Broker-dealer operations involve the sale of securities and financial services products, and are conducted by Royal Alliance Associates, Inc. ("Royal"), a wholly owned subsidiary of the Company.

Effective January 1, 2001, the Parent contributed a wholly owned subsidiary, SA Affordable Housing LLC ("SAAH LLC"), to the Company.  SAAH LLC was subsequently contributed by the Company to SunAmerica Asset Management.  At the time of the contribution, SAAH LLC had partnership assets of $432,120,000, other assets of $623,000 and shareholder's equity of $432,743,000.  SAAH LLC's results of operations are included within the asset management operations. As a result of this transfer, additional paid-in capital was increased by $432,743,000.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary, consisting of normal recurring items, to present fairly the Company's consolidated financial position as of September 30, 2001 and December 31, 2000, the results of its consolidated operations for the three months and nine months ended September 30, 2001 and 2000 and its consolidated cash flows for the nine months ended September 30, 2001 and 2000.  The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.  The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000, contained in the Company's 2000 Annual Report on Form 10-K.  Certain prior year items have been reclassified to conform to the current period's presentation.

2.	SEGMENT INFORMATION

The Company has three business segments:  annuity operations, asset management operations and broker-dealer operations.  The Company evaluates performance based on profit or loss from operations before income taxes.  Following is selected information pertaining to the Company's business segments.

		Annuity Operations	Asset Management Operations	Broker- Dealer Operations	Total
		(In thousands)

	THREE MONTHS ENDED
	SEPTEMBER 30, 2001:

	Investment income	$85,251	$(33)	$112	$85,330
	Interest expense	(59,362)	(1,027)	(90)	(60,479)

	Net investment income	25,889	(1,060)	22	24,851

	Net realized investment
	gains (losses)	(19,397)	1,550		(17,847)

	Total fee income	98,167	21,066	11,881	131,114

	General, administrative
	and other expenses	(24,267)	(3,386)	(7,031)	(34,684)

	Amortization of deferred
	acquisition costs	(43,718)	(10,953)	---	(54,671)

	Annual commissions	(14,297)	---	---	(14,297)

	Pretax income before
	cumulative effect of change
	in accounting principle	$22,377	$7,217	$4,872	$34,466

	Total assets	$24,035,054	$677,972	$71,815	$24,784,841

	THREE MONTHS ENDED
	SEPTEMBER 30, 2000:

	Investment income	$100,821	$2,780	$319	$103,920
	Interest expense	(66,019)	(1,027)	(90)	(67,136)

	Net investment income	34,802	1,753	229	36,784

	Net realized investment
	losses	(1,555)	---	---	(1,555)

	Total fee income	113,998	27,493	16,571	158,062

	General, administrative
	and other expenses	(24,936)	(8,089)	(8,227)	(41,252)

	Amortization of deferred
	acquisition costs	(30,917)	(8,570)	---	(39,487)

	Annual commissions	(15,375)	---	---	(15,375)

	Pretax income	$76,017	$12,587	$8,573	$97,177

	Total assets	$28,294,967	$226,203	$86,424	$28,607,594

2.	SEGMENT INFORMATION (continued)
		Annuity Operations	Asset Management Operations	Broker- Dealer Operations	Total
		(In thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30, 2001:

	Investment income	$264,488	$9,379	$446	$274,313
	Interest expense	(179,370)	(3,082)	(270)	(182,722)

	Net investment income	85,118	6,297	176	91,591

	Net realized investment losses	(49,930)	(7,500)	---	(57,430)

	Total fee income	302,295	66,668	36,475	405,438

	General, administrative
	and other expenses	(84,800)	(13,873)	(22,242)	(120,915)

	Amortization of deferred
	acquisition costs	(117,486)	(30,601)	---	(148,087)

	Annual commissions	(42,862)	---	---	(42,862)

	Pretax income before
	cumulative effect of change
	in accounting principle	$92,335	$20,991	$14,409	$127,735

	Total assets	$24,035,054	$677,972	$71,815	$24,784,841

	NINE MONTHS ENDED
	SEPTEMBER 30, 2000:

	Investment income	$300,040	$5,714	$881	$306,635
	Interest expense	(195,019)	(2,756)	(270)	(198,045)

	Net investment income	105,021	2,958	611	108,590

	Net realized investment
	losses	(6,963)	---	---	(6,963)

	Total fee income	321,904	74,430	43,040	439,374

	General, administrative
	and other expenses	(78,266)	(20,247)	(23,459)	(121,972)

	Amortization of deferred
	acquisition costs	(91,163)	(22,653)	---	(113,816)

	Annual commissions	(42,171)	---	---	(42,171)

	Pretax income	$208,362	$34,488	$20,192	$263,042

	Total assets	$28,294,967	$226,203	$86,424	$28,607,594

3.	CONTINGENT LIABILITIES

The Company has entered into six agreements in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace.  In return the Company receives a fee.  The maximum liability under these guarantees at September 30, 2001 is $925,000,000.  Related to each of these agreements are participation agreements with the Parent under which the Parent will share in $460,100,000 of these liabilities in exchange for a proportionate percentage of the fees received under these agreements.  Management does not anticipate any material losses with respect to these commitments.

The Company has entered into an agreement whereby it is committed to purchase the remaining principal amount, $309,903,000 as of September 30, 2001, of various mortgage-backed securities at par value in March 2006.  At the present time, management does not anticipate any material losses with respect to this agreement.

4.	DERIVATIVES

As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities.  Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes.  The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets into fixed-rate instruments.  At September 30, 2001, the Company had one outstanding Swap Agreement subject to the provisions of SFAS 133 (see Note 5 below) with a notional principal of $97,000,000 which matures in June 2002.  This agreement effectively converts a $97,000,000 floating rate commercial mortgage to a fixed rate instrument.  The agreement has been designated as a cash flow hedge and accordingly, the market value of the Swap Agreement, $3,103,000, has been recorded as an asset in the Company's consolidated balance sheet as of September 30, 2001.  In compliance with SFAS 133, changes in the market value of this Swap Agreement, net of taxes, are recognized as a component of other comprehensive income. There was no inefficiency associated with this Swap Agreement at adoption or in the subsequent nine months ending September 30, 2001.

5.	RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133").  This statement requires the Company to recognize all derivatives in the consolidated balance sheet measuring these derivatives at fair value.  The recognition of the change in fair value of a derivative depends on a number of factors, including the intended use of the derivative and, to the extent it is effective as part of a hedge transaction.  SFAS 133 was postponed by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133, and is now effective for the Company as of January 1, 2001.  The adoption of SFAS 133 as of January 1, 2001 resulted in an increase of $1,389,000, net of tax, in other comprehensive income.

5.	RECENTLY ISSUED ACCOUNTING STANDARD (continued)

In January 2001, the Emerging Issues Task Force ("EITF") of the FASB issued EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets ("EITF 99-20").  This pronouncement changes the accounting requirements for interests in many asset backed securities, including collateralized debt obligations, commercial mortgage backed securities and residential mortgage backed securities.  EITF 99-20 requires that interest income on securities within its scope be recognized prospectively, with changes in expected future cash flows reflected in reported yields going forward.  In addition, if cash flows are expected to decrease, EITF 99-20 may require investors to recognize impairment losses.  In accordance with the transitions provisions of EITF 99-20, the Company recorded a loss of $10,342,000, net of tax, which is being recognized and reported in the consolidated statement of income and comprehensive income as a cumulative effect of an accounting change.

In June 2001, FASB issued Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("FASB 142"). FASB 142 requires the Company to discontinue the amortization of goodwill on its consolidated income statement. FASB 142 is effective for the year commencing January 1, 2002.

In addition, FASB 142 requires goodwill to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. As of September 30, 2001, the Company recorded $20.5 million of goodwill on its consolidated balance sheet. The Company is currently evaluating the impact of the impairment provisions of FASB 142, and believes that the impact on its results of operations and financial condition will not be significant.

ANCHOR NATIONAL LIFE INSURANCE COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations of Anchor National Life Insurance Company (the "Company") for the three months and nine months ended September 30, 2001 and September 30, 2000 follows.  Certain prior period amounts have been reclassified to conform to the current period's presentation.

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

     The broker-dealer operations are conducted by the Company's broker-dealer subsidiary, Royal Alliance Associates, Inc. ("Royal"), which sells proprietary annuities and mutual funds, as well as a full range of non-proprietary investment products through approximately 2,500 independent registered representatives.  Royal earns income from commissions on sales of these products, net of the portion that is passed on to the registered representatives.  Royal is a registered broker-dealer under the Securities Exchange Act of 1934 and a member of the National Association of Securities Dealers.

     NET INCOME totaled $27.7 million in the third quarter of 2001, compared with $62.4 million in the third quarter of 2000.  For the nine months, net income amounted to $87.3 million in 2001, compared with $168.4 million in 2000.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX, reflects the adoption of EITF 99-20.  The Company recorded a loss of $10,342,000, net of tax, which is recognized in the consolidated statement of income and comprehensive income as a cumulative effect of accounting change for the nine months ended September 30, 2001 (see Note 5 of Notes to Consolidated Financial Statements).

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE totaled $34.5 million in the third quarter of 2001 compared with $97.2 million in the third quarter of 2000.  For the nine months, pretax income before cumulative effect of change in accounting principle totaled $127.7 million in 2001, compared with $263.0 million in 2000.  The decrease in the third quarter of 2001 primarily resulted from decreased fee income, increased net realized investment losses and increased amortization of deferred acquisition costs.  The decline in the nine months of 2001 primarily resulted from increased net realized investment losses, increased amortization of deferred acquisition costs and decreased fee income.

     INCOME TAX EXPENSE totaled $6.8 million in the third quarter of 2001, $34.8 million in the third quarter of 2000, $30.1 million in the nine months of 2001 and $94.6 million in the nine months of 2000, representing effective annualized tax rates of 20%, 36%, 24% and 36%, respectively.  The lower tax rates in 2001 are due primarily to tax credits generated by SA Affordable Housing LLC ("SAAH LLC"), a wholly-owned subsidiary of SunAmerica Asset Management (see Note 1).

ANNUITY OPERATIONS

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE totaled $22.4 million in the third quarter of 2001, compared with $76.0 million in the third quarter of 2000.  For the nine months, pretax income before cumulative effect of change in accounting principle totaled $92.3 million in 2001, compared with $208.4 million in 2000.  The decrease in the third quarter of 2001 primarily resulted from increased net realized investment losses, decreased fee income and increased amortization of deferred acquisition costs.  The decline in the nine months of 2001 from 2000 primarily resulted from increased net realized investment losses, increased amortization of deferred acquisition costs, decreased net investment income and decreased fee income.

     NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, totaled $25.9 million in the third quarter of 2001 and $34.8 million in the third quarter of 2000.  These amounts equal 1.94% on average invested assets (computed on a daily basis) of $5.34 billion in the third quarter of 2001 compared with 2.59% on average invested assets of $5.38 billion in the third quarter of 2000.  For the nine months, net investment income decreased to $85.1 million in 2001 from $105.0 million in 2000, representing 2.16% of average invested assets of $5.25 billion in 2001 and 2.58% of average invested assets of $5.44 billion in 2000.

     Net investment spreads include the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities.  In the third quarter of 2001, average interest-bearing liabilities exceeded average invested assets by $0.3 million, whereas average invested assets exceeded average interest-bearing liabilities by $135.0 million in 2000.  For the nine months, average invested assets exceeded average interest-bearing liabilities by $42.5 million in 2001, compared with $162.4 million in 2000.  The decrease in 2001 reflects dividends of $94.1 million paid to SunAmerica Life Insurance Company (the "Parent") in the second quarter of 2001.  The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 1.94% in the third quarter of 2001 and 2.46% in the third quarter of 2000.  For the nine months, the Spread Difference was 2.13% in 2001 and 2.43% in 2000.  The decrease in the Spread Difference in 2001 compared to 2000 is due primarily to the impact of mark to market gains and losses on separate account seed money investments and decreased partnership income.

     Investment income (and the related yields on average invested assets) totaled $85.3 million (6.39%) in the third quarter of 2001, $100.8 million (7.50%) in the third quarter of 2000, $264.5 million (6.72%) in the nine months of 2001 and $300.0 million (7.36%) in the nine months of 2000.  The decrease in the investment yield in the third quarter of 2001 compared to the third quarter of 2000 is due to the impact of gains and losses on seed money and a lower interest rate environment in 2001.  In the third quarters of 2001 and 2000, seed money losses were $6.6 million and $2.1 million.  Excluding the impact of seed money losses, investment returns would have been 6.94% in the third quarter of 2001 and 7.49% in the third quarter of 2000.

     The decrease in the investment yield in the nine months of 2001 as compared to the nine months of 2000 is due primarily to the impact of gains and losses on seed money and decreased partnership income.  In the nine months  of  2001, seed  money  losses  were $12.2 million as compared to $5.7 million of seed money gains in 2000.  Partnership income was $0.6 million and $2.4 million in the nine months of 2001 and 2000, respectively.  Excluding seed money gains and losses and partnership income, investment returns would have been 7.11% for the nine months of 2001 and 7.33% for the nine months of 2000.  The remaining decrease in the investment yield in 2001 compared to 2000 primarily reflects a lower interest rate environment in 2001.

     Expenses incurred to manage the investment portfolio amounted to $1.7 million in the third quarters of 2001 and 2000, $4.8 million in the nine months of 2001 and $5.2 million in the nine months of 2000.  These expenses are included as a reduction of investment income in the consolidated statement of income.

     Interest expense totaled $59.4 million in the third quarter of 2001 and $66.0 million in the third quarter of 2000.  For the nine months, interest expense aggregated $179.4 million in 2001, compared with $195.0 million in 2000.  The average rate paid on all interest-bearing liabilities was 4.45% in the third quarter of 2001, compared with 5.04% in the third quarter of 2000.  For the nine months, the average rate paid on all interest-bearing  liabilities  was  4.59% in 2001 and 4.93% in 2000.  Interest-bearing liabilities  averaged  $5.34 billion during the third quarter of 2001, $5.24 billion during the third quarter of 2000, $5.21 billion during the nine months of 2001 and $5.27 billion during the nine months of 2000.  The decreases in the overall rates paid in 2001 as compared to 2000 resulted primarily from reductions in crediting rates due to a decline in the interest rate environment during 2001.

     DECLINE IN AVERAGE INVESTED ASSETS in 2001 largely resulted from the surrenders of certain closed blocks of fixed annuity policies. Changes in average invested assets also reflect net exchanges from fixed accounts into the separate accounts of variable annuity contracts, partially offset by sales of fixed annuities and the fixed account options of the Company's variable annuity products ("Fixed Annuity Premiums"), and renewal premiums on its universal life product ("UL Premiums").  Fixed Annuity Premiums and UL Premiums totaled $983.5 million in the third quarter of 2001, $527.1 million in the third quarter of 2000, $1.91 billion in the nine months of 2001 and $1.41 billion in the nine months of 2000, and are largely premiums for the fixed accounts of variable annuities.  On an annualized basis, these premiums represent 86%, 44%, 55% and 36%, respectively, of the related reserve balances at the beginning of the respective periods.  Fixed annuity premiums have increased by approximately $500 million in 2001 due to a one-month promotion on the Company's Advisor product.

     GIC deposits totaled $40.0 million in the nine months of 2001 and $250.0 million in the nine months of 2000.  No such deposits were received in the third quarters of 2001 or 2000.  GIC surrenders and maturities totaled $10.1 million in the third quarter of 2001, $60.1 million in the third quarter of 2000, $186.0 million in the nine months of 2001 and $68.4 million in the nine months of 2000.  The GICs issued by the Company are generally variable rate contracts which guarantee the payment of principal and interest for a term of three to five years.  GICS that are purchased by banks for their long-term portfolios or by state and local governmental entities either prohibit withdrawals or permit scheduled book value withdrawals subject to the terms of the underlying indenture or agreement.  GICs purchased by asset management firms for their short-term portfolios either prohibit withdrawals or  permit  withdrawals  with notice ranging from 90 to 270 days.  In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity.

     NET REALIZED INVESTMENT LOSSES totaled $19.4 million in the third quarter of 2001, compared with $1.6 million in the third quarter of 2000 and include impairment writedowns of $23.6 million and $3.3 million, respectively.  For the nine months, net realized investment losses totaled $49.9 million in 2001, compared with $7.0 million in 2000 and include impairment writedowns of $58.3 million and $11.7 million, respectively.  Thus, net realized gains from sales and redemptions of investments totaled $4.2 million in the third quarter of 2001, $1.7 million in the third quarter of 2000, $8.4 million in the nine months of 2001 and $4.7 million in the nine months of 2000.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $377.8 million in the third quarter of 2001, $175.4 million in the third quarter of 2000, $1.11 billion in the nine months of 2001 and $796.9 million in the nine months of 2000.  Sales of investments result from the active management of the Company's investment portfolio.  Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent, on an annualized basis, 0.31%, 0.13%, 0.21% and 0.12% of average invested assets in the third quarter of 2001, the third quarter of 2000, the nine months of 2001 and the nine months of 2000, respectively.  Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued.  The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns include $23.6 million, $3.3 million, $58.3 million and $11.7 million of provisions principally applied to bonds in the third quarter of 2001, the third quarter of 2000, the nine months of 2001 and the nine months of 2000, respectively.  On an annualized basis, impairment writedowns represent 1.77%, 0.24%, 1.48% and 0.29% of average invested assets in the respective periods.  For the twenty quarters ended September 30, 2001, impairment writedowns as an annualized percentage of average invested assets have ranged up to 2.62% and have averaged 0.58%.  Such writedowns are made when the Company has determined that the applicable assets have suffered other than temporary declines in net realizable value.   Actual realization will be dependent upon future events.  The Company recorded $15.9 million ($10.3 million, net of tax) of additional impairments in the second quarter of 2001 pursuant to the implementation of EITF 99-20 (see Note 5 of Notes to Consolidated Financial Statements).  This adjustment was recorded as a cumulative effect of change in accounting principle in the accompanying consolidated statement of income and comprehensive income for the nine months ended September 30, 2001.

     VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts.  Such fees totaled $85.7 million in the third quarter 2001 and $101.8 million in the third quarter of 2000.  For the nine months, variable annuity fees totaled $266.1 million in 2001, compared with $290.5 million in 2000.  The decreased fees reflect a decline in average variable  annuity  assets,  principally due to a decline in market values. On an annualized basis, variable annuity fees represent 1.9% of average variable annuity assets in the third quarter of 2001, 1.8% of average variable annuity assets in the third quarter of 2000, the nine months of 2001 and 2000.  Variable annuity assets averaged $18.32 billion, $22.11 billion, $19.20 billion and $21.18 billion during the third quarter of 2001 and 2000 and the nine months of 2001 and 2000, respectively.  Variable annuity premiums, which exclude premiums allocated to the fixed accounts of variable annuity products, totaled $307.4 million and $473.2 million in the third quarters of 2001 and 2000, respectively.  For the nine months, variable annuity premiums totaled $1.15 billion in 2001, compared with $1.45 billion in 2000.  On an annualized basis, these amounts represent 6%, 9%, 7% and 10% of variable annuity reserves at the beginning of the respective periods.  The decrease in variable annuity premiums in 2001 reflects lower demand for the variable account options of the Company's variable annuity products due to unfavorable stock market conditions.  Transfers from the fixed accounts of the Company's variable annuity products to the separate accounts (see "Decline in Average Invested Assets") are not classified as variable annuity premiums.  Accordingly, changes in variable annuity premiums are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company's variable annuity products.

     Sales of variable annuity products (which include premiums allocated to the fixed accounts) ("Variable Annuity Product Sales") amounted to $1.28 billion, $985.7 million, $3.02 billion and $2.81 billion in the third quarters of 2001 and 2000 and nine months of 2001 and 2000, respectively.  Such sales primarily reflect those of the Company's Polaris, Seasons and Advisor variable annuity lines.  The Company's Variable Annuity products are multimanager variable annuities that offer investors a choice of several variable funds as well as a number of guaranteed fixed-rate funds.  Investors can select from a choice of 4 to 37 variable funds and 1 to 7 guaranteed fixed-rate funds depending on the product.  Variable Annuity Product Sales have increased in 2001 due to growth in the Seasons and Advisor products.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future.  Also, from time to time, Federal initiatives are proposed that could affect the taxation of variable annuities and annuities generally (see "Regulation").

     UNIVERSAL LIFE INSURANCE FEES amounted to $5.4 million and $5.7 million in the third quarter of 2001 and 2000, respectively.  For the nine months, universal life insurance fees totaled $15.5 million in 2001 and $12.5 million in 2000.  Universal life insurance fees consist of mortality charges, up-front fees earned on premiums received and administrative fees, net of the excess mortality expense on these contracts.  The Company does not actively market universal life insurance contracts.  Such fees annualized represent 1.22%, 1.22%, 1.15% and 0.88% of average reserves for universal life insurance contracts in the respective periods.  The increase in such fees during 2001 resulted principally from improved mortality experience, which fluctuates and cannot necessarily be expected to continue in future periods.

     SURRENDER CHARGES on fixed and variable annuity contracts and  universal life contracts totaled $6.1 million in the third quarter of 2001 and $5.4 million in the third quarter of 2000.  For the nine months, such charges totaled $18.0 million in 2001 and $16.2 million in 2000.  Surrender charges generally are assessed on withdrawals at declining rates during  the  first   seven   years   of   a  contract.  Withdrawal payments, which exclude claims and lump-sum annuity benefits, totaled $481.4 million in the third quarter  of  2001, compared with $539.5 million in the third quarter of 2000.

     For the nine months, such withdrawal payments totaled $1.50 billion in 2001 and $1.73 billion in 2000.  Annualized, these payments when expressed as a percentage of average fixed and variable annuity and universal life reserves represent 8.4%, 8.2%, 8.5% and 9.0% for the third quarters of 2001 and 2000 and nine months of 2001 and 2000, respectively.  Withdrawals include variable annuity payments from the separate accounts totaling $409.5 million (9.0% of average variable annuity reserves), $451.2 million (8.2% of average variable annuity reserves), $1.25 billion (8.7% of average variable annuity reserves) and $1.36 billion (8.6% of average variable annuity reserves) in the third quarters of 2001 and 2000 and the nine months of 2001 and 2000, respectively.  Management does not anticipate significant increases in the level of withdrawal payments relative to fixed and variable annuity and universal life reserves.

     GENERAL, ADMINISTRATIVE AND OTHER EXPENSES totaled $24.3 million in the third quarter of 2001 and $24.9 million in the third quarter of 2000.  For the nine months, general, administrative and other expenses totaled $84.8 million in 2001 and $78.3 million in 2000.  In the nine months of 2001, general, administrative and other expenses have increased due to $13.2 million of guaranteed minimum death benefits paid pursuant to the Company's separate account contracts and decreased by a $7.3 million reduction in policy enhancement liabilities for universal life contracts.  General, administrative and other expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $43.7 million in the third quarter of 2001, compared with $30.9 million in the third quarter of 2000.  For the nine months, such amortization totaled $117.5 million in 2001 compared with $91.2 million in 2000.  The increase in amortization was primarily due to additional fixed and variable annuity sales and the subsequent amortization of related deferred commissions and other direct  selling costs.

     ANNUAL COMMISSIONS totaled $14.3 million in the third quarter of 2001, compared with $15.4 million in the third quarter of 2000.  For the nine months, annual commissions amounted to $42.9 million in 2001 and $42.2 million in 2000.  Annual commissions represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's variable annuity contracts.  Substantially all of the Company's currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission.  The Company estimates that approximately 52% of the average balances of its variable annuity products is currently subject to such annual commissions.  Based on current sales, this percentage is expected to increase in future periods.

ASSET MANAGEMENT OPERATIONS

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE totaled $7.2 million in the third quarter of 2001 and $12.6 million in the third quarter of 2000.  For the nine months, pretax income before cumulative  effect of change in accounting principle totaled $21.0 million in 2001 and $34.5 million in 2000.  The decrease in the third quarter of 2001 from  the  third  quarter  of 2000 resulted primarily from a reduction in fee income and decreased net investment income, partially offset by lower general, administrative and other expenses.  The decrease in the nine months of 2001 from 2000 resulted from increased amortization of deferred acquisition costs, a reduction in fee income and increased net realized investment losses, partially offset by lower general, administrative and other expenses.

     NET REALIZED INVESTMENT GAINS (LOSSES) amounted to a $1.6 million gain in the third quarter of 2001 and a $7.5 million loss in the nine months of 2001.  The loss for the nine months principally represents impairment writedowns applied to partnerships of SAAH LLC.  Such writedowns are made when the Company has determined that the applicable assets have suffered other than temporary declines in net realizable value.  Actual realization will be dependent upon future events.

     VARIABLE ANNUITY FEES totaled $2.8 million in the third quarter of 2001, compared to $4.0 million in the third quarter of 2000.  For the nine months, variable annuity fees totaled $8.7 million in 2001 and $11.2 million in 2000.  The decreased fees reflect a decline in average variable annuity assets under management, principally resulting from a decline in market values.

     ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds  by  SunAmerica  Asset  Management.  Such fees totaled $15.7 million on average assets managed of $6.43 billion in the third quarter of 2001 and $20.9 million on average assets managed of $7.17 billion in the third quarter of 2000.  For the nine months, asset management fees totaled $49.9 million on average assets managed of $6.58 billion in 2001, compared with $55.7 million on average assets managed of $6.51 billion in 2000.  Asset management fees are not necessarily proportionate to average assets managed, principally due to changes in product mix.  Mutual fund sales, excluding sales of money market accounts, totaled $397.7 million in the third quarter of 2001, compared to $729.9 million in the third quarter of 2000.  For the nine months, mutual fund sales amounted to $1.43 billion in 2001, compared with $2.29 billion in 2000.  Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $283.0 million in the third quarter of 2001, $192.8 million in the third quarter of 2000, $811.3 million in the nine months of 2001 and $598.5 million in the nine months of 2000, which, annualized, represent 20.9%, 12.2%, 19.5% and 14.1%, respectively, of average related mutual fund assets.  The decrease in sales and the increase in redemptions in 2001 principally reflect lower demand for growth funds, which have been out of favor with investors due to unfavorable stock market conditions.

     GENERAL, ADMINISTRATIVE AND OTHER EXPENSES totaled $3.4 million in the third quarter of 2001 and $8.1 million in the third quarter of 2000.  For the  nine  months,  general,  administrative and other expenses totaled $13.9 million in 2001 and $20.2 million in 2000.  The decrease in expenses in 2001 principally reflects lower sales of mutual funds and related marketing costs, and a reduction in payroll and payroll-related costs.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $11.0 million in the third quarter of 2001, compared with $8.6 million in the third quarter of 2000.  For the nine months, such amortization totaled $30.6 million in 2001 and $22.7 million in 2000.  The increase in amortization was primarily due to increased  mutual  fund  sales  in  2000  and  the  impact  of a full year of subsequent amortization in 2001 of such related deferred commissions and other direct selling costs.

BROKER DEALER OPERATIONS

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE totaled $4.9 million in 2001 and $8.6 million in 2000.  For the nine months, pretax income before cumulative effect of change in accounting principle totaled $14.4 million in 2001 and $20.2 million in 2000.  The decrease in 2001 from 2000 primarily resulted from a decline in net retained commissions.

     NET RETAINED COMMISSIONS totaled $11.4 million in 2001 and $14.9 million in 2000.  For the nine months, net retained commissions totaled $35.2 million in 2001 and $41.1 million in 2000.  Net retained commissions are derived from commissions on the sales of proprietary and nonproprietary investment products, after deducting approximately 90% of such commissions that is passed on to registered representatives and have decreased as a result of lower sales.  Fluctuations in net retained commissions may not necessarily be limited to fluctuations in sales primarily due to changes in sales mix.  Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $2.26 billion in the third quarter of 2001 and $3.60 billion in the third quarter of 2000, $8.09 billion in the nine months of 2001 and $10.21 billion in the nine months of 2000.  The decrease in broker-dealer sales in 2001 reflects lower demand for mutual funds and other investments due to unfavorable equity market conditions.

     GENERAL, ADMINISTRATIVE AND OTHER EXPENSES totaled $7.0 million in 2001, compared with $8.2 million in 2000.  For the nine months, general, administrative and other expenses totaled $22.2 million and $23.5 million in 2001 and 2000.

FINANCIAL CONDITION AND LIQUIDITY

     SHAREHOLDER'S EQUITY increased to $1.64 billion at September 30, 2001 from $1.13 billion at December 31, 2000, due principally to a $432.7 million capital contribution from the Parent of its wholly-owned subsidiary, SAAH LLC, to the Company.  In addition, the Company recorded net income of $87.3 million and other comprehensive income of $79.7 million, offset by dividends totaling $94.1 million paid to the Parent on April 2, 2001.

     INVESTED ASSETS at September 30, 2001 totaled $6.22 billion, compared with $5.26 billion at December 31, 2000.  The Company manages most of its invested assets internally.  The Company's general investment philosophy is to hold fixed-rate assets for long-term investment.  Thus, it does not have a trading portfolio.  However, the Company has determined that all of its portfolio  of  bonds,  notes  and  redeemable  preferred  stocks  (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities,  the  Company's  need  for  liquidity  and other similar factors.

     THE BOND PORTFOLIO, which constituted 77% of the Company's total investment portfolio at September 30, 2001, had an aggregate fair value that was $24.9 million greater than its amortized cost at September 30, 2001,  compared  to  an  amortized cost that was $122.7 million  greater  than  its  aggregate  fair  value  at  December  31, 2000.  The change in net unrealized gains (losses) on the Bond Portfolio during 2001 principally reflects the decline in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at September 30, 2001.

     At September 30, 2001, the Bond Portfolio (excluding $1.4 million of redeemable preferred stocks) included $4.77 billion of bonds rated by Standard & Poor's ("S&P"), Moody's Investors Service ("Moody's"), Fitch ("Fitch") or the Securities Valuation Office of the National Association of Insurance Commissioners ("NAIC"), and $41.8 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC.  At September 30, 2001, approximately $4.59 billion of the Bond Portfolio was investment grade, including $1.95 billion of U.S. government/agency securities and mortgage-backed securities ("MBS").

     At September 30, 2001, the Bond Portfolio included $221.9 million of bonds that were not investment grade.  These non-investment-grade bonds accounted for approximately 0.9% of the Company's total assets and approximately 3.6% of its invested assets.

     Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities.  These non-investment-grade securities are comprised of bonds spanning 38 industries with 21% of these assets concentrated in telecommunications, 11% concentrated in airlines and 8% concentrated in media cable.  No other industry concentration constituted more than 6% of these assets.

The table on the next page summarizes the Company's rated bonds by rating classification as of September 30, 2001.

RATED BONDS BY RATING CLASSIFICATION (Dollars in thousands)
Issues Rated by S&P/Moody's/Fitch			Issues not rated by S&P/Moody's/ Fitch, by NAIC Category			Total

S&P/Moody's/ Fitch category (1)	Amortized cost	Estimated fair value	NAIC category (2)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Percent of invested assets

AAA+ to A-
(Aaa to A3)
[AAA to A-]
{AAA to A-}	$3,491,919	$3,562,982	1	$66,402	$68,547	$3,558,321	$3,631,529	58.41%

BBB+ to BBB-
(Baa1 to Baa3)
[BBB+ to BBB-]
{BBB+ to BBB-}	827,074	820,453	2	132,245	133,075	959,319	953,528	15.34%

BB+ to BB-
(Ba1 to Ba3)
[BB+ to BB-]
{BB+ to BB-}	82,775	77,445	3	---	---	82,775	77,445	1.25%

B+ to B-
(B1 to B3)
[B+ to B-]
{B+ to B-}	136,789	108,619	4	4,587	4,282	141,376	112,901	1.82%

CCC+ to C
(Caa to C)
[CCC]
{CCC+ to C-}	31,902	23,985	5	6,000	6,021	37,902	30,006	0.48%

CI to D
[DD]
{D}	2,353	1,549	6	---	---	2,353	1,549	0.02%

TOTAL RATED ISSUES	$4,572,812	$4,595,033		$209,234	$211,925	$4,782,046	$4,806,958

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

(2)

Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default.  These six categories correspond with the S&P/Moody's/Fitch rating groups listed above, with categories 1 and 2 considered investment grade.  The NAIC categories include $41.8 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

     Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $135.1 million at September 30, 2001.  Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer.  At September 30, 2001, Secured Loans consisted of $32.2 million of publicly traded securities and $102.9 million of privately traded securities.  These Secured Loans are composed of loans to 34 borrowers spanning 12 industries, with 22% of these assets concentrated in utilities, 20% concentrated in energy, 11% concentrated in financial institutions and 11% concentrated in food.  No other industry constituted more than 10% of these assets.

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

     MORTGAGE LOANS aggregated $679.7 million at September 30, 2001 and consisted of 126 commercial first mortgage loans with an average loan balance of approximately $5.4 million, collateralized by properties located in 30 states.  Approximately 30% of this portfolio was office, 20% was manufactured housing, 18% was multifamily residential, 9% was hotels, 8% was industrial, 5% was retail, and 10% was other types.  At September 30, 2001, approximately 32% and 9% of this portfolio were secured by properties located in California and New York, respectively, and no more than 9% of this portfolio was secured by properties located in any other single state. At September 30, 2001, there were 11 mortgage loans with outstanding balances of $10 million or more, which collectively aggregated approximately 39% of this portfolio.  At September 30, 2001, approximately 35% of the mortgage loan portfolio consisted of loans with balloon payments due before October 1, 2004.  During 2001 and 2000, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

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

POLICY LOANS totaled $228.7 million at September 30, 2001, compared to $244.4 million at December 31, 2000, and are primarily loans taken against universal life policies.

     SEPARATE ACCOUNT SEED MONEY totaled $46.8 million at September 30, 2001, compared  to  $104.7 million at December 31, 2000, and consists of seed money for mutual funds used as investment vehicles for the Company's variable annuity separate accounts and SunAmerica Asset Management's mutual funds.   The decrease reflects redemptions and a decline in the market value of such assets.

     PARTNERSHIPS totaled $244.4 million at September 30, 2001, constituting investments in 558 partnerships with an average size of approximately $0.4 million, most of which are partnership assets of SAAH LLC which was contributed to the Company effective January 1, 2001 (see Note 1).   This portfolio includes $236.2 million of partnerships that make tax-advantaged investments in affordable housing properties, currently involving approximately 552 multifamily projects in 48 states, and $8.2 million of partnerships managed by independent money managers that invest in a broad selection of equity and fixed-income securities, currently including 414 separate issuers.  The risks generally associated with partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated, to some extent, for the affordable housing partnerships by the marketability of the tax credits they generate, and in the case of many of the other partnerships, by the existence of contractual termination provisions.

     OTHER INVESTED ASSETS aggregated $10.9 million at September 30, 2001, compared with $18.5 million at December 31, 2000, and consist of collateralized bond obligations and other mutual fund investments.

     ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation.  The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return.  The Company does not have a specific target rate of return.  Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates and general economic conditions.  Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.  The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 75% of the Company's fixed annuity, universal life and GIC reserves had surrender penalties or other restrictions at September 30, 2001.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios.  With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities.  The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; policy loans; and investments in limited partnerships that invest primarily in fixed-rate securities.  At September 30, 2001, these  assets  had  an aggregate fair value of $5.88 billion with a duration of 3.6.  The Company's fixed-rate liabilities include fixed annuity, GIC and universal life reserves and subordinated notes.  At September 30, 2001, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $5.51 billion with a duration of 2.9.  The Company's potential exposure due to a 10% increase in prevailing interest rates from their September 30, 2001 levels is a loss of approximately $20.1 million, representing the increase in the fair value of its fixed-rate liabilities that is not offset by an increase in the fair value of its fixed-rate assets.  Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities.  Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes.  The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments.  At September 30, 2001, the Company had two outstanding Swap Agreements with a total notional principal of $126.8 million.  These agreements mature in June 2002 and December 2024.

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

     The carrying values of investments that are determined to have declines in value that are other than temporary are reduced to net realizable value and, in the case of bonds, no further accruals of interest are made.  The provisions for impairment on mortgage loans are based on losses expected by management to be realized on transfers of mortgage loans to real estate, on the disposition and settlement of mortgage loans and on mortgage loans that management believes may not be collectible in full. Accrual of interest is suspended when principal and interest payments on mortgage loans are past due more than 90 days.  With the adoption of EITF 99-20, the Company recognizes impairment losses on securitized assets if cash flows are expected to decrease.  The adoption of EITF 99-20 resulted in a loss of $10.3 million, net of tax, which is being recognized and reported in the statement of income and comprehensive income as a cumulative effect of an accounting change (see Note 5 of Notes to Consolidated Financial Statements).

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $7.2 million of bonds at September 30, 2001, and constituted approximately 0.1% of total invested assets.  At December 31, 2000, defaulted investments totaled $3.6 million of bonds  and  constituted  less  than  0.1%  of  total  invested  assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of  the  Company's  existing  portfolio  of  cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested   asset  sales.   At September 30, 2001, approximately $3.76 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $98.2 million, while approximately $1.05 billion of the Bond Portfolio had an aggregate unrealized loss of $73.3 million.  In addition, the Company's investment portfolio currently provides approximately $49.2 million of monthly cash flow from scheduled principal and interest payments.  Historically, cash flows from operations and from the sale of the Company's annuity and GIC products have been more than sufficient in amount to satisfy the Company's liquidity needs.

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

     The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below  the calculated RBC target.  These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control.  The statutory capital and surplus of the Company exceeded its RBC requirements by a considerable margin as of September 30, 2001.

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
10(a)

Amendment to Subordinated Loan Agreement for Equity Capital, dated as of July 23, 2001, between the Company's subsidiary, SunAmerica Capital Services, Inc., and SunAmerica Inc., extending the maturity date to September 30, 2005 and changing the interest rate from 8% to 6.75% for the unpaid principal under Amendment to a Subordinated Loan Agreement for Equity Capital, dated as of August 31, 1999, defining SunAmerica Inc.'s rights with respect to the 8% notes due September 30, 2002.

REPORTS ON FORM 8-K
There were no current reports on Form 8-K filed during the three months ended September 30, 2001.

SIGNATURES Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR NATIONAL LIFE INSURANCE COMPANY Registrant

Dated: November 13, 2001	/s/ N. SCOTT GILLIS N. Scott Gillis Senior Vice President (Principal Financial Officer)

Dated: November 13, 2001	/s/ MAURICE S. HEBERT Maurice S. Hebert Vice President and Controller (Principal Accounting Officer)

ANCHOR NATIONAL LIFE INSURANCE COMPANY LIST OF EXHIBITS FILED
Exhibit No.	Description
10(a)

Amendment to Subordinated Loan Agreement for Equity Capital, dated as of July 23, 2001, between the Company's subsidiary, SunAmerica Capital Services, Inc., and SunAmerica Inc., extending the maturity date to September 30, 2005 and changing the interest rate from 8% to 6.75% for the unpaid principal under Amendment to a Subordinated Loan Agreement for Equity Capital, dated as of August 31, 1999, defining SunAmerica Inc.'s rights with respect to the 8% notes due September 30, 2002.

