Form 10-K
period 2001-12-31
ANCHOR NATIONAL LIFE INSURANCE CO
filed 2002-04-01
CIK 6342

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K (Mark One)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

For the fiscal year ended December 31, 2001 OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from to

Commission File No. 33-47472 AIG SUNAMERICA LIFE ASSURANCE COMPANY DBA: ANCHOR NATIONAL LIFE INSURANCE COMPANY

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

      THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANTS COMMON STOCK ON MARCH 27, 2002 WAS AS FOLLOWS:

Common Stock (par value $1,000 per share)	3,511 shares

PART I

ITEM 1.  BUSINESS

GENERAL DESCRIPTION

      AIG SunAmerica Life Assurance Company (DBA Anchor National Life Insurance Company), including its wholly owned subsidiaries, (the "Company") is an indirect wholly-owned subsidiary of SunAmerica Inc. ("SunAmerica"), which is a wholly-owned subsidiary of American International Group, Inc. ("AIG"), a holding company, which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities, financial services, retirement services and asset management. The Company changed its name to SunAmerica National Life Insurance Company on October 5, 2001 and further changed its name to AIG SunAmerica Life Assurance Company on January 24, 2002. However, the Company is continuing to do business as Anchor National Life Insurance Company. It is currently anticipated that the Company will seek regulatory approval in each state in which it does business to change its name to AIG SunAmerica Life Assurance Company effective sometime in the first quarter of 2003.

      The Company is incorporated in Arizona and maintains its principal executive offices at 1 SunAmerica Center, Los Angeles, California 90067-6022, telephone (310) 772-6000. The Company has no employees; however, employees of SunAmerica and its other subsidiaries perform various services for the Company. SunAmerica had approximately 2,300 employees at December 31, 2001, approximately 1,600 of whom perform services for the Company as well as for certain of its affiliates.

      Founded in 1965, the Company is an Arizona-chartered company licensed in 49 states and the District of Columbia. The Company is a life insurance company and conducts its business through three segments: annuity operations, asset management operations, and broker-dealer operations. Annuity operations focus primarily on the marketing, sale and administration of deposit-type insurance contracts such as fixed and variable annuity products, guaranteed investment contracts ("GICs") and the administration of a closed block of universal life business (See Note 3 of Notes to Consolidated Financial Statements). The Company's variable annuity products offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as guaranteed fixed-rate account options. The Company earns fee income on investments in the variable account options and net investment income on the fixed-rate account options. Asset management operations, which include the sale and management of mutual funds, are conducted by SunAmerica Asset Management Corp. ("SunAmerica Asset Management"), the Company's registered investment advisor subsidiary and its related distributor, SunAmerica Capital Services, Inc. ("SACS"). These companies earn fee income by distributing and managing a diversified family of mutual funds, managing certain subaccounts within the Company's variable annuity products and providing professional management of individual, corporate and pension plan portfolios. SACS earns commissions and distribution fees by selling proprietary mutual funds. Broker-dealer operations are conducted by the Company's broker-dealer subsidiary, Royal Alliance Associates, Inc. ("Royal Alliance"), which sells proprietary annuities and mutual funds, as well as a full range of non-proprietary investment products. Net retained commissions are derived from commissions on the sales of these products after deducting approximately 90% of such commissions that is passed on to registered representatives.

      The Company has declared a distribution to its Parent, effective January 1, 2002, of 100% of the outstanding capital stock of its consolidated subsidiary Saamsun Holdings Corp ("Saamsun"). This distribution was declared subject to the approval of the Arizona Department of Insurance. Saamsun is comprised of both the Company's asset management and broker-dealer segments. Upon approval of this distribution, the company will conduct its business through only one segment, Annuity operations (see Note 13 of Notes to consolidated financial statements).

      The Company ranks among the largest U.S. issuers of variable annuities. At December 31, 2001, the Company managed $34.92 billion of assets through its fixed-rate business and asset management operations, consisting of $26.94 billion of assets on its balance sheet and $7.97 billion of assets managed in mutual funds. Its asset management operations provide a broad range of financial planning and investment services through more than 10,700 independent registered representatives nationwide. The Company also distributes its products and services through an extensive network of independent broker-dealers, full-service securities firms, independent general insurance agents, major financial institutions and, in the case of its GICs, by marketing directly to banks, municipalities, asset management firms and direct plan sponsors and through intermediaries, such as managers or consultants servicing these groups.

      The Company believes that demographic trends have produced strong consumer demand for long-term, investment-oriented products. According to U.S. Census Bureau projections, the number of individuals between the ages of 45 to 64 grew from 46 million to 62 million from 1990 to 2000, making this age group the fastest-growing segment of the U.S. population. Between 1990 and 2000, annual industry premiums from fixed and variable annuities and fund deposits increased from $129.3 billion to $303.8 billion. During the same period, annual industry sales of mutual funds, excluding money market accounts, rose from $149.1 billion to $1.63 trillion.

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

      In recent years, the Company has enhanced its marketing efforts and expanded its offerings of fee-based products such as variable annuities and mutual funds. The Company's fee-generating businesses entail no portfolio credit risk and require significantly less capital support than its fixed-rate business, which generates net investment income.

      The Company and its affiliates have made significant investments in technology over the past several years in order to lower operating costs and enhance marketing efforts. Its use of optical disk imaging and artificial intelligence has substantially reduced the more traditional paper-intensive life insurance processing procedures, reducing annuity processing and servicing costs and improving customer service. This has also enabled the Company to more efficiently assimilate acquired business. The Company has also implemented technology to interface with its wholly owned or affiliated broker-dealers, which enables the Company to more effectively market its products and help the affiliated financial professionals to better serve their clients.

      On December 31, 1998, the Company acquired the individual life business and the individual and group annuity business of MBL Life Assurance Corporation ("MBL Life"), via a 100% coinsurance transaction ("the Acquisition"). The Company assumed reserves in this acquisition totaling $5,793,256,000, including $3,460,503,000 of fixed annuity contracts, $2,308,742,000 of universal life insurance contracts and $24,011,000 of guaranteed investment contracts. Policyholders of MBL annuity products were required to transfer their funds into an existing product of the Company or one of its affiliates by December 31, 1999 in order to receive the policy enhancements due under the MBL Life rehabilitation agreement. Over 92% of the deferred annuity reserves had either been transferred or surrendered by December 31, 1999.

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

      The following table shows the Company's net investment income and net realized investment losses and fee income for the year ended December 31, 2001 by business segment:

NET INVESTMENT AND FEE INCOME
	Annuity Operations	Asset Management Operations	Broker- Dealer Operations	Total	Total by Percent

	(In thousands)

Net investment income
and net realized
investment losses	$58,427	$(22,054)	$210	$36,583	6.4%

Fee income:
Variable annuity fees	350,378	11,499	---	361,877	63.7
Net retained commissions	---	2,210	45,362	47,572	8.4
Asset management fees	---	63,529	---	63,529	11.2
Universal life insurance
fees	18,909	---	---	18,909	3.3
Surrender charges	24,911	---	---	24,911	4.4
Other fees	3,626	9,350	1,575	14,551	2.6

Total fee income	397,824	86,588	46,937	531,349	93.6

Total	$456,251	$64,534	$47,147	$567,932	100.0%

For additional financial information on the Company's business segments, see Note 12 of Notes to Consolidated Financial Statements.

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

      The Company's flagship Polaris and Seasons variable annuity products are multimanager variable annuities that offer investors a choice of 4 to 37 variable funds and up to 10 guaranteed fixed-rate funds. Seasons sales have increased significantly in recent years due to enhanced distribution efforts and growing consumer demand for flexible retirement savings products that offer a variety of equity, fixed-income and guaranteed fixed account investment choices.

      In addition to distributing its variable annuity products through its eight wholly-owned or affiliated broker-dealers, the Company distributes its products through a vast network of independent broker-dealers, full-service securities firms and financial institutions as well as through independent general insurance agents. In total, more than 60,000 independent sales representatives nationally are licensed to sell the Company's annuity products.

       At December 31, 2001, total variable product liabilities were $21.36 billion, of which $18.53 billion were held in separate accounts and $2.83 billion were the liabilities of the fixed-rate account options which are held in the general accounts. The Company's variable annuity products incorporate surrender charges to encourage persistency. At December 31, 2001, 80% of the Company's variable annuity liabilities held in the separate accounts were subject to surrender penalties or other restrictions. The Company's variable annuity products also generally limit the number of transfers made in a specified period between account options without the assessment of a fee. The average size of a new variable annuity contract sold by the Company in 2001 was approximately $70,000.

      ANNUITY OPERATIONS - FIXED ANNUITIES AND GICs

The Company's general account obligations are fixed-rate products, including fixed annuities and universal life contracts issued in prior years and fixed-rate options of its variable annuity contracts. Such fixed-rate account options on its variable annuity contracts provide interest rate guarantees of one, two, three, five, seven or ten years. Although the Company's annuity contracts remain in force an average of seven to ten years, a majority (approximately 84% at December 31, 2001) of the annuity contracts, as well as all of the universal life contracts, reprice annually at discretionary rates determined by the Company. In repricing, the Company takes into account yield characteristics of its investment portfolio, surrender assumptions and competitive industry pricing, among other factors.

      The Company augments its retail annuity business with the sale of institutional products. At December 31, 2001, the Company had $477.9 million of fixed-maturity, variable-rate GIC obligations that reprice periodically based upon certain defined indices and $6.0 million of fixed-maturity, fixed-rate GICs. Of the total GIC portfolio at December 31, 2001, approximately 92% was sold to asset management firms, 7% was sold to state and local government entities and 1% was sold to corporations.

      The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its fixed annuity, universal life and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company's fixed annuity and universal life products incorporate surrender charges and its GIC products incorporate other restrictions in order to encourage persistency. Approximately 75% of the Company's fixed annuity, universal life and GIC reserves had surrender penalties or other restrictions at December 31, 2001.

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

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; policy loans, and investments in limited partnerships that invest primarily in fixed-rate securities. At December 31, 2001, these assets had an aggregate fair value of $6.21 billion with a duration of 3.3 (See further discussion of duration under Capital Resources and Liquidity - Asset Liability Matching). The Company's fixed-rate liabilities include fixed annuity, GIC and universal life reserves and subordinated notes. At December 31, 2001, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $5.83 billion with a duration of 2.7. For the years ended December 31, 2001, 2000, and 1999, the Company's yields on average invested assets were 6.63%, 7.15% and 6.95%, respectively; its average rates paid on all interest-bearing liabilities were 4.48%, 4.96% and 4.98%, respectively; and it realized net investment spreads on average invested assets of 2.18%, 2.35% and 2.08%, respectively. Net realized investment losses were 0.76%, 0.28% and 0.27% of average invested assets, respectively.

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

      The following table summarizes the Company's investment portfolio at December 31, 2001:

SUMMARY OF INVESTMENTS

	Carrying value	Percent of portfolio

	(In thousands)

Cash and short-term investments	$200,064	3.0%
U.S. government securities	24,068	0.3
Mortgage-backed securities	1,543,176	22.9
Other bonds, notes and redeemable preferred
stocks	2,977,831	44.1
Mortgage loans	692,392	10.3
Partnerships	451,583	6.7
Policy loans	226,961	3.4
Separate account seed money	50,560	0.7
Common stocks	861	0.0
Real estate	20,091	0.3
Other invested assets	563,739	8.3

Total investments and cash	$6,751,326	100.0%

At December 31, 2001, the Bond Portfolio (excluding $21.5 million of redeemable preferred stocks) included $4.49 billion of bonds rated by S&P, Moody's, Fitch or the Securities Valuation Office of the National Association of Insurance Commissioners ("NAIC"), and $31.3 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At December 31, 2001, approximately $4.31 billion of the Bond Portfolio was investment grade, including $1.57 billion of mortgage-backed securities and U.S. government/agency securities.

      At December 31, 2001, the Bond Portfolio included $215.5 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 0.8% of the Company's total assets and approximately 3.2% of its invested assets.

      Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $158.8 million at December 31, 2001. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At December 31, 2001, Secured Loans consisted of loans to 41 borrowers spanning 17 industries, with 19% of these assets concentrated in paper manufacturing and distribution, 16% concentrated in energy, 16% concentrated in financial institutions and 11% concentrated in utilities. No other industry constituted more than 10% of these assets.

      Mortgage loans aggregated $692.4 million at December 31, 2001 and consisted of 125 commercial first mortgage loans with an average loan balance of approximately $5.5 million, collateralized by properties located in 29 states. Approximately 30% of this portfolio was office, 20% was manufactured housing, 19% was multifamily residential, 9% was hotels, 8% was industrial, 5% was retail and 9% was other types. At December 31, 2001, approximately 30% and 11% of this portfolio were secured by properties located in California and New York, respectively, and no more than 9% of this portfolio was secured by properties located in any other single state.

      At December 31, 2001, the carrying value, which approximates market value, of all investments in default as to the payment of principal or interest totaled $12.0 million ($9.8 million of bonds and $2.2 million of mortgage loans), which constituted less than 1% of total invested assets.

      For more information concerning the Company's investments, including the risks inherent in such investments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity."

      ASSET MANAGEMENT OPERATIONS

      Through its registered investment advisor subsidiary, SunAmerica Asset Management, and its related distributor, SACS, the Company earns fee income by distributing and managing a diversified family of mutual funds, managing certain subaccounts within the Company's variable annuity products and providing professional management of individual, corporate and pension plan portfolios. The Company offers investors an array of equity, fixed-income, money market and tax-exempt mutual funds. Founded in 1983 and acquired by the Company in January 1990, SunAmerica Asset Management managed approximately $9.45 billion of assets at December 31, 2001, including mutual fund assets, private accounts and certain of the variable annuity assets of the Company and its affiliates. SACS acts as a distributor for the Company's proprietary mutual funds and variable annuities and does not sell to the public.

      The SunAmerica mutual funds are distributed nationally through a network of approximately 500 financial institutions and unaffiliated broker-dealers, as well as by the Company's broker-dealer subsidiary and affiliated broker-dealers.

      BROKER-DEALER OPERATIONS

      Broker-dealer operations are conducted by the Company's broker-dealer subsidiary, Royal Alliance, which sells proprietary annuities and mutual funds, as well as a full range of non-proprietary investment products. Net retained commissions are derived from commissions on the sales of these products after deducting approximately 90% of such commissions that is passed on to registered representatives. Royal Alliance currently has a network of approximately 2,600 representatives. Royal Alliance, along with the Company's six affiliated broker-dealers, comprise the largest network of independent registered representatives in the nation and the fifth-largest securities sales force, based on industry data. Its wholly-owned or affiliated broker-dealers accounted for approximately one-third of the Company's total annuity sales in 2001.

      REGULATION

      The Company, in common with other insurers, is subject to regulation and supervision by the states and other jurisdictions in which it does business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to a state insurance official. The regulation and supervision relate primarily to approval of policy forms and rates, the standards of solvency that must be met and maintained, including risk based capital measurements, the licensing of insurers and their agents, the nature of and limitations on investments, restrictions on the size of risks which may be insured under a single policy, deposits on securities for the benefit of policyholders, methods of accounting, periodic examinations of the affairs of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of policyholders rather than security holders.

      Risk-based capital ("RBC") standards are designed to measure the adequacy of an insurer's statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer's RBC is deficient. The RBC formula develops a risk-adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer's size, but also on the risk profile of the insurer's operations. The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The statutory capital and surplus of the Company exceeded its RBC requirements by a considerable margin as of December 31, 2001.

      In 1998, the NAIC adopted the codification of statutory accounting principles ("Codification") which replaced the NAIC's previous primary guidance on statutory accounting, which became effective January 1, 2001. Codification changed prescribed statutory accounting practices and has resulted in changes to the accounting practices that the Company uses to prepare its statutory basis financial statements. Codification has been adopted by all fifty states as the prescribed basis of accounting, including Arizona. The adoption of Codification resulted in an increase to the Company's statutory surplus of approximately $92.4 million.

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

      Royal Alliance is subject to regulation and supervision by the states in which its representatives transact business, as well as by the SEC and the National Association of Securities Dealers ("NASD"). The SEC and the NASD have broad administrative and supervisory powers relative to all aspects of broker-dealer business and may examine each subsidiary's business and accounts at any time. The SEC also has broad jurisdiction to oversee various activities of the Company and its other subsidiaries.

      COMPETITION

      The businesses conducted by the Company are highly competitive. The Company competes with other life insurers, and also compete for customers' funds with a variety of investment products offered by financial services companies other than life insurance companies, such as banks, investment advisors, mutual fund companies and other financial institutions. In 2000, net annuity premiums written among the top 100 companies ranged from approximately $50 million to approximately $23 billion annually. The Company together with its affiliates is the largest of this group. The Company believes the primary competitive factors among life insurance companies for investment-oriented insurance products, such as annuities and GICs, include product flexibility, net return after fees, innovation in product design, the insurer financial strength rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a contract is issued. Other factors affecting the annuity business include the benefits (including before-tax and after-tax investment returns) and guarantees provided to the customer and the commissions paid.

      Competitors of SunAmerica Asset Management include a large number of mutual fund organizations, both independent and affiliated with other financial service companies, including banks and insurance companies.

      Royal Alliance faces competition from regional firms and large, national full service and discount brokerage firms.

ITEM 2.  PROPERTIES

      The Company's executive offices and its principal office are in leased premises at 1 SunAmerica Center, Los Angeles, California 90067. The Company, through an affiliate, also leases office space in Woodland Hills, California. The Company's asset management and broker-dealer subsidiaries lease office space in New York, New York.

      The Company believes that such properties, including the equipment located therein, are suitable and adequate to meet the requirements of its businesses.

ITEM 3.  LEGAL PROCEEDINGS

      Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and other matters are not considered material in relation to the financial position, results of operations or cash flows of the Company, with the potential exception of McMurdie et al. v. SunAmerica et al., Case No. BC 194082 [filed on July 10, 1998 in the Superior Court for the County of Los Angeles]. The lawsuit is a representative action wherein the plaintiffs allege violations of California's Business and Professions Code Sections 17200 et seq. The Company is vigorously defending the lawsuit. The probability of any particular outcome is not reasonably estimable at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      No matters were submitted during the quarter ending December 31, 2001 to a vote of security-holders, through the solicitation of proxies or otherwise.

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

	Years Ended December 31,			Three Months Ended	Years Ended September 30,

	2001	2000	1999	December 31, 1998	1998	1997

	(In thousands)

RESULTS OF OPERATIONS
Net investment income	$129,294	$134,502	$158,264	$25,858	$83,699	$70,048
Net realized investment
gains (losses)	(92,711)	(15,177)	(19,620)	271	19,482	(17,394)
Fee income	531,349	590,799	453,362	83,330	290,362	213,146
General and administrative
expenses	(146,169)	(170,076)	(146,297)	(21,268)	(92,929)	(95,649)
Amortization of deferred
acquisition costs	(220,316)	(158,007)	(116,840)	(27,070)	(72,713)	(66,879)
Annual commissions	(58,278)	(56,473)	(40,760)	(6,624)	(18,209)	(8,977)
Guaranteed minimum
death benefits	(21,606)	(1,551)	(386)	---	---	---

Pretax income before
cumulative effect of
accounting change	121,563	324,017	287,723	54,497	209,692	94,295

Income tax expense	(20,852)	(108,445)	(103,025)	(20,106)	(71,051)	(31,169)

Net income before
cumulative effect of
accounting change	100,711	215,572	184,698	34,391	138,641	63,126

Cumulative effect of
accounting change,
net of tax	(10,342)	---	---	---	---	---

NET INCOME	$90,369	$215,572	$184,698	$34,391	$138,641	$63,126

Effective December 31, 1998, the Company changed its fiscal year end from September 30 to December 31.

The results of operations of the Company for 1999 are affected by the acquisition of business from MBL Life on December 31, 1998 (See Note 3 of the accompanying consolidated financial statements).

In 2001, the Company adopted EITF 99-20, which was recorded as a cumulative effect of accounting change (See Note 2 of the accompanying consolidated financial statements).

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (continued)

	Years Ended December 31,			Three Months Ended	Years Ended September 30,

	2001	2000	1999	December 31, 1998	1998	1997

	(In thousands)

FINANCIAL POSITION

Investments and cash	$6,751,326	$5,262,734	$5,554,701	$8,306,943	$2,734,742	$2,608,301

Variable annuity assets
held in separate
accounts	18,526,413	20,393,820	19,949,145	13,767,213	11,133,569	9,343,200

Deferred acquisition costs	1,419,498	1,286,456	1,089,979	866,053	539,850	536,155

Deferred income taxes	---	---	53,445	---	---	---

Other assets	244,351	246,468	227,224	206,124	142,107	85,573

TOTAL ASSETS	$26,941,588	$27,189,478	$26,874,494	$23,146,333	$14,550,268	$12,573,229

Reserves for fixed
annuity contracts	$3,498,917	$2,778,229	$3,254,895	$5,500,157	$2,189,272	$2,098,803

Reserves for universal life
insurance contracts	1,738,493	1,832,667	1,978,332	2,339,194	---	---

Reserves for guaranteed
investment contracts	483,861	610,672	305,570	306,461	282,267	295,175

Variable annuity liabilities
related to separate
accounts	18,526,413	20,393,820	19,949,145	13,767,213	11,133,569	9,343,200

Other payables and
accrued liabilities	830,124	304,324	413,610	171,143	157,551	157,546

Subordinated notes payable
to affiliates	58,814	55,119	37,816	209,367	39,182	36,240

Deferred income taxes	210,970	85,978	---	105,772	95,758	67,047

Shareholder's equity	1,593,996	1,128,669	935,126	747,026	652,669	575,218

TOTAL LIABILITIES AND
SHAREHOLDER'S EQUITY	$26,941,588	$27,189,478	$26,874,494	$23,146,333	$14,550,268	$12,573,229

The financial position of the Company as of December 31, 1998 and thereafter is affected by the acquisition of business from MBL Life (See Note 3 of the accompanying consolidated financial statements).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations of AIG SunAmerica Life Assurance Company (DBA Anchor National Life Insurance Company) (the "Company") for the three years ended December 31, 2001 ("2001"), 2000 ("2000") and 1999 ("1999") follows. Certain prior period amounts have been reclassified to conform to the current period's presentation.

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

      RESULTS OF OPERATIONS

      The Company has three business segments, as presented in Note 12 of Notes to Consolidated Financial Statements: annuity operations, asset management operations and broker-dealer operations. Annuity operations consist of the sale and administration of deposit-type insurance contracts, such as fixed and variable annuities, universal life insurance contracts and guaranteed investment contracts ("GICs"). Annuity operations focus primarily on the marketing of variable annuity products and the administration of a closed block of universal life business. The variable annuity products offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as guaranteed fixed-rate account options. The Company earns fee income on investments in the variable account options and net investment income on the fixed-rate account options.

      The asset management operations are conducted by the Company's registered investment advisor subsidiary, SunAmerica Asset Management Corp. ("SunAmerica Asset Management"), and its related distributor, SunAmerica Capital Services, Inc. ("SACS"). Deposits from variable annuities sold by the Company are held in trusts that are owned by the Company, with the assets directly supporting policyholder obligations. SunAmerica Asset Management is the investment advisor for all of the trusts as well as trusts owned by its affiliates, Variable Annuity Life Insurance Company, AIG Life Insurance Company and First SunAmerica Life Insurance Company ("FSA"). SunAmerica Asset Management and SACS earn fee income by distributing and managing a diversified family of mutual funds, managing certain subaccounts within the Company's variable annuity products and providing professional management of individual, corporate and pension plan portfolios. Effective January 1, 2001, the asset management operations also included SA Affordable Housing LLC ("SAAH LLC"). SAAH LLC was previously a direct wholly owned subsidiary of SunAmerica Life Insurance Company, the Company's direct Parent, until January 1, 2001 at which time all of SAAH LLC's ownership interests were contributed to the Company. All of SAAH LLC's ownership interests were subsequently contributed by the Company to SunAmerica Asset Management. SAAH LLC was formed as a limited liability company whose primary purpose is the generation of rehabilitation tax credits, low income housing credits and passive losses. Realized tax credits are recognized by its direct Parent, SunAmerica Asset Management (see Note 9 of Notes to Consolidated Financial Statements).

      The broker-dealer operations are conducted by the Company's broker-dealer subsidiary, Royal Alliance Associates, Inc. ("Royal Alliance"), which sells proprietary annuities and mutual funds, as well as a full range of non-proprietary investment products through approximately 2,600 independent registered representatives. Royal Alliance earns income from commissions on sales of these products, net of the portion that is passed on to the registered representatives. Royal Alliance is a registered broker-dealer under the Securities Exchange Act of 1934 and a member of the National Association of Securities Dealers.

The Company considers among its most critical accounting policies those policies with respect to valuation of certain financial instruments and amortization of deferred acquisition costs. In the implementation of each of the aforementioned policies, management is required to exercise its judgment on both a quantitative and qualitative basis. Further explanation of how management exercises that judgment follows:

      VALUATION OF CERTAIN FINANCIAL INSTRUMENTS: Gross unrealized losses on debt and equity securities available for sale amounted to $109.6 million at December 31, 2001. In determining if and when a decline in fair value below amortized cost is other-than-temporary, we evaluate at each reporting period the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments in debt and marketable equity securities. In particular, for debt securities, the Company assesses the probability that all amounts due are collectible according to the contractual terms of the obligation. When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline.

      Securities in our portfolio with a carrying value of approximately $841.2 million at December 31, 2001 do not have readily determinable market prices. For these securities, we estimate their fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, we use our most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale. Our ability to liquidate our positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and we may not be able to dispose of these investments in a timely manner. Although we believe our estimates reasonably reflect the fair value of those securities, our key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors may not reflect those of an active market.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS: We amortize our deferred acquisition costs (DAC) based on a percentage of our expected gross profits ("EGPs") over the life of the underlying policies. Our estimated EGPs are computed based on assumptions related to the underlying policies written, including the anticipated duration of the underlying policies, growth rate of the assets supporting the liabilities (management currently estimates a rate of 10% in projecting expected EGPs), and level of expenses necessary to maintain the policies over their entire life. We amortize deferred policy acquisition costs by estimating the present value of the EGPs over the lives of the insurance policies and then calculate a percentage of the policy acquisition cost deferred as compared to the present value of the EGPs. That percentage is used to amortize the deferred policy acquisition cost such that the amount amortized over the life of the policies results in a constant percentage of amortization when related to the actual and future gross profits.

      Because the EGPs are only an estimate of the profits we expect to recognize from these policies, the EGPs are adjusted at each balance sheet date to take into consideration the actual gross profits to date and any changes in the remaining expected future gross profits. When EGPs are adjusted, we also adjust the DAC amount on the balance sheet, with a corresponding charge or credit to current period operating results, to reflect our revised estimate of DAC amortization.

      NET INCOME totaled $90.4 million in 2001, compared with $215.6 million in 2000 and $184.7 million in 1999. On December 31, 1998, the Company acquired the individual life business and the individual and group annuity business of MBL Life Assurance Corporation (the "Acquisition"). The results of operations for 2001, 2000 and 1999 include the impact of the Acquisition.

      CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX reflects the adoption of EITF 99-20. The Company recorded a loss of $10,342,000, net of tax, which is recognized in the consolidated statement of income and comprehensive income as a cumulative effect of accounting change for the year ended December 31, 2001 (see Note 2 of Notes to Consolidated Financial Statements).

      PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $121.6 million in 2001, compared with $324.0 million in 2000 and $287.7 million in 1999. The decline in 2001 from 2000 primarily resulted from increased amortization of deferred acquisition costs, decreased fee income and increased net realized investment losses in the annuity operations. The 12.6% improvement in 2000 over 1999 primarily resulted from increased fee income from the Company's variable annuity and asset management operations, partially offset by increased amortization of deferred acquisition costs, increased operating expenses and decreased net investment income in the annuity operations.

      INCOME TAX EXPENSE totaled $20.9 million in 2001, $108.4 million in 2000 and $103.0 million in 1999, representing effective tax rates of 17%, 33% and 36% in 2001, 2000 and 1999, respectively. The lower tax rate in 2001 is due to tax credits generated by SAAH LLC, a wholly-owned subsidiary of SunAmerica Asset Management which reduced the effective tax rate by approximately 13% (see Note 9 of Notes to Consolidated Financial Statements).

ANNUITY OPERATIONS

      PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $142.8 million in 2001, compared with $258.0 million in 2000 and $246.4 million in 1999. The decline in 2001 from 2000 primarily resulted from increased net realized investment losses, decreased variable annuity fee income, increased guaranteed minimum death benefits and increased amortization of deferred acquisition costs. The increase in 2000 over 1999 primarily resulted from increased variable annuity fee income, partially offset by increased amortization of deferred acquisition costs and decreased net investment income.

      NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, totaled $118.2 million in 2001, $127.7 million in 2000 and $151.7 million in 1999. These amounts equal 2.18% on average invested assets (computed on a daily basis) of $5.43 billion in 2001, 2.35% on average invested assets of $5.43 billion in 2000 and 2.08% on average invested assets of $7.28 billion in 1999.

      Net investment spreads include the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. Average invested assets exceeded average interest-bearing liabilities by $32.3 million in 2001, compared with $169.9 million in 2000 and $159.2 million in 1999. The decrease in 2001 reflects the impact of $94.1 million in dividends paid to SunAmerica Life Insurance Company (the "Parent") in the second quarter of 2001 and realized investment losses of $59.8 million in 2001. The difference between the Company's yield on average invested assets and the rate paid on average interest-bearing liabilities (the "Spread Difference") was 2.15% in 2001, 2.19% in 2000 and 1.97% in 1999.

      Investment income (and the related yields on average invested assets) totaled $359.7 million (6.63%) in 2001, compared with $388.4 million (7.15%) in 2000 and $506.0 million (6.95%) in 1999. The decrease in the investment yield in 2001 compared to 2000 is due to a lower prevailing interest rate environment in 2001. The increase in the investment yield in 2000 compared to 1999 was due primarily to a generally increasing interest rate environment. The decrease in investment income in 2000 compared to 1999 resulted primarily from the reduction in average invested assets.

      Expenses incurred to manage the investment portfolio amounted to $5.0 million in 2001, $7.1 million in 2000 and $6.0 million in 1999. These expenses are included as a reduction to investment income in the consolidated statement of income and comprehensive income.

      Interest expense totaled $241.4 million in 2001, $260.7 million in 2000 and $354.3 million in 1999. The average rate paid on all interest-bearing liabilities was 4.48% in 2001, compared with 4.96% in 2000 and 4.98% in 1999. Interest-bearing liabilities averaged $5.39 billion during 2001, $5.26 billion during 2000 and $7.12 billion during 1999. The declines in the overall rates paid in 2001 compared to 2000 resulted primarily from the impact of a declining interest rate environment during 2001.

      The change in average invested assets in 2001 largely resulted from the surrenders of certain closed blocks of fixed annuity policies, as well as the impact of $94.1 million in dividends paid to the Parent and realized investment losses of $59.8 million. The decline in average invested assets in 2000 largely resulted from surrenders or rollovers of fixed annuities received in the Acquisition into variable annuity products. Changes in average invested assets also reflect net exchanges from fixed accounts into the separate accounts of variable annuity contracts, partially offset by sales of fixed annuities and the fixed account options of the Company's variable annuity products ("Fixed Annuity Deposits"), and renewal deposits on its universal life product ("UL Deposits"). Fixed Annuity Deposits and UL Deposits totaled $2.33 billion in 2001, $1.82 billion in 2000 and $2.10 billion in 1999, and are largely deposits for the fixed accounts of variable annuities. These deposits represent 51%, 35% and 27%, respectively, of the related reserve balances at the beginning of the respective periods. Fixed annuity deposits increased in 2001 due primarily to a one-month promotion on the Company's Advisor product which generated approximately $500 million in additional deposits during the third quarter.

      GIC deposits totaled $40.0 million in 2001 and $350.0 million in 2000. No GIC deposits were received in 1999. GIC surrenders and maturities totaled $191.9 million in 2001, $78.3 million in 2000 and $19.7 million in 1999. The GICs issued by the Company are generally variable rate contracts which guarantee the payment of principal and interest for a term of three to five years. GICs purchased by asset management firms for their short-term portfolios (which represent 92% of the Company's GIC liabilities) either prohibit withdrawals or permit withdrawals with notice ranging from 90 to 270 days. GICs that are purchased by banks for their long-term portfolios or by state and local governmental entities either prohibit withdrawals or permit scheduled book value withdrawals subject to the terms of the underlying indenture or agreement. In pricing GIC, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity.

      NET REALIZED INVESTMENT LOSSES totaled $59.8 million in 2001, compared with $15.2 million in 2000 and $19.6 million in 1999 and include impairment writedowns of $68.0 million, $20.6 million and $6.1 million, respectively. Thus, net realized gains from sales and redemptions of investments totaled $8.2 million in 2001 and $5.4 million in 2000, compared with $13.5 million of net realized losses in 1999.

      The Company sold or redeemed invested assets, principally bonds and notes, aggregating $1.77 billion in 2001, $1.14 billion in 2000 and $4.43 billion in 1999. Sales and redemptions in 1999 reflect the redeployment of $5.72 billion of assets received in the Acquisition. Sales of investments result from the active management of the Company's investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.15%, 0.10% and 0.19% of average invested assets for 2001, 2000 and 1999, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company's active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

      Impairment writedowns include $68.0 million, $20.6 million and $6.1 million of provisions principally applied to bonds in 2001, 2000 and 1999, respectively. Impairment writedowns represent 1.25%, 0.38% and 0.08% of average invested assets for 2001, 2000 and 1999, respectively. For the five years ended December 31, 2001, impairment writedowns as a percentage of average invested assets have ranged from 0.06% to 1.25% and have averaged 0.52%. Such writedowns are based upon estimates of the net realizable value of invested assets and recorded when declines in value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events. The Company recorded $15.9 million ($10.3 million, net of tax) of additional impairments in 2001 pursuant to the implementation of EITF 99-20 (see Note 2 of Notes to Consolidated Financial Statements). This adjustment was recorded as a cumulative effect of accounting change in the accompanying consolidated statement of income and comprehensive income for 2001.

      VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $350.4 million in 2001, $385.4 million in 2000 and $296.1 million in 1999. The decreased fees in 2001 reflect the recent state of the equity markets, which have been in decline throughout much of 2000 and 2001, and the resulting impact on market values of assets in the separate accounts. The increased fees in 2000 reflect growth in average variable annuity assets, principally due to the receipt of variable annuity deposits and net exchanges into the separate accounts from the fixed accounts of variable annuity contracts, partially offset by surrenders and declines in market values. Variable annuity fees represent 1.9% of average variable annuity assets in 2001 and 1.8% of average variable annuity assets in 2000 and 1999. Variable annuity assets averaged $18.87 billion, $21.07 billion and $16.15 billion during 2001, 2000 and 1999, respectively. Variable annuity deposits, which exclude deposits allocated to the fixed accounts of variable annuity products, totaled $1.41 billion in 2001, $1.88 billion in 2000 and $1.70 billion in 1999. These amounts represent 7%, 9% and 12% of variable annuity liabilities at the beginning of the respective periods. The decrease in variable annuity deposits in 2001 reflected lower demand for the variable account options of the Company's variable annuity products due to the unfavorable equity market conditions discussed above. Transfers from the fixed accounts of the Company's variable annuity products to the separate accounts are not classified as variable annuity deposits. Accordingly, changes in variable annuity deposits are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company's variable annuity products.

      Sales of variable annuity products which include deposits allocated to the fixed accounts ("Variable Annuity Product Sales") amounted to $3.69 billion, $3.64 billion and $3.66 billion in 2001, 2000 and 1999, respectively. Such sales primarily reflect those of the Company's Polaris, Seasons and Advisor variable annuity product lines. The Company's variable annuity products are multi-manager variable annuities that offer investors a choice of several variable funds as well as a number of guaranteed fixed-rate funds. Investors can select from a choice of 4 to 37 variable funds and up to 10 guaranteed fixed-rate funds depending on the product.

      The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of variable annuities and annuities generally (See "Regulation" in Item 1).

      UNIVERSAL LIFE INSURANCE FEES, NET amounted to $18.9 million, $20.3 million and $28.9 million in 2001, 2000 and 1999, respectively. Universal life insurance fees consist of mortality charges, up-front fees earned on deposits received and administrative fees, net of the excess mortality expense on these contracts. The administrative fees are assessed based on the number of policies in force as of the end of each month. The Company acquired its universal life contracts as part of the Acquisition and does not actively market such contracts. Such fees represent 1.06%, 1.08% and 1.34% of average reserves for universal life insurance contracts in the respective periods. The decrease in fees in 2000 as compared to 1999 resulted principally from the ceding to an affiliate of approximately 12.2% of the universal life reserves received in the Acquisition (see Note 3 of Notes to Consolidated Financial Statements).

      SURRENDER CHARGES on fixed and variable annuity contracts and universal life contracts totaled $24.9 million in 2001, $21.0 million in 2000 and $17.1 million in 1999. Surrender charges generally are assessed on withdrawals at declining rates during the first seven years of a contract. Withdrawal payments, which exclude claims and lump-sum annuity benefits, totaled $2.10 billion in 2001, compared with $2.22 billion in 2000 and $3.65 billion in 1999 (including $1.58 billion attributable to the Acquisition). These payments when expressed as a percentage of average fixed and variable annuity and universal life reserves represent 9.0%, 8.7% and 16.2% (7.9% attributable to the Acquisition) for 2001, 2000, and 1999, respectively. The very high surrender rate in 1999 was due to the end of the coinsurance period of the Acquisition, which occurred on July 1, 1999 and provided these policyholders the ability to surrender their policies without a moratorium fee for the first time since 1991. Withdrawals include variable annuity payments from the separate accounts totaling $1.73 billion (9.2% of average variable annuity liabilities), $1.76 billion (8.4% of average variable annuity liabilities) and $1.34 billion (8.3% of average variable annuity liabilities) in 2001, 2000, and 1999, respectively. Management anticipates that withdrawal rates will gradually increase for the foreseeable future.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $89.3 million in 2001, $101.9 million in 2000 and $93.9 million in 1999. General and administrative expenses decreased in 2001 due to lower costs associated with servicing its fixed annuities and universal life policies. The increase in 2000 over 1999 principally reflects the expenses related to managing the Company's growing block of variable annuity policies. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $144.3 million in 2001, compared with $125.0 million in 2000 and $94.9 million in 1999. The increases in amortization were primarily related to lower estimates of future gross profits on variable annuity contracts in light of the recent downturn in the equity markets, and additional fixed and variable annuity sales and the subsequent amortization of related deferred commissions and other direct selling costs.

      ANNUAL COMMISSIONS totaled $58.3 million in 2001, compared with $56.5 million in 2000 and $40.8 million in 1999. The increase in 2000 from 1999 reflect increased sales of annuities that offer this commission option. Annual commissions represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company's variable annuity contracts. Substantially all of the Company's currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. The Company estimates that approximately 52% of the average balances of its variable annuity products is currently subject to such annual commissions. Based on current sales, this percentage is expected to increase in future periods.

      GUARANTEED MINIMUM DEATH BENEFITS totaled $21.6 million in 2001, compared with $1.6 million in 2000 and $0.4 million in 1999. Guaranteed minimum death benefits represent the additional death benefits paid to fund minimum policy benefits in excess of the policyholder's separate account balance. The increases in guaranteed minimum death benefits paid pursuant to the Company's variable annuity separate account contracts reflect the recent downturn in the equity markets. Further downturns in the equity markets could increase these payments.

ASSET MANAGEMENT OPERATIONS

      PRETAX (LOSS) INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled ($38.9) million in 2001, $36.5 million in 2000 and $20.7 million in 1999. The decrease in 2001 from 2000 primarily resulted from increased amortization of deferred acquisition costs, increased net realized investment losses and a reduction in fee income. The improvement in 2000 over 1999 primarily resulted from an increase in fee income, partially offset by corresponding increases in amortization of deferred acquisition costs and operating expenses.

      NET REALIZED INVESTMENT LOSSES totaled $32.9 million in 2001 and represent impairment writedowns applied to limited partnerships held by SAAH LLC (See Note 9 of Notes to Consolidated Financial Statements). There were no realized investment losses in 2000 or 1999. Such writedowns are recorded when the Company has determined that declines in net realizable value of the applicable assets are considered to be other than temporary. Actual realization will be dependent upon future events.

      VARIABLE ANNUITY FEES totaled $11.5 million in 2001, compared with $15.1 million in 2000 and $10.3 million in 1999. The decreased fees in 2001 reflect a decline in average variable annuity assets under management, principally resulting from a decline in market values. The increase in fees in 2000 as compared to 1999 represented the growth in variable annuity assets.

      ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds by SunAmerica Asset Management. Such fees totaled $63.5 million on average assets managed of $6.74 billion in 2001, $73.9 million on average assets managed of $6.62 billion in 2000 and $43.5 million on average assets managed of $4.19 billion in 1999. Asset management fees are not necessarily proportionate to average assets managed, principally due to changes in product mix. Mutual fund sales, excluding sales of money market accounts, totaled $1.83 billion in 2001, compared with $2.89 billion in 2000 and $1.48 billion in 1999. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $1.17 billion in 2001, $819.9 million in 2000 and $571.5 million in 1999, which represent 20.5%, 14.3% and 16.8%, respectively, of average related mutual fund assets. The decrease in sales and the increase in redemptions in 2001 principally reflect lower demand for growth-oriented mutual funds, which have been out of favor with investors due to unfavorable equity market conditions during 2001. The increase in sales in 2000 principally resulted from increased sales of the Company's "Style Select Series" product. The "Style Select Series" is a group of mutual funds that are each managed by three industry-recognized fund managers. Sales of the "Style Select Series" products totaled $1.09 billion in 2001, $2.05 billion in 2000 and $938.5 million in 1999.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $27.4 million in 2001, compared with $36.1 million in 2000 and $24.0 million in 1999. The decrease in expenses in 2001 principally reflects lower sales of mutual funds and related marketing costs. The increase in expenses in 2000 is consistent with the increased sales of mutual funds.

      AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $76.0 million in 2001, compared with $33.0 million in 2000 and $21.9 million in 1999. The increase in amortization in 2001 is principally due to a $34.0 million writedown of deferred acquisition costs which was required following the recent downturn in the equity markets, so that deferred costs would not exceed the estimated distribution fee and contingent deferred sales charge revenues on certain mutual fund contracts. The remaining increase in amortization in 2001 and the increase in amortization in 2000 compared to 1999 was primarily due to increased mutual fund sales and the impact of a full year of subsequent amortization of such related deferred commissions and other direct selling costs.

BROKER DEALER OPERATIONS

      PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $17.7 million in 2001, $29.5 million in 2000 and $20.6 million in 1999. The decline in 2001 from 2000 primarily resulted from a decline in net retained commissions. The increase in 2000 over 1999 primarily resulted from increased net retained commissions, partially offset by increased operating expenses.

      NET RETAINED COMMISSIONS totaled $45.4 million in 2001, $58.3 million in 2000 and $49.0 million in 1999. Net retained commissions are derived from commissions on the sales of proprietary and nonproprietary investment products, after deducting approximately 90% of such commissions that is passed on to registered representatives. Such commissions have declined as a result of lower sales in 2001. Fluctuations in net retained commissions may not necessarily be related to fluctuations in sales primarily due to changes in sales mix. Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $9.78 billion in 2001, $13.25 billion in 2000 and $13.40 billion in 1999. The decreases in broker-dealer sales in 2001 and 2000 reflected lower demand for mutual funds and other investments due to unfavorable equity market conditions.

      GENERAL AND ADMINISTRATIVE EXPENSES totaled $29.5 million in 2001, compared with $32.1 million in 2000 and $28.4 million in 1999. The decrease in expenses in 2001 as compared to 2000 reflect lower marketing related expenses. The higher expenses in 2000 over 1999 principally reflect increases in marketing expenses and technology expenses.

CAPITAL RESOURCES AND LIQUIDITY

      SHAREHOLDER'S EQUITY increased to $1.59 billion at December 31, 2001 from $1.13 billion at December 31, 2000, due principally to a $432.7 million capital contribution from the Parent of its wholly-owned subsidiary, SAAH LLC, to the Company (see Note 9 of Notes to Consolidated Financial Statements). In addition, the Company recorded net income of $90.4 million and other comprehensive income of $36.3 million, offset by dividends totaling $94.1 million paid to the Parent on April 2, 2001. Upon approval of the distribution of Saamsun, the Company's shareholder's equity will decrease by approximately $550 million. In the opinion of management, subsequent to such distribution, the company's capital and surplus will remain more than sufficient in relation to its outstanding liabilities and more than adequate relative to its financial needs, and will exceed its risk-based capital requirements by a considerable margin (see Note 13 of Notes to consolidated financial statements).

      INVESTED ASSETS at December 31, 2001 totaled $6.75 billion, compared with $5.26 billion at December 31, 2000. The Company manages most of its invested assets internally. The Company's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the "Bond Portfolio") is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company's need for liquidity and other similar factors.

      THE BOND PORTFOLIO, which constituted 67% of the Company's total investment portfolio at December 31, 2001, had an amortized cost that was $62.8 million greater than its aggregate fair value at December 31, 2001 and $122.7 million greater than its aggregate fair value at December 31, 2000. The decline in net unrealized losses on the Bond Portfolio during 2001 principally reflects the impact of impairment writedowns in 2001 as well as the decline in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at December 31, 2001.

      At December 31, 2001, the Bond Portfolio (excluding $21.5 million of redeemable preferred stocks) included $4.49 billion of bonds rated by Standard & Poor's ("S&P"), Moody's Investors Service ("Moody's"), Fitch ("Fitch") or the Securities Valuation Office of the National Association of Insurance Commissioners ("NAIC"), and $31.3 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At December 31, 2001, approximately $4.31 billion of the Bond Portfolio was investment grade, including $1.57 billion of mortgage-backed securities ("MBS") and U.S. government/agency securities.

      At December 31, 2001, the Bond Portfolio included $215.5 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 0.8% of the Company's total assets and approximately 3.2% of its invested assets.

      Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. These non-investment-grade securities are comprised of bonds spanning 35 industries with 20% of these assets concentrated in telecommunications and 10% concentrated in airlines. No other industry concentration constituted more than 6% of these assets.

      The table on the next page summarizes the Company's rated bonds by rating classification as of December 31, 2001.

RATED BONDS BY RATING CLASSIFICATION (Dollars in thousands)
Issues Rated by S& P/Moody's/Fitch			Issues not rated by S&P/Moody's/ Fitch, by NAIC Category			Total

S&P/(Moody's) {Fitch} category (1)	Amortized cost	Estimated fair value	NAIC category (2)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Percent of invested assets

AAA+ to A-
(Aaa to A3)
[AAA to A-]
{AAA to A-}	$3,171,478	$3,170,477	1	$152,910	$153,162	$3,324,388	$3,323,639	49.23%

BBB+ to BBB-
(Baa1 to Baa3)
[BBB+ to BBB-]
{BBB+ to BBB-}	887,298	868,664	2	115,661	115,729	1,002,959	984,393	14.58%

BB+ to BB-
(Ba1 to Ba3)
[BB+ to BB-]
{BB+ to BB-}	93,177	79,177	3	4,067	3,613	97,244	82,790	1.23%

B+ to B-
(B1 to B3)
[B+ to B-]
{B+ to B-}	106,568	92,205	4	7,410	7,107	113,978	99,312	1.47%

CCC+ to C
(Caa to C)
[CCC]
{CCC+ to C-}	40,469	26,677	5	6,000	5,980	46,469	32,657	0.48%

CI to D
[DD]
{D}	1,348	769	6	0	0	1,348	769	0.01%

TOTAL RATED ISSUES	$4,300,338	$4,237,969		$286,048	$285,591	$4,586,386	$4,523,560

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

(2)

Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for non-defaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody's/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $31.3 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

      Senior secured loans ("Secured Loans") are included in the Bond Portfolio and aggregated $158.8 million at December 31, 2001. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At December 31, 2001, Secured Loans consisted of $20.9 million of publicly traded securities and $137.9 million of privately traded securities. These Secured Loans are composed of loans to 41 borrowers spanning 17 industries, with 19% of these assets concentrated in paper manufacturing and distribution, 16% concentrated in energy, 16% concentrated in financial institutions and 11% concentrated in utilities. No other industry constituted more than 10% of these assets.

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

      MORTGAGE LOANS aggregated $692.4 million at December 31, 2001 and consisted of 125 commercial first mortgage loans with an average loan balance of approximately $5.5 million, collateralized by properties located in 29 states. Approximately 30% of this portfolio was office, 20% was manufactured housing, 19% was multifamily residential, 9% was hotels, 8% was industrial, 5% was retail, and 9% was other types. At December 31, 2001, approximately 30% and 11% of this portfolio were secured by properties located in California and New York, respectively, and no more than 9% of this portfolio was secured by properties located in any other single state. At December 31, 2001, there were 11 mortgage loans with outstanding balances of $10 million or more, which collectively aggregated approximately 35% of this portfolio. At December 31, 2001, approximately 26% of the mortgage loan portfolio consisted of loans with balloon payments due before January 1, 2005. During 2001, 2000 and 1999, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

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

      POLICY LOANS totaled $227.0 million at December 31, 2001, compared to $244.4 million at December 31, 2000, and are primarily loans taken against universal life policies.

      SEPARATE ACCOUNT SEED MONEY totaled $50.6 million at December 31, 2001, compared to $104.7 million at December 31, 2000, and consists of seed money for mutual funds used as investment vehicles for the Company's variable annuity separate accounts and for SunAmerica Asset Management's mutual funds. The decrease reflects redemptions and a decline in the market value of such assets.

      PARTNERSHIPS totaled $451.6 million at December 31, 2001, constituting investments in 666 partnerships with an average size of approximately $0.7 million, most of which are partnership assets of SAAH LLC which was contributed to the Company effective January 1, 2001 (see Note 9 of Notes to Consolidated Financial Statements). This portfolio includes $443.4 million of partnerships that make tax-advantaged investments in affordable housing properties, currently involving approximately 660 multifamily projects in 46 states, and $8.2 million of partnerships managed by independent money managers that invest in a broad selection of equity and fixed-income securities, currently including 414 separate issuers. The risks generally associated with partnerships include those related to their underlying investments (i.e., equity securities, debt securities and real estate), plus a level of illiquidity, which is mitigated, to some extent, for the affordable housing partnerships by the marketability of the tax credits they generate, and in the case of many of the other partnerships, by the existence of contractual termination provisions. Upon approval of the distribution of Saamsun, the Company's investment in partnerships will decrease by approximately $440 million (see Note 13 of Notes to consolidated financial statements).

      OTHER INVESTED ASSETS aggregated $563.7 million at December 31, 2001, compared with $18.5 million at December 31, 2000, and consist of invested collateral with respect to the Company's securities lending program, collateralized bond obligations and mutual fund investments.

      ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation. The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company's fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 75% of the Company's fixed annuity, universal life and GIC reserves had surrender penalties or other restrictions at December 31, 2001.

      As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company's fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; policy loans; and investments in limited partnerships that invest primarily in fixed-rate securities. At December 31, 2001, these assets had an aggregate fair value of $6.21 billion with a duration of 3.3. The Company's fixed-rate liabilities include fixed annuity, GIC and universal life reserves and subordinated notes. At December 31, 2001, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $5.83 billion with a duration of 2.7. The Company's potential exposure due to a 10% increase in prevailing interest rates from their December 31, 2001 levels is a loss of approximately $21.1 million, representing the decrease in the fair value of its fixed-rate assets that is not offset by a decrease in the fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

      Duration is a common option-adjusted measure for the price sensitivity of a fixed-maturity portfolio to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio if interest rates change by 100 basis points (i.e. 1%), recognizing the changes in cash flows resulting from embedded options such as policy surrenders, investment prepayments and bond calls. It also incorporates the assumption that the Company will continue to utilize its existing strategies of pricing its fixed annuity, universal life and GIC products, allocating its available cash flow amongst its various investment portfolio sectors and maintaining sufficient levels of liquidity. Because the calculation of duration involves estimation and incorporates assumptions, potential changes in portfolio value indicated by the portfolio's duration will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.

      As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At December 31, 2001, the Company had two outstanding Swap Agreements with a total notional principal of $128.0 million. These agreements mature in June 2002 and December 2024.

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

      The carrying values of investments that are determined to have declines in value that are other than temporary are reduced to net realizable value and, in the case of bonds, no further accruals of interest are made. The provisions for impairment on mortgage loans are based on losses expected by management to be realized on transfers of mortgage loans to real estate, on the disposition and settlement of mortgage loans and on mortgage loans that management believes may not be collectible in full. Accrual of interest is suspended when principal and interest payments on mortgage loans are past due more than 90 days. With the adoption of EITF 99-20, the Company recognizes impairment losses on securitized assets if the projected discounted cash flows are less than its carrying value. The adoption of EITF 99-20 resulted in a loss of $10.3 million, net of tax, which is being recognized and reported in the statement of income and comprehensive income as a cumulative effect of accounting change (see Note 2 of Notes to Consolidated Financial Statements).

      DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $12.0 million ($9.8 million of bonds and $2.2 million of mortgage loans) at December 31, 2001, and constituted approximately 0.4% of total invested assets. At December 31, 2000, defaulted investments totaled $3.6 million of bonds and constituted less than 0.1% of total invested assets.

      SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company's existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. The Company's liquidity is primarily derived from operating cash flows. At December 31, 2001, approximately $2.49 billion of the Company's Bond Portfolio had an aggregate unrealized gain of $46.3 million, while approximately $2.06 billion of the Bond Portfolio had an aggregate unrealized loss of $109.1 million. In addition, the Company's investment portfolio currently provides approximately $46.2 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company's annuity and GIC products have been more than sufficient in amount to satisfy the Company's liquidity needs.

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

      If a substantial portion of the Company's Bond Portfolio diminished significantly in value and/or defaulted, the Company would need to liquidate other portions of its investment portfolio and/or arrange financing. Such events that may cause such a liquidity strain could be the result of economic collapse or terrorist acts.

      GUARANTEES AND OTHER COMMITMENTS: Subordinated notes (including accrued interest of $6.3 million) payable to affiliates totaled $58.8 million at interest rates ranging from 8% to 9.5% at December 31, 2001, and require principal payments of $21.5 million in 2002, $20.4 million in 2003, $3.0 million in 2004 and $7.6 million in 2005.

      The Company has entered into eight agreements in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. The maximum liability under these guarantees at December 31, 2001 is $1.03 billion. Related to each of these agreements are participation agreements with the Company's Parent, under which the Parent will share in $497.9 of these liabilities in exchange for a proportionate percentage of the fees received under these agreements. The expiration dates of these commitments are as follows: $470.0 million in 2004, $405.0 million in 2005 and $156.0 million in 2006.

      In the ordinary course of business, the Company is obligated to purchase approximately $46.0 million of asset backed securities as of December 31, 2001. The expiration dates of these commitments are as follows: $35.0 million in 2003 and $11.0 million in 2004.

      The Company has entered into an agreement whereby it is committed to purchase the remaining principal amount, $240.2 million as of December 31, 2001, of various mortgage backed securities at par value in March 2006.

      Reserves for GICs have maturity dates as follows: $309.3 million in 2002, $145.0 million in 2003 and $29.6 million in years subsequent to 2006.

      Under the various agreements with operating partnerships, SAAH LLC has capital contribution obligations to the operating partnerships of $211.2 million at December 31, 2001. Such obligations are funded by an affiliate of the Company. Conversely, any proceeds from syndications of operating partnerships are collected by this affiliate as well.

      Cash received as part of a modified coinsurance transaction is recorded as a deposit liability. Deposits from the reinsured business are allocated to pay down the liability pursuant to a repayment schedule. The remaining deposit liability of $61.7 million is expected to be fully paid down by 2003 (see Note 7 of Notes to consolidated financial statements).

      RECENTLY ISSUED ACCOUNTING STANDARDS are discussed in Note 2 of the accompanying consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 28 to 29 herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's consolidated financial statements begin on page F-3. Reference is made to the Index to Financial Statements on page F-1 herein.

ITEM 9.  CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

      The directors and principal officers of Anchor National Life Insurance Company (the "Company") as of March 29, 2002 are listed below, together with information as to their ages, dates of election and principal business occupation during the last five years (if other than their present business occupation).

				Other Positions and
			Year	Other Business
		Present	Assumed	Experience Within
Name	Age	Position	Position	Last Five Years**	From-To

Jay S. Wintrob*	45	President and	2000	Vice Chairman and	1998-2000
		Chief Executive	2001	Chief Operating
		Officer of the		Officer of SAI
		Company		(Joined SAI in 1987)
		President and	2000
		Chief Executive	2001
		Officer of
		SunAmerica Inc.
		("SAI")

James R. Belardi*	45	Senior Vice	1992	(Joined SAI in 1986)
		President of
		the Company
		Executive Vice	1995
		President of
		SAI

Marc H. Gamsin*	46	Senior Vice	1999	Senior Vice President,	1998-2000
		President of the		of SAI
		Company		Executive Vice President,	1998 to
		Executive Vice	2001	SunAmerica Investments,	Present
		President of SAI		Inc. (GA)
				Excutive Vice President,	1997-1998
				SunAmerica Investments,
				Inc. (DE)

Jana W. Greer*	49	Senior Vice	1994	Senior Vice President	1992-2000
		President of the		of SAI
		Company		(Joined SAI in 1974)
		Executive Vice	2001
		President of
		SAI

_______________________________ * Also serves as a director **Unless otherwise indicated, officers and positions are with SunAmerica Inc.

				Other Positions and
			Year	Other Business
		Present	Assumed	Experience Within
Name	Age	Position	Position	Last Five Years**	From-To

N. Scott Gillis*	48	Senior Vice	1994	Senior Vice President	1994-1999
		President		and Controller,
		of the Company		SunAmerica Life Insurance
		Vice President	1997	Companies ("SLC")
		and Controller	2000	(Joined SAI in 1985)
		of SAI

Gregory M. Outcalt	39	Senior Vice	2000	Vice President, SLC	1993-1999
		President of the		(Joined SAI in 1986)
		Company

Edwin R. Raquel	44	Senior Vice	1995	Joined SAI in 1990)
		President and
		Chief Actuary
		of the Company

Mark A. Zaeske	34	Treasurer of	2001	Assistant Treasurer,	1999-2000
		the Company		Citigroup
		Treasurer of	2000	Associate Director,	1996-1999
		SAI		Citigroup

Lawrence M. Goldman	40	Vice President,	2000	Associate General	1998-2000
		Co-General Counsel		Counsel of SAI
		and Assistant		Senior Vice President,	1995-1998
		Secretary of		Imperial Premium
		the Company		Finance, Inc.
		Vice President,	2000
		Co-General Counsel
		and Assistant
		Secretary of SAI

J. Franklin Grey	50	Vice President	1994	Vice President of	1994 to
		of the Company		Certain SLC	Present

Maurice S. Hebert	39	Vice President	2000	Vice President and	1998-2000
		and Controller		Assistant Controller,
		of the Company		SunAmerica Financial
				Director, Investment	1997-1998
				Accounting, SAI
				Manager, Investment	1993-1997
				Accounting, SAI

_______________________________ * Also serves as a director **Unless otherwise indicated, officers and positions are with SunAmerica Inc.

				Other Positions and
			Year	Other Business
		Present	Assumed	Experience Within
Name	Age	Position	Position	Last Five Years**	From-To

Christine A. Nixon	37	Vice President,	2000	Associate General	1997-2000
		Co-General		Counsel of SAI
		Counsel and		Associate Counsel	1993-1997
		Secretary of		of SAI
		the Company
		Vice President,	2000
		Co-General
		Counsel and
		Secretary
		of SAI

Edward P. Nolan, Jr.	52	Vice President	1993	(Joined SAI in 1989)
		of the Company

Stewart R. Polakov	42	Vice President	2000	Vice President,	1997-1999
		of the Company		SunAmerica Financial,
				Director, Investment	1994-1997
				Accounting, SAI
				(Joined SAI in 1991)

Scott H. Richland	39	Vice President	1994	Senior Vice President	1997-1998
		of the Company		and Treasurer of SAI
		Senior Vice	1997	Vice President and	1995-1997
		President of SAI		Treasurer of SAI
				(Joined SAI in 1990)

Ron H. Tani	39	Vice President	2000	Vice President,	2000-
		of the Company		SunAmerica Financial	Present
				Director of Product	1995-2000
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

      The following table shows the cash compensation paid or earned, based on these allocations, to the chief executive officer and top four executive officers of the Company whose allocated compensation exceeds $100,000 for services rendered in all capacities to the Company during 2000:

Name of Individual or	Capacities In	Allocated Cash
Number in Group	Which Served	Compensation

Jay S. Wintrob	President and Chief Executive	$ 712,706
Officer
Jana Waring Greer	Senior Vice President	$ 544,133
Eli Broad	Chairman	$ 287,848
N. Scott Gillis	Senior Vice President	$ 214,621
Ron H. Tani	Vice President	$ 147,598

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                 Reference is made to the index set forth on page F-1 of this report.

EXHIBITS Exhibit No.	Description

2(a)	Purchase and Sale Agreement, dated as of July 15, 1998, by and among the Company, SunAmerica Inc. ("SAI"), First SunAmerica Life Insurance Company and MBL Life Assurance Corporation, is incorporated herein by reference to Exhibit 2(e) to SAI's 1998 Annual Report on Form 10-K, filed December 21, 1998.
3(a)	Amended and Restated Articles of Incorporation, dated December 19, 2001, filed with the Arizona Department of Insurance and Arizona Corporation Commission on January 23, 2002 and January 24, 2002, respectively.
3(b)	Amended and Restated Articles of Incorporation and Articles of Redomestication, filed with the Arizona Department of Insurance on December 22, 1995, is incorporated herein by reference to Exhibit 3(a) to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1995, filed February 14, 1996.
3(c)	Amended and Restated Bylaws, as adopted January 1, 1996, is incorporated herein by reference to Exhibit 3(b) to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1995, filed February 14, 1996.
3(d)	Amended and Restated Bylaws, as amended January 2, 2001.
3(e)	Amended and Restated Bylaws, dated as of December 19, 2001.
4(a)	Amended and Restated Articles of Amended and Restated Articles of Incorporation, dated December 19, 2001. See Exhibit 3(a).
4(b)	Amended and Restated Bylaws, dated as of December 19, 2001. See Exhibit 3(e).
10(a)	Subordinated Loan Agreement for Equity Capital, dated August 4, 1999, between the Company's subsidiary, Royal Alliance Associates, Inc., and SAI, defining SAI's rights with respect to the 8.0% notes due September 23, 2002.
10(b)	Second Amendment to Subordinated Loan Agreement for Equity Capital, dated as of September 13, 1999, between the Company's subsidiary, SunAmerica Asset Management Corp., and SAI, extending the maturity date to September 13, 2002 and adjusting the interest rate to 8% for the unpaid principal under the Amendment to Subordinated Loan Agreement for Equity Capital, dated September 3, 1996, with a maturity date of September 13, 1999.
10(c)	Amendment to Subordinated Loan Agreement for Equity Capital, dated as of September 30, 2000, between the Company's subsidiary, SACS, and SAI, extending the maturity date to October 31, 2004 and changing the interest rate to 9.5% of a Subordinated Loan Agreement for Equity Capital, dated as of August 25, 1998, defining SAI's rights with respect to the 8.5% notes due October 30, 2001.

EXHIBITS Exhibit No.	Description

10(d)	Subordinated Loan Agreement for Equity Capital, dated as of March 17, 2000, between the Company's subsidiary, SACS, and SAI, defining SAI's rights with respect to the 8.75% notes due April 30, 2003, is incorporated herein by reference to Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000, filed May 12, 2000.
10(e)	Subordinated Loan Agreement for Equity Capital, dated February 21, 2000, between the Company's subsidiary, SACS, and SAI, defining SAI's rights with respect to the 8.5% notes due March 31, 2003, is incorporated herein by reference to Exhibit 10(b) to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000, filed May 12, 2000.
10(f)	Amendment to Subordinated Loan Agreement for Equity Capital, dated as of March 20, 2001, between the Company's subsidiary, SACS, and SAI, extending the maturity date to April 30, 2003 and adjusting the interest rate to 8% of a Subordinated Loan Agreement for Equity Capital, dated as of March 19, 1999, defining SAI's rights with respect to the 8.5% notes due April 30, 2002, is incorporated herein by reference to Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2001, filed May 14, 2001.
10(g)	Second Amendment to Subordinated Loan Agreement for Equity Capital, dated as of April 30, 2001, between the Company's subsidiary, SACS, and SAI, extending the maturity date to June 30, 2003 and adjusting the interest rate from 9.5% to 7.5% per annum for the unpaid principal under the Amendment to Subordinated Loan Agreement for Equity Capital, dated as of May 22, 2000, with a maturity date of June 30, 2002 is incorporated herein by reference to Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2001, filed August 13, 2001.
10(h)	Second Amendment to Subordinated Loan Agreement for Equity Capital, dated as of June 5, 2001, between the Company's subsidiary, SACS, and SAI, extending the maturity date to July 30, 2003 and adjusting the interest rate from 9.5% to 7.5% per annum for the unpaid principal under the Amendment to Subordinated Loan Agreement for Equity Capital, dated as of May 22, 2000, with a maturity date of July 30, 2002 is incorporated herein by reference to Exhibit 10(b) to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2001, filed August 13, 2001.
10(i)	Amendment to Subordinated Loan Agreement for Equity Capital, dated as of July 23, 2001, between the Company's subsidiary, SACS, and SAI, extending the maturity date to September 30, 2005 and adjusting the interest rate from 8% to 6.75% for the unpaid principal under the Amendment to Subordinated Loan Agreement for Equity Capital, dated as of August 31, 1999, defining SAI's rights with respect to 8% notes due September 30, 2002, is incorporated herein by reference to Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2001, filed November 13, 2001.

EXHIBITS Exhibit No.	Description

10(j)	Asset Lease Agreement, dated June 26, 1998, between the Company and Aurora National Life Assurance Company ("Aurora"), relating to a lease from Aurora of certain information relating to single premium deferred annuities, is incorporated herein by reference by Exhibit 10(h) to the Company's Form 10-K, filed December 23, 1998.
21	Subsidiaries of the Company

REPORTS ON FORM 8-K No current report on Form 8-K was filed during the three months ended December 31, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR NATIONAL LIFE INSURANCE COMPANY

BY /S/ N. SCOTT GILLIS
N. Scott Gillis
Senior Vice President and Director

March 29, 2002

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ N. SCOTT GILLIS	Senior Vice President and	March 29, 2002
N. Scott Gillis	Director (Principal
Financial Officer)

/s/ MAURICE S. HEBERT	Vice President & Controller	March 29, 2002
Maurice S. Hebert	(Principal Accounting
Officer)

/s/ JAY S. WINTROB	President, Chief Executive	March 29, 2002
Jay S. Wintrob	Officer and Director

/s/ JAMES R. BELARDI	Senior Vice President	March 29, 2002
James R. Belardi	and Director

/s/ MARC H. GAMSIN	Senior Vice President	March 29, 2002
Marc H. Gamsin	and Director

/s/ JANA W. GREER	Senior Vice President	March 29, 2002
Jana W. Greer	and Director

/s/ EDWIN R. RAQUEL	Senior Vice President	March 29, 2002
Edwin R. Raquel	and Chief Actuary

AIG SUNAMERICA LIFE ASSURANCE COMPANY COMPANY INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Number(s)

Report of Independent Accountants	F-2

Consolidated Balance Sheet - December 31, 2001 and
December 31, 2000	F-3 to F-4

Consolidated Statement of Income and Comprehensive
Income - Years Ended December 31, 2001, 2000 and 1999	F-5 to F-6

Consolidated Statement of Cash Flows - Years Ended
December 31, 2001, 2000 and 1999	F-7 to F-8

Notes to Consolidated Financial Statements	F-9 to F-37

Report of Independent Accountants

To the Board of Directors and Shareholder of
AIG SunAmerica Life Assurance Company:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and comprehensive income and of cash flows present fairly, in all material respects, the financial position of AIG SunAmerica Life Assurance Company (formerly, Anchor National Life Insurance Company), an indirect wholly owned subsidiary of American International Group, Inc., and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits on these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities and interest income and impairment of certain beneficial interests in securitized financial assets in 2001.

PricewaterhouseCoopers LLP
Los Angeles, California
January 31, 2002

AIG SUNAMERICA LIFE ASSURANCE COMPANY CONSOLIDATED BALANCE SHEET
	December 31, 2001	December 31, 2000

	(In thousands)

ASSETS

Investments and cash:
Cash and short-term investments	$200,064	$169,701
Bonds, notes and redeemable
preferred stocks available for sale,
at fair value (amortized cost:
December 2001, $4,607;901;
December 2000, $4,130,570)	4,545,075	4,007,902
Mortgage loans	692,392	684,174
Partnerships	451,583	8,216
Policy loans	226,961	244,436
Separate account seed money	50,560	104,678
Common stocks available for sale,
at fair value (cost: December 2001,
$1,288; December 2000, $1,001)	861	974
Real estate	20,091	24,139
Other invested assets	563,739	18,514

Total investments	6,751,326	5,262,734

Variable annuity assets held in separate
accounts	18,526,413	20,393,820
Accrued investment income	65,272	57,555
Deferred acquisition costs	1,419,498	1,286,456
Income taxes currently receivable from Parent	61,435	60,992
Other assets	117,644	127,921

TOTAL ASSETS	$26,941,588	$27,189,478

See accompanying notes to consolidated financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY CONSOLIDATED BALANCE SHEET (Continued)
	December 31, 2001	December 31, 2000

	(In thousands)

LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
Reserves for fixed annuity contracts	$3,498,917	$2,778,229
Reserves for universal life insurance
contracts	1,738,493	1,832,667
Reserves for guaranteed investment
contracts	483,861	610,672
Securities lending agreements	541,899	---
Modified coinsurance deposit liability	61,675	97,647
Other liabilities	226,550	206,677

Total reserves, payables and accrued
liabilities	6,551,395	5,525,892

Variable annuity liabilities related to
separate accounts	18,526,413	20,393,820

Subordinated notes payable to affiliates	58,814	55,119

Deferred income taxes	210,970	85,978

Shareholder's equity:
Common Stock	3,511	3,511
Additional paid-in capital	925,753	493,010
Retained earnings	694,004	697,730
Accumulated other comprehensive loss	(29,272)	(65,582)

Total shareholder's equity	1,593,996	1,128,669

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$26,941,588	$27,189,478

See accompanying notes to consolidated financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31,

2001	2000	1999

(In thousands)

Investment income	$375,213	$399,355	$516,001

Interest expense on:
Fixed annuity contracts	(133,647)	(140,322)	(231,929)
Universal life insurance
contracts	(81,773)	(86,263)	(102,486)
Guaranteed investment
contracts	(25,079)	(34,124)	(19,649)
Senior indebtedness	(945)	---	(199)
Subordinated notes payable
to affiliates	(4,475)	(4,144)	(3,474)

Total interest expense	(245,919)	(264,853)	(357,737)

NET INVESTMENT INCOME	129,294	134,502	158,264

NET REALIZED INVESTMENT LOSSES	(92,711)	(15,177)	(19,620)

Fee income:
Variable annuity fees	361,877	400,495	306,417
Net retained commissions	47,572	62,202	51,039
Asset management fees	63,529	73,922	43,510
Universal life insurance fees, net	18,909	20,258	28,932
Surrender charges	24,911	20,963	17,137
Other fees	14,551	12,959	6,327

TOTAL FEE INCOME	531,349	590,799	453,362

GENERAL AND ADMINISTRATIVE EXPENSES	(146,169)	(170,076)	(146,297)

AMORTIZATION OF DEFERRED
ACQUISITION COSTS	(220,316)	(158,007)	(116,840)

ANNUAL COMMISSIONS	(58,278)	(56,473)	(40,760)

GUARANTEED MINIMUM DEATH BENEFITS	(21,606)	(1,551)	(386)

PRETAX INCOME BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	121,563	324,017	287,723

Income tax expense	(20,852)	(108,445)	(103,025)

NET INCOME BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	(100,711)	(215,572)	(184,698)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAX (NOTE 2)	(10,342)	---	---

NET INCOME	$90,369	$215,572	$184,698

See accompanying notes to consolidated financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME (Continued)

Years Ended December 31,

2001	2000	1999

(In thousands)

OTHER COMPREHENSIVE INCOME (LOSS)
NET OF TAX:
Net unrealized gains (losses)
on debt and equity securities
available for sale identified
in the current period (net of
income tax benefit of $3,646,
income tax expense of $20,444
and income tax benefit of $63,900
for 2001, 2000 and 1999, respectively)	$(6,772)	$37,968	$(118,669)

Less reclassification adjustment for
net realized losses included in net
income (net of income tax benefit
of $22,422, $4,848 and $4,165 for
2001, 2000 and 1999, respectively)	41,640	9,003	7,735

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAX (NOTE 2)	1,389	---	---

Net change related to cash flow hedges
(net of income tax expense of $28
for 2001)	53	---	---

OTHER COMPREHENSIVE INCOME (LOSS)	36,310	46,971	(110,934)

NET INCOME	$126,679	$262,543	$73,764

See accompanying notes to consolidated financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS

Years Ended December 31,

2001	2000	1999

(In thousands)

CASH FLOW FROM OPERATING ACTIVITIES:	$90,369	$215,572	$184,698
Net income
Adjustments to reconcile net income to net
cash provided by operating activities:
Cumulative effect of accounting change,
net of tax	10,342	---	---
Interest credited to:
Fixed annuity contracts	133,647	140,322	231,929
Universal life insurance contracts	81,773	86,263	102,486
Guaranteed investment contracts	25,079	34,124	19,649
Net realized investment losses	92,711	15,177	19,620
Amortization (accretion) of net
premiums (discounts) on investments	4,554	(2,198)	(18,343)
Universal life insurance fees	(18,909)	(20,258)	(28,932)
Amortization of goodwill	1,452	1,455	776
Provision for deferred income taxes	126,010	114,127	(100,013)
Changes in:
Accrued investment income	(7,717)	3,029	9,155
Deferred acquisition costs	(97,947)	(171,500)	(184,507)
Other assets	15,042	(16,628)	(5,661)
Income taxes currently
receivable/payable from Parent	106	(84,482)	12,367
Due from/to affiliates	(68,844)	27,763	27,381
Other liabilities	9,697	(40,283)	22,123
Other, net	(770)	10,799	(2,992)

NET CASH PROVIDED BY OPERATING ACTIVITIES	396,595	313,282	289,736

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds, notes and redeemable preferred stock	(2,178,830)	(881,647)	(4,130,682)
Mortgage loans	(70,295)	(144,303)	(331,398)
Other investments, excluding short-term
investments	(27,413)	(66,722)	(227,268)
Sales of:
Bonds, notes and redeemable preferred stock	1,087,090	468,221	2,660,931
Other investments, excluding short-term
investments	3,527	60,538	65,395
Redemptions and maturities of:
Bonds, notes and redeemable preferred stock	549,638	429,347	1,274,764
Mortgage loans	63,960	136,277	46,760
Other investments, excluding short-term
investments	78,555	122,195	21,256
Net cash and short-term investments transferred
to affiliates in assumption reinsurance
transaction with MBL Life Assurance Corporation	---	(3,314)	(371,634)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(493,768)	120,592	(991,876)

See accompanying notes to consolidated financial statements

Years Ended December 31,

2001	2000	1999

(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deposit and premium receipts on:
Fixed annuity contracts	$2,280,498	$1,764,600	$2,016,851
Universal life insurance contracts	52,469	58,738	78,864
Guaranteed investment contracts	40,000	350,000	---
Net exchanges from the fixed accounts
of variable annuity contracts	(1,368,527)	(1,994,710)	(1,821,324)
Withdrawal payments on:
Fixed annuity contracts	(315,794)	(320,778)	(2,232,374)
Universal life insurance contracts	(55,361)	(145,067)	(81,634)
Guaranteed investment contracts	(191,919)	(78,312)	(19,742)
Claims and annuity payments on:
Fixed annuity contracts	(52,685)	(114,761)	(46,578)
Universal life insurance contracts	(146,998)	(118,302)	(158,043)
Net receipts from (repayments of)
other short-term financings	15,920	(33,689)	40,924
Net receipts (payments) related to a
modified coinsurance transaction	(35,972)	(43,110)	140,757
Net receipts from issuances of subordinated
notes payable to affiliate	---	17,303	---
Capital contributions received	---	---	114,400
Return of capital by Parent	---	---	(170,500)
Dividends paid to Parent	(94,095)	(69,000)	---

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	127,536	(727,088)	(2,138,399)

NET INCREASE (DECREASE) IN CASH
AND SHORT-TERM INVESTMENTS	30,363	(293,214)	(2,840,539)

CASH AND SHORT-TERM INVESTMENTS
AT BEGINNING OF PERIOD	169,701	462,915	3,303,454

CASH AND SHORT-TERM INVESTMENTS
AT END OF PERIOD	$200,064	$169,701	$462,915

SUPPLEMENTAL CASH FLOW
INFORMATION:

Interest paid on indebtedness	$1,725	$1,841	$3,787

Net income taxes received from (paid to) Parent	$120,504	$(78,796)	$(190,126)

See accompanying notes to consolidated financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

AIG SunAmerica Life Assurance Company (DBA Anchor National Life Insurance Company), including its wholly owned subsidiaries, (the "Company") is an Arizona-domiciled life insurance company which conducts its business through three segments: annuity operations, asset management operations and broker-dealer operations. Annuity operations consist of the sale and administration of deposit-type insurance contracts, including fixed and variable annuities, universal life insurance contracts and guaranteed investment contracts ("GICs"). Asset management operations, which include the distribution and management of mutual funds, are conducted by SunAmerica Asset Management Corp. ("SunAmerica Asset Management"), the Company's registered investment advisor and wholly owned subsidiary and its related distributor, SunAmerica Capital Services, Inc. ("SACS"). Broker-dealer operations involve the sale of securities and financial services products, and are conducted by Royal Alliance Associates, Inc. ("Royal Alliance"), a wholly owned subsidiary of the Company.

The Company is a direct wholly owned subsidiary of SunAmerica Life Insurance Company (the "Parent"), which is an indirect wholly owned subsidiary of American International Group, Inc. ("AIG"), a holding company which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities, financial services, retirement services and asset management. The Company changed its name to SunAmerica National Life Insurance Company on October 5, 2001 and further changed its name to AIG SunAmerica Life Assurance Company on January 24, 2002. However, the Company is continuing to do business as Anchor National Life Insurance Company. It is currently anticipated that the Company will seek regulatory approval to change its name in each state in which it does business to AIG SunAmerica Life Assurance Company effective sometime in the first quarter of 2003.

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

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Certain prior period items have been reclassified to conform to the current period's presentation.

Under GAAP, deposits collected on the non-traditional life and annuity insurance products, such as those sold by the Company, are not reflected as revenues in the Company's statement of earnings, as they are recorded directly to policyholders liabilities upon receipt.

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

INVESTMENTS: Cash and short-term investments primarily include cash, commercial paper, money market investments and short-term bank participations. All such investments are carried at cost plus accrued interest, which approximates fair value, have maturities of three months or less and are considered cash equivalents for purposes of reporting cash flows.

Bonds, notes and redeemable preferred stocks available for sale and common stocks are carried at aggregate fair value and changes in unrealized gains or losses, net of tax, are credited or charged directly to the accumulated other comprehensive income or loss component of shareholder's equity. Bonds, notes and redeemable preferred stocks are reduced to estimated net realizable value when declines in such values are considered to be other than temporary. Estimates of net realizable value are subjective and actual realization will be dependent upon future events.

Mortgage loans are carried at amortized unpaid balances, net of provisions for estimated losses. Policy loans are carried at unpaid balances. Separate account seed money consists of seed money for mutual funds used as investment vehicles for the Company's variable annuity separate accounts and is carried at market value. Partnership investments in affordable housing properties are generally carried at cost, and for certain of the properties, realized tax credits reduce the carrying value of the investment as an alternative to reducing income tax expense. Limited partnerships that are invested in real estate and fixed-income securities are accounted for by the cost method of accounting. Real estate is carried at the lower of cost or net realizable value. Common stock is carried at fair value. Other invested assets consist of invested collateral with respect to the Company's securities lending program, collateralized bond obligations and investments in mutual funds for the Company's asset management operations.

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company lends its securities and primarily takes cash as collateral with respect to the securities lent. This collateral is an amount in excess of the fair value of the securities lent. Collateral received that is other than cash also exceeds the fair value of the securities lent. The Company monitors daily the market value of securities that are on loan relative to the fair value of collateral held and obtains additional collateral when necessary. Income earned on the collateral is recorded as net investment income while interest paid on the securities lending agreements and the related management fees paid to administer the program are recorded as interest expense in the consolidated statement of income and comprehensive income.

Realized gains and losses on the sale of investments are recognized in operations at the date of sale and are determined by using the specific cost identification method. Premiums and discounts on investments are amortized to investment income by using the interest method over the contractual lives of the investments.

INTEREST RATE SWAP AGREEMENTS: As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements ("Swap Agreements") to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets into fixed-rate instruments. At December 31, 2001, the Company had one outstanding Swap Agreement subject to the provisions of SFAS 133 (see "Recently Issued Accounting Standards") with a notional principal of $97,000,000 which matures in June 2002. This agreement effectively converts a $97,000,000 floating rate commercial mortgage to a fixed rate instrument. The agreement has been designated as a cash flow hedge and accordingly, the market value of the Swap Agreement, $2,218,000, has been recorded as an asset in the Company's consolidated balance sheet as of December 31, 2001. Changes in the market value of this Swap Agreement, net of taxes, are recognized as a component of other comprehensive income. There was no inefficiency associated with this Swap Agreement at adoption or in the year ended December 31, 2001.

DEFERRED ACQUISITION COSTS: Policy acquisition costs are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the annuity contracts. Estimated gross profits are composed of net investment income, net realized investment gains and losses, variable annuity fees, universal life insurance fees, surrender charges and direct administrative expenses. Costs incurred to sell mutual funds are also deferred and amortized over the estimated lives of the funds obtained. Deferred acquisition costs ("DAC") consist of commissions and other costs that vary with, and are primarily related to, the production or acquisition of new business. The Company capitalized DAC of $359,162,000 and $362,085,000 for the years ended December 31, 2001 and 2000, respectively.

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As debt and equity securities available for sale are carried at aggregate fair value, an adjustment is made to DAC equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains or losses on debt and equity securities available for sale which is a component of accumulated other comprehensive income (loss) and is credited or charged directly to shareholder's equity. DAC has been increased by $16,000,000 and $21,800,000 at December 31, 2001 and 2000, respectively, for this adjustment.

VARIABLE ANNUITY ASSETS AND LIABILITIES RELATED TO SEPARATE ACCOUNTS: The assets and liabilities resulting from the receipt of variable annuity deposits are segregated in separate accounts. The Company receives administrative fees for managing the funds and other fees for assuming mortality and certain expense risks. Such fees are included in Variable Annuity Fees in the income statement.

GOODWILL: Goodwill amounted to $20,150,000 (including accumulated amortization of $19,852,000) and $21,604,000 (including accumulated amortization of $18,101,000) at December 31, 2001 and 2000, respectively. Goodwill is amortized by using the straight-line method over periods averaging 25 years and is included in Other Assets in the balance sheet. Goodwill is evaluated for impairment when events or changes in economic conditions indicate that the carrying amount may not be recoverable. See "Recently Issued Accounting Standards" below for discussion of future accounting for goodwill effective January 1, 2002.

RESERVES FOR FIXED ANNUITIES, UNIVERSAL LIFE INSURANCE AND GUARANTEED INVESTMENT CONTRACTS ("GICs"): Reserves for fixed annuity, universal life insurance and GIC contracts are accounted for as investment-type contracts in accordance with Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," and are recorded at accumulated value (deposits received, plus accrued interest, less withdrawals and assessed fees).

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

MODIFIED COINSURANCE DEPOSIT LIABILITY: Cash received as part of the modified coinsurance transaction described in Note 7 is recorded as a deposit liability. Deposits from the reinsured business are allocated to pay down the liability pursuant to a repayment schedule.

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

RECENTLY ISSUED ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This statement requires the Company to recognize all derivatives in the consolidated balance sheet measuring these derivatives at fair value. The recognition of the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative and the extent to which it is effective as part of a hedge transaction. SFAS 133 was postponed by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, and became effective for the Company on January 1, 2001. The adoption of SFAS 133 on January 1, 2001 resulted in an increase of $1,389,000, net of tax, in other comprehensive income.

In January 2001, the Emerging Issues Task Force of the FASB ("EITF") issued EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets ("EITF 99-20"). EITF 99-20 provides guidance on the calculation of interest income and the recognition of impairments related to beneficial interests held in an investment portfolio. Beneficial interests are investments that represent rights to receive specified cash flows from a pool of underlying assets (i.e. collateralized debt obligations). In accordance with the transition provisions of EITF 99-20, the Company recorded in its consolidated statement of income and comprehensive income for 2001 a cumulative effect of an accounting change adjustment loss of $10,342,000 ($15,910,000 before tax).

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2001, FASB issued Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires the Company to discontinue the amortization of goodwill on its consolidated income statement. SFAS 142 is effective for the year commencing January 1, 2002. In addition, SFAS 142 requires goodwill to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred.

As of December 31, 2001, the Company recorded $20,150,000 million of goodwill on its consolidated balance sheet. The Company has evaluated the impact of the impairment provisions of SFAS 142, and has determined that the impact on its results of operations and financial condition will not be significant.

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 eliminates the exception to consolidation for a subsidiary for which control is likely to be temporary. As a result, this standard may impact the Company's financial statements with respect to SA Affordable Housing LLC's ownership interests in limited partnerships (see Note 9). SFAS 144 is effective for the year commencing January 1, 2002. The Company is currently evaluating the provisions of SFAS 144, and has not yet determined the impact on the Company's consolidated balance sheet or its consolidated results of operations.

3.	ACQUISITIONS

Pursuant to AIG's acquisition of American General Financial Group in 2001, American General's North American Funds were merged with SunAmerica Mutual Funds. The merger of these funds increased the Company's assets under management by approximately $1,329,000,000.

On December 31, 1998, the Company acquired the individual life business and the individual and group annuity business of MBL Life Assurance Corporation ("MBL Life") (the "Acquisition"), via a 100% coinsurance transaction, for a cash purchase price of $128,420,000. As part of this transaction, the Company acquired assets having an aggregate fair value of $5,718,227,000, composed primarily of invested assets totaling $5,715,010,000. Liabilities assumed in this acquisition totaled $5,831,266,000, including $3,460,503,000 of fixed annuity reserves, $2,308,742,000 of universal life reserves and $24,011,000 of guaranteed investment contract reserves. The excess of the purchase price over the fair value of net assets received amounted to $83,737,000 at December 31, 2001, after adjustment for the transfer of the New York business to FSA (see below), and is included in Deferred Acquisition Costs in the accompanying consolidated balance sheet. The income statements for the years ended December 31, 2001, 2000 and 1999 include the impact of the Acquisition.

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	ACQUISITIONS (Continued)

Included in the block of business acquired from MBL Life were policies whose owners are residents of the State of New York ("the New York Business"). On July 1, 1999, the New York Business was acquired by the Company's New York affiliate, FSA, via an assumption reinsurance agreement, and the remainder of the business converted to assumption reinsurance in the Company, which superseded the coinsurance agreement. As part of this transfer, invested assets equal to $678,272,000, life reserves equal to $282,247,000, group pension reserves equal to $406,118,000, and other net assets of $10,093,000 were transferred to FSA.

The $128,420,000 purchase price was allocated between the Company and FSA based on the estimated future gross profits of the two blocks of business. The portion allocated to FSA was $10,000,000.

As part of the Acquisition, the Company received $242,473,000 from MBL Life to pay policy enhancements guaranteed by the MBL Life rehabilitation agreement to policyholders meeting certain requirements. Of this amount, the Company was required to transfer $20,055,000 to the Parent for enhancements on policies which customers elected to convert to fixed annuity policies of the Parent. Included in the Company's reserves transferred to FSA in 1999 were $34,657,000 of such policy enhancement reserves. Based upon final actuarial calculations performed in the first quarter of 2000, $16,741,000 of such reserves were returned to the Company by FSA. A primary requirement was that annuity policyholders must have converted their MBL Life policy to a policy type currently offered by the Company or one of its affiliates by December 31, 1999. Pursuant to the agreement, the enhancements were scheduled to be credited in four installments on January 1, 2000, June 30, 2001, June 30, 2002 and June 30, 2003, to eligible policies still active on each of those dates. The Company's portion of the payment due amounted to $52,093,000 and $58,329,000 on January 1, 2000 and June 30, 2001, respectively, and was either credited to the accounts of the policyholders or paid as benefits through withdrawals or accelerated death benefits. On December 31, 2001, the remaining enhancement reserve for such payments totaled $100,834,000.

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	INVESTMENTS
The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks by major category follow:

	Amortized Cost	Estimated Fair Value

	(In thousands)

AT DECEMBER 31, 2001:

Securities of the United States
Government	$24,279	$24,069
Mortgage-backed securities	1,582,155	1,543,175
Securities of public utilities	223,006	222,815
Corporate bonds and notes	2,059,160	2,002,981
Redeemable preferred stocks	21,515	21,515
Other debt securities	747,786	730,520

Total	$4,607,901	$4,545,075

AT DECEMBER 31, 2000:

Securities of the United States
Government	$19,164	$18,868
Mortgage-backed securities	1,651,581	1,636,304
Securities of public utilities	154,076	151,209
Corporate bonds and notes	1,426,845	1,329,001
Redeemable preferred stocks	1,375	1,375
Other debt securities	877,529	871,145

Total	$4,130,570	$4,007,902

The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks by contractual maturity, as of December 31, 2001, follow:

	Amortized Cost	Estimated Fair Value

	(In thousands)

Due in one year or less	$93,363	$94,251
Due after one year through
five years	1,122,253	1,110,755
Due after five year through
ten years	1,371,336	1,321,277
Due after ten years	488,794	475,617
Mortgage-backed securities	1,532,155	1,543,175

Total	$4,607,901	$4,545,075

Actual maturities of bonds, notes and redeemable preferred stocks may differ from those shown above due to prepayments and redemptions.

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	INVESTMENTS (Continued)
Gross unrealized gains and losses on bonds, notes and redeemable preferred stocks by major category follow:

	Gross Unrealized Gains	Gross Unrealized Losses

	(In thousands)

AT DECEMBER 31, 2001:

Securities of the United States
Government	$105	$(315)
Mortgage-backed securities	16,573	(5,553)
Securities of public utilities	1,885	(2,076)
Corporate bonds and notes	21,540	(77,719)
Other debt securities	6,226	(23,492)

Total	$46,329	$(109,155)

AT DECEMBER 31, 2000:

Securities of the United States
Government	$17	$(313)
Mortgage-backed securities	10,000	(25,277)
Securities of public utilities	267	(3,134)
Corporate bonds and notes	12,682	(110,526)
Other debt securities	11,482	(17,866)

Total	$34,448	$(157,116)

Gross unrealized gains on equity securities aggregated $12,000 at December 31, 2001 and $18,000 at December 31, 2000. Gross unrealized losses on equity securities aggregated $439,000 at December 31, 2001 and $45,000 at December 31, 2000.

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	INVESTMENTS (Continued)
Gross realized investment gains and losses on sales of investments are as follows:

	Years Ended December 31,

	2001	2000	1999

	(In thousands)

BONDS, NOTES AND REDEEMABLE
PREFERRED STOCKS
Realized gains	$34,026	$9,608	$8,333
Realized losses	(25,258)	(5,573)	(26,113)

MORTGAGE LOANS:
Realized losses	---	(276)	---

COMMON STOCKS:
Realized gains	164	610	4,239
Realized losses	---	---	(11)

OTHER INVESTMENTS:
Realized gains	---	1,091	---
Realized losses	(685)	---	---

IMPAIRMENT WRITEDOWNS	(100,958)	(20,637)	(6,068)

Total net realized
investment losses	$(92,711)	$(15,177)	$(19,620)

The sources and related amounts of investment income (losses) are as follows:
	Years Ended December 31,

	2001	2000	1999

	(In thousands)

Short-term investments	$9,430	$21,683	$61,764
Bonds, notes and redeemable
preferred stocks	285,668	290,157	348,373
Mortgage loans	58,262	60,608	47,480
Partnerships	13,905	7,031	6,631
Policy loans	18,218	20,200	22,284
Common stocks	2	---	7
Real estate	(272)	121	(525)
Other invested assets	(5,038)	6,668	35,939
Less: investment expenses	(4,962)	(7,113)	(5,952)

Total investment income	$375,213	$399,355	$516,001

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	INVESTMENTS (Continued)

At December 31, 2001, no investments in any one entity or its affiliates exceeded 10% of the Company's consolidated shareholder's equity.

At December 31, 2001, bonds, notes and redeemable preferred stocks included $215,528,000 of bonds and notes not rated investment grade. These non-investment-grade securities are comprised of bonds spanning 35 industries with 20% of these assets concentrated in telecommunications and 10% concentrated in airlines. No other industry concentration constituted more than 6% of these assets.

At December 31, 2001, mortgage loans were collateralized by properties located in 29 states, with loans totaling approximately 30% of the aggregate carrying value of the portfolio secured by properties located in California and approximately 11% by properties located in New York. No more than 9% of the portfolio was secured by properties in any other single state.

At December 31, 2001, the carrying value of investments in default as to the payment of principal or interest was $12,060,000 ($9,824,000 of bonds and $2,236,000 of mortgage loans).

As a component of its asset and liability management strategy, the Company utilizes Swap Agreements to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities to fixed-rate instruments. At December 31, 2001, the Company had one outstanding asset Swap Agreement with a notional principal amount of $97,000,000 and one outstanding liability Swap Agreement with a notional principal amount of $30,954,000. The asset Swap Agreement was entered into in May 2000 and matures in June 2002. The liability Swap Agreement was entered into in December 1996 and matures in December 2024. The net interest received or paid on the asset Swap Agreement is included in Investment Income, while the net interest received or paid on the liability Swap Agreement is included in Interest Expense in the Consolidated Statement of Income and Comprehensive Income. The total net interest received (paid) amounted to $2,599,000 for the year ended December 31, 2001, $43,000 for the year ended December 31, 2000 and $(215,000) for the year ended December 31, 1999.

At December 31, 2001, $8,635,000 of bonds, at amortized cost, were on deposit with regulatory authorities in accordance with statutory requirements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

POLICY LOANS: Carrying value is considered a reasonable estimate of fair value.

PARTNERSHIPS: Fair value of partnerships that invest in debt and equity securities is based upon the fair value of the net assets of the partnerships as determined by the general partners.

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

SUBORDINATED NOTES PAYABLE TO AFFILIATES: Fair value is estimated based on the quoted market prices for similar issues.

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	FAIR VALUE OF FINANCIAL STATEMENTS (Continued)
The estimated fair values of the Company's financial instruments at December 31, 2001 and 2000 compared with their respective carrying values, are as follows:

	Carrying Value	Fair Value

	(In thousands)

DECEMBER 31, 2001:

ASSETS:
Cash and short-term investments	$200,064	$200,064
Bonds, notes and redeemable
preferred stocks	4,545,075	4,545,075
Mortgage loans	692,392	732,393
Policy loans	226,961	226,961
Separate account seed money	50,560	50,560
Common stocks	861	861
Partnerships	8,214	7,527
Variable annuity assets held in
separate accounts	18,526,413	18,526,413

LIABILITIES:
Reserves for fixed annuity contracts	$3,498,917	$3,439,727
Reserves for guaranteed investment
contracts	483,861	490,718
Variable annuity liabilities related
to separate accounts	18,526,413	18,526,413
Subordinated notes payable to
affiliates	58,814	62,273

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	FAIR VALUE OF FINANCIAL STATEMENTS (Continued)

	Carrying Value	Fair Value

	(In thousands)

DECEMBER 31, 2000:

ASSETS:
Cash and short-term investments	$169,701	$169,701
Bonds, notes and redeemable
preferred stocks	4,007,902	4,007,902
Mortgage loans	684,174	711,543
Policy loans	244,436	244,436
Separate account seed money	104,678	104,678
Common stocks	974	974
Partnerships	8,216	9,915
Variable annuity assets held in
separate accounts	20,393,820	20,393,820

LIABILITIES:
Reserves for fixed annuity contracts	$2,778,229	$2,618,719
Reserves for guaranteed investment
contracts	610,672	610,672
Variable annuity liabilities related
to separate accounts	20,393,820	20,393,820
Subordinated notes payable to
affiliates	55,119	57,774

6.	SUBORDINATED NOTES PAYABLE TO AFFILIATES

Subordinated notes (including accrued interest of $6,354,000) payable to affiliates totaled $58,814,000 at interest rates ranging from 8% to 9.5% at December 31, 2001, and require principal payments of $21,500,000 in 2002, $20,400,000 in 2003, $3,000,000 in 2004 and $7,560,000 in 2005. The $6,354,000 of accrued interest was paid by the Company in January and February 2002.

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	REINSURANCE

With respect to its reinsurance agreements, the Company could become liable for all obligations of the reinsured policies if the reinsurers were to become unable to meet the obligations assumed under the respective reinsurance agreements. The Company monitors its credit exposure with respect to these agreements. However, due to the high credit ratings of the reinsurers, such risks are considered to be minimal.

The Company guarantees a minimum level of death benefits for the majority of the Company's separate account contracts. If a policyholder death benefit notification is received and the assets in the respective policyholder separate accounts are insufficient to fund the required minimum policy benefits, the Company is obligated to pay the difference. This exposure was reinsured on approximately 27% of the liabilities as of December 31, 2001. During January 2002, the Company entered into additional reinsurance agreements which significantly limited its exposure for certain contracts entered into in 2001 through 2003.

Certain of the Company's variable annuities provide for a Guaranteed Minimum Income Benefit in the form of guaranteed benefit payout upon annuitization. All of the annuitization benefit at risk has been reinsured as of December 31, 2001.

The business which was assumed from MBL Life as part of the Acquisition is subject to existing reinsurance ceded agreements. At December 31, 1998, the maximum retention on any single life was $2,000,000, and a total credit of $5,057,000 was taken against the life insurance reserves, representing predominantly yearly renewable term reinsurance. In order to limit even further the exposure to loss on any single insured and to recover an additional portion of the benefits paid over such limits, the Company entered into a reinsurance treaty effective January 1, 1999 under which the Company retains no more than $100,000 of risk on any one insured life. At December 31, 2001, a total reserve credit of $3,781,000 was taken against the life insurance reserves.

On August 1, 1999, the Company entered into a modified coinsurance transaction, approved by the Arizona Department of Insurance, which involved the ceding of approximately $6,000,000,000 of variable annuities to ANLIC Insurance Company (Hawaii), a non-affiliated stock life insurer. The transaction is accounted for as reinsurance for statutory reporting purposes. As part of the transaction, the Company received cash in the amount of $150,000,000 and recorded a corresponding deposit liability. As payments are made to the reinsurer, the deposit liability is relieved. The cost of this program, which amounted to $6,909,000 for the year ended December 31, 2001, $12,026,000 for the year ended December 31, 2000 and $3,621,000 for the year ended December 31, 1999, is reported as a component of General and Administrative Expenses in the Consolidated Statement of Income and Comprehensive Income.

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	COMMITMENTS AND CONTINGENT LIABILITIES

The Company has entered into eight agreements in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. The maximum liability under these guarantees at December 31, 2001 is $1,031,000,000. Related to each of these agreements are participation agreements with the Company's Parent, under which the Parent will share in $497,850,000 of these liabilities in exchange for a proportionate percentage of the fees received under these agreements. Management does not anticipate any material future losses with respect to these commitments.

In the ordinary course of business, the Company is obligated to purchase approximately $46,000,000 of asset backed securities as of December 31, 2001.

The Company has entered into an agreement whereby it is committed to purchase the remaining principal amount, $240,158,000 as of December 31, 2001, of various mortgage-backed securities at par value in March 2006. At the present time, management does not anticipate any material losses with respect to this agreement.

Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and other matters are not considered material in relation to the financial position, results of operations or cash flows of the Company, with the potential exception of McMurdie et al. v. SunAmerica et al., Case No. BC 194082. The lawsuit is a representative action wherein the plaintiffs allege violations of California's Business and Professions Code Sections 17200 et seq. The Company is vigorously defending the lawsuit. The probability of any particular outcome is not reasonably estimable at this time.

Based on the information available at this time, management believes that the Company has not incurred material losses associated with the terrorist attacks of September 11, 2001.

The Company's current financial strength and counterparty credit ratings from Standard & Poor's are based in part on a guarantee (the "Guarantee") of the Company's insurance policy obligations by American Home Assurance Company ("American Home"), a subsidiary of AIG, and a member of an AIG intercompany pool, and the belief that the Company is viewed as a strategically important member of AIG. The Guarantee is unconditional and irrevocable, and the Company's policyholders have the right to enforce the Guarantee directly against American Home.

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

The Company's current financial strength rating from Moody's is based in part on a support agreement between the Company and AIG (the "Support Agreement"), pursuant to which AIG has agreed that AIG will cause the Company to maintain a policyholder's surplus of not less than $1,000,000 or such greater amount as shall be sufficient to enable the Company to perform its obligations under any policy issued by it. The Support Agreement also provides that if the Company needs funds not otherwise available to it to make timely payment of its obligations under policies issued by it, AIG will provide such funds at the request of the Company. The Support Agreement is not a direct or indirect guarantee by AIG to any person of any obligations of the Company. AIG may terminate the Support Agreement with respect to outstanding obligations of the Company only under circumstances where the Company attains, without the benefit of the Support Agreement, a financial strength rating equivalent to that held by the Company with the benefit of the Support Agreement. Policyholders have the right to cause the Company to enforce its rights against AIG and, if the Company fails or refuses to take timely action to enforce the Support Agreement or if the Company defaults in any claim or payment owed to such policyholder when due, have the right to enforce the Support Agreement directly against AIG.

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

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	SHAREHOLDER'S EQUITY
The Company is authorized to issue 4,000 shares of its $1,000 par value Common Stock. At December 31, 2001 and 2000, 3,511 shares were outstanding. Changes in shareholder's equity are as follows:

Years Ended December 31,

2001	2000	1999

(in thousands)

ADDITIONAL PAID-IN CAPITAL:
Beginning balances	$493,010	$493,010	$378,674
Reclassification of note by Parent	---	---	170,436
Return of capital	---	---	(170,500)
Capital contributions received	---	---	114,250
Contribution of partnership investment	---	---	150
Contribution of subsidiary by Parent	432,743	---	---

Ending Balances	$925,753	$493,010	$493,010

RETAINED EARNINGS:
Beginning balances	$697,730	$551,158	$366,460
Net income	90,369	215,572	184,698
Dividends paid to parent	(94,095)	(69,000)	---

Ending balances	$694,004	$697,730	$551,158

ACCUMULATED OTHER
COMPREHENSIVE LOSS:
Beginning balances	$(65,582)	$(112,553)	$(1,619)
Change in net unrealized
gains (losses) on debt
securities available for sale	59,842	79,891	(198,659)
Change in net unrealized
gains (losses) on equity
securities available for sale	(400)	(27)	(10)
Change in adjustment to deferred
acquisition costs	(5,800)	(7,600)	28,000
Tax effects of net changes	(18,774)	(25,293)	59,735
Cumulative effect of accounting
change, net of tax	1,389	---	---
Net change related to cash flow hedges	53	---	---

Ending balances	$(29,272)	$(65,582)	$(112,553)

On January 1, 2001, the Parent contributed all of its ownership interests in SA Affordable Housing LLC ("SAAH LLC"), a wholly owned subsidiary, to the Company. All of SAAH LLC's ownership interests were subsequently contributed by the Company to SunAmerica Asset Management. SAAH LLC has investments in limited partnership interests whose primary purpose is the generation of rehabilitation tax credits, low income housing credits and passive losses. Realized tax credits are passed on to its direct Parent, SunAmerica Asset Management. At the time of the contribution, SAAH LLC had partnership assets of $432,120,000, other assets of $623,000 and shareholder's equity of $432,743,000. SAAH LLC's results of operations are included within the asset management operations. As a result of this transfer, additional paid-in capital was increased by $432,743,000.

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	SHAREHOLDER'S EQUITY (Continued)

Dividends that the Company may pay to its shareholder in any year without prior approval of the Arizona Department of Insurance are limited by statute. The maximum amount of dividends which can be paid to shareholders of insurance companies domiciled in the state of Arizona without obtaining the prior approval of the Insurance Commissioner is limited to the lesser of either 10% of the preceding year's statutory surplus or the preceding year's statutory net gain from operations if, after paying the dividend, the Company's capital and surplus would be adequate in the opinion of the Arizona Department of Insurance. Currently, no dividends can be paid to stockholders in the year 2002 without prior approval. Ordinary and extraordinary dividends of $94,095,000 and $69,000,000 were paid on April 2, 2001 and March 1, 2000, respectively. No dividends were paid in the year ended December 31, 1999.

Under statutory accounting principles utilized in filings with insurance regulatory authorities, the Company's net loss for the year ended December 31, 2001 totaled $122,322,000. The Company's net income for the years ended December 31, 2000 and 1999 was approximately $168,367,000 and $261,539,000, respectively. The Company's statutory capital and surplus totaled approximately $1,009,267,000 at December 31, 2001 and $719,946,000 at December 31, 2000.

In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the codification of statutory accounting principles ("Codification") which replaced the NAIC's previous primary guidance on statutory accounting, which became effective January 1, 2001. Codification changed prescribed statutory accounting practices and has resulted in changes to the accounting practices that the Company uses to prepare its statutory basis financial statements. Codification has been adopted by all fifty states as the prescribed basis of accounting, including Arizona. The adoption of Codification resulted in an increase to the Company's statutory surplus of approximately $92,402,000.

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

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	INCOME TAXES
The components of the provisions for federal income taxes on pretax income consist of the following:

	Net Realized Investment Gains (Losses)	Operations	Total

	(In thousands)

YEAR ENDED DECEMBER 31, 2001:

Currently payable	$(18,317)	$(86,841)	$(105,158)
Deferred	(17,180)	143,190	126,010

Total income tax expense
(benefit)	$(35,497)	$56,349	$20,852

YEAR ENDED DECEMBER 31, 2000:

Currently payable	$2,791	$(8,473)	$(5,682)
Deferred	(8,103)	122,230	144,127

Total income tax expense
(benefit)	$(5,312)	$113,757	$108,445

YEAR ENDED DECEMBER 31, 1999:

Currently payable	$6,846	$196,192	$203,038
Deferred	(13,713)	(86,300)	(100,013)

Total income tax expense
(benefit)	$(6,867)	$109,892	$103,025

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	INCOME TAXES (Continued)
Income taxes computed at the United States federal income tax rate of 35% and income taxes provided differ as follows:

Years Ended December 31,

2001	2000	1999

(In thousands)

Amount computed at statutory rate	$42,547	$113,406	$100,703
Increases (decreases) resulting from:
Amortization of differences
between book and tax
bases of net assets acquired	613	597	609
State income taxes, net of
federal tax benefit	4,072	9,718	7,231
Dividends received deduction	(13,406)	(10,900)	(3,618)
Tax credits	(16,758)	(2,382)	(1,346)
Other, net	3,784	(1,994)	(554)

Total income tax expense	$20,852	$108,445	$103,025

For United States federal income tax purposes, certain amounts from life insurance operations are accumulated in a memorandum policyholders' surplus account and are taxed only when distributed to shareholders or when such account exceeds prescribed limits. The accumulated policyholders' surplus was $14,300,000 at December 31, 2001. The Company does not anticipate any transactions which would cause any part of this surplus to be taxable.

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The significant components of the liability for Deferred Income Taxes are as follows:

	December 31, 2001		December 31, 2001

	(In thousands)

DEFERRED TAX LIABILITIES:
Investments	$	---		$18,738
Deferred acquisition costs		425,208		317,995
State income taxes		5,978		9,640
Other liabilities		24,247		55,101

Total deferred tax liabilities		455,433		401,474

DEFERRED TAX ASSETS:
Investments		$(23,194)	$	---
Contractholder reserves		(184,890)		(247,591)
Guaranty fund assessments		(3,629)		(3,610)
Deferred income		(16,211)		(28,982)
Net unrealized losses on debt and equity
securities available for sale		(16,539)		(35,313)

Total deferred tax assets		(244,463)		(315,496)

Deferred income taxes		$210,970		$85,978

11.	RELATED-PARTY MATTERS

The Company pays commissions to six affiliated companies: SunAmerica Securities, Inc.; Advantage Capital Corp.; Financial Services Corp.; Sentra Securities Corp.; Spelman & Co., Inc.; and VALIC Financial Advisors. Commissions paid to these broker-dealers totaled $40,567,000 in the year ended December 31, 2001, $44,584,000 in the year ended December 31, 2000 and $37,435,000 in the year ended December 31, 1999. These broker-dealers, when combined with the Company's wholly owned broker-dealer, distribute a significant portion of the Company's variable annuity products, amounting to approximately 26.0%, 33.8% and 35.6% of deposits for each of the respective periods. Of the Company's mutual fund sales, 26.3%, 33.6% and 37.9% were distributed by these affiliated broker-dealers for each of the respective periods.

The Company purchases administrative, investment management, accounting, marketing and data processing services from its Parent and SunAmerica, an indirect parent. Amounts paid for such services totaled $130,178,000 for the year ended December 31, 2001, $132,034,000 for the year ended December 31, 2000 and $105,059,000 for the year ended December 31, 1999. The marketing component of such costs during these periods amounted to $68,757,000, $61,954,000 and $53,385,000, respectively, and are deferred and amortized as part of Deferred Acquisition Costs. The other components of such costs are included in General and Administrative Expenses in the income statement.

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	RELATED-PARTY MATTERS (Continued)

During the year ended December 31, 2001, the Company paid $219,000 of management fees to an affiliate of the Company to administer its securities lending program (see Note 2 of Notes to Consolidated Financial Statements).

During the year ended December 31, 2001, the Company entered into a short-term financing arrangement with SunAmerica. Under the terms of this agreement, the Company has immediate access of up to $500 million. Any advances made under this agreement must be repaid within 30 days. No borrowings were outstanding under this agreement at December 31, 2001.

Also, during the year ended December 31, 2001, the Company entered into a short-term financing arrangement with SunAmerica whereby SunAmerica has the right to borrow up to $500 million from the Company. Any advances made by the Company under this agreement must be repaid to the Company within 30 days. As of December 31, 2001, $75 million was due to the Company under this agreement. This receivable was collected in January 2002 and is included in other assets in the consolidated balance sheet.

At December 31, 2001 and 2000, the Company held no investments issued by any of its affiliates.

During the year ended December 31, 2001, the Company made no purchases or sales of invested assets to or from the Parent or its affiliates.

During the year ended December 31, 2000, FSA transferred $16,741,000 of cash to the Company related to policy enhancements of the New York Business from the Acquisition (see Note 3 of Notes to Consolidated Financial Statements).

During the year ended December 31, 2000, the Company transferred $20,055,000 of cash to the Parent as a result of policy enhancements granted to annuity policyholders who converted their MBL Life policies to policies of the Parent (see Note 3 of Notes to Consolidated Financial Statements).

During the year ended December 31, 2000, the Company sold various invested assets to the Parent for cash equal to their current market value of $6,362,000.

During the year ended December 31, 1999, the Company transferred short-term investments and bonds to FSA with an aggregate fair value of $634,596,000 as part of the transfer of the New York Business from the Acquisition (See Note 3). The Company recorded a net realized loss of $5,144,000 on the transfer of these assets.

During the year ended December 31, 1999, the Company purchased certain invested assets from SunAmerica for cash equal to their current market value of $161,159,000.

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	BUSINESS SEGMENTS

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

Products for the annuity operations and asset management operations are marketed through affiliated and independent broker-dealers, full-service securities firms and financial institutions. One independent selling organization in the annuity operations represented 12.2% of sales in the year ended December 31, 2001, 16.9% of sales in the year ended December 31, 2000 and 12.0% of sales in the year ended December 31, 1999. No other independent selling organization was responsible for 10% or more of sales for any such period. There was no single independent selling organization that accounted for 10% or more of sales in the asset management operations. Registered representatives sell products offered by the broker-dealer operations. Revenue from any single registered representative or group of registered representatives do not compose a material percentage of total revenues in the broker-dealer operations.

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	BUSINESS SEGMENTS (Continued)
Summarized data for the Company's business segments follow:

	Annuity Operations		Asset Management Operations	Broker- Dealer Operations	Total

	(In thousands)

YEAR ENDED
DECEMBER 31, 2001:

Investment income		$359,655	$14,988	$570	$375,213
Interest expense		(241,444)	(4,115)	(360)	(245,919)

Net investment income		118,211	10,873	210	129,294

Net realized investment
losses		(59,784)	(32,927)	---	(92,711)

Variable annuity fees		350,378	11,499	---	361,877
Net retained commissions		---	2,210	45,362	47,572
Asset management fees		---	63,529	---	63,529
Universal life insurance
fees, net		18,909	---	---	18,909
Surrender charges		24,911	---	---	24,911
Other fees, net		3,626	9,350	1,575	14,551

Total fee income		397,824	86,588	46,937	531,349

General and administrative
expenses		(89,253)	(27,430)	(29,486)	(146,169)

Amortization of deferred
acquisition costs		(144,273)	(76,043)	---	(220,316)

Annual commissions		(58,278)	---	---	(58,278)

Guaranteed minimum
death benefits		(21,606)	----	---	(21,606)

Pretax income (loss)
before cumulative
effect of accounting
change		$142,841	$(38,939)	$17,661	$121,563

Total assets		$26,208,762	$659,876	$72,950	$26,941,588

Expenditures for long-
lived assets	$	---	$614	$608	$1,222

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	BUSINESS SEGMENTS (Continued)

	Annuity Operations		Asset Management Operations	Broker- Dealer Operations	Total

	(In thousands)

YEAR ENDED
DECEMBER 31, 2000:

Investment income		$388,368	$9,800	$1,187	$399,355
Interest expense		(260,709)	(3,784)	(360)	(264,853)

Net investment income		127,659	6,016	827	134,502

Net realized investment
losses		(15,177)	---	---	(15,177)

Variable annuity fees		385,436	15,059	---	400,495
Net retained commissions		---	3,878	58,324	62,202
Asset management fees		---	73,922	---	73,922
Universal life insurance
fees, net		20,258	---	---	20,258
Surrender charges		20,963	---	---	20,963
Other fees, net		3,832	6,708	2,419	12,959

Total fee income		430,489	99,567	60,743	590,799

General and administrative
expenses		(101,912)	(36,106)	(32,058)	(170,076)

Amortization of deferred
acquisition costs		(125,035)	(32,972)	---	(158,007)

Annual commissions		(56,473)	---	---	(56,473)

Guaranteed minimum
death benefits		(1,551)	---	---	(1,551)

Pretax income before
cumulative effect of
accounting change		$258,000	$36,505	$29,512	$324,017

Total assets		$26,908,888	$199,075	$81,515	$27,189,478

Expenditures for long-
lived assets	$	---	$454	$1,600	$2,054

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	BUSINESS SEGMENTS (Continued)

	Annuity Operations		Asset Management Operations	Broker- Dealer Operations	Total

	(In thousands)

YEAR ENDED
DECEMBER 31, 1999:

Investment income		$505,962	$9,072	$967	$516,001
Interest expense		(354,263)	(3,085)	(389)	(357,737)

Net investment income		151,699	5,987	578	158,264

Net realized investment
losses		(19,620)	---	---	(19,620)

Variable annuity fees		296,112	10,305	---	306,417
Net retained commissions		---	2,012	49,027	51,039
Asset management fees		---	43,510	---	43,510
Universal life insurance
fees, net		28,932	---	---	28,932
Surrender charges		17,137	---	---	17,137
Other fees, net		2,139	4,804	(616)	6,327

Total fee income		344,320	60,631	48,411	453,362

General and administrative
expenses		(93,921)	(23,998)	(28,378)	(146,297)

Amortization of deferred
acquisition costs		(94,910)	(21,930)	---	(116,840)

Annual commissions		(40,760)	---	---	(40,760)

Guaranteed minimum
death benefits		(386)	---	---	(386)

Pretax income before
cumulative effect of
accounting change		$246,422	$20,690	$20,611	$287,723

Total assets		$26,649,310	$150,966	$74,218	$26,874,494

Expenditures for long-
lived assets	$	---	$2,271	$2,728	$4,999

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	SUBSEQUENT EVENT

      The Company has declared a distribution to its Parent, effective January 1, 2002, of 100%of the outstanding capital stock of its consolidated subsidiary, Saamsun Holdings Corp ("Saamsun"). This distribution was declared subject to the approval of the Arizona Department of Insurance. In the opinion of management, subsequent to such distribution, the company's capital and surplus will remain more than sufficient in relation to its outstanding liabilities and more than adequate relative to its financial needs, and will exceed its risk-based capital requirements by a considerable margin.

      Saamsun is comprised of both the Company's asset management and broker-dealer segments. If approved, such distribution would have a material effect upon the Company's shareholders equity, reducing it by approximately $550 million in 2002. Partnerships would be reduced by approximately $440 million. Pretax income in future periods would be reduced by the earnings of the Company's asset management and broker-dealer operations, which, on the combined basis, total $35.5 million, $74.7 million, and $50.8 million for 2001, 2000, and 1999, respectively.

