Form 10-K/A
period 2001-12-31
AIG SUNAMERICA LIFE ASSURANCE CO
filed 2002-04-04
CIK 6342

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K/A (Mark One)

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
Bonds, notes and redeemable
preferred stocks available for sale,
at fair value (amortized cost:
December 2001, $4,607;901;
December 2000, $4,130,570)	4,545,075	4,007,902
Mortgage loans	692,392	684,174
Partnerships	451,583	8,216
Policy loans	226,961	244,436
Separate account seed money	50,560	104,678
Common stocks available for sale,
at fair value (cost: December 2001,
$1,288; December 2000, $1,001)	861	974
Real estate	20,091	24,139
Other invested assets	563,739	18,514

Total investments	6,751,326	5,262,734

Variable annuity assets held in separate
accounts	18,526,413	20,393,820
Accrued investment income	65,272	57,555
Deferred acquisition costs	1,419,498	1,286,456
Income taxes currently receivable from Parent	61,435	60,992
Other assets	117,644	127,921

TOTAL ASSETS	$26,941,588	$27,189,478

See accompanying notes to consolidated financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY CONSOLIDATED BALANCE SHEET (Continued)
	December 31, 2001	December 31, 2000

	(In thousands)

LIABILITIES AND SHAREHOLDER'S EQUITY

Reserves, payables and accrued liabilities:
Reserves for fixed annuity contracts	$3,498,917	$2,778,229
Reserves for universal life insurance
contracts	1,738,493	1,832,667
Reserves for guaranteed investment
contracts	483,861	610,672
Securities lending agreements	541,899	---
Modified coinsurance deposit liability	61,675	97,647
Other liabilities	226,550	206,677

Total reserves, payables and accrued
liabilities	6,551,395	5,525,892

Variable annuity liabilities related to
separate accounts	18,526,413	20,393,820

Subordinated notes payable to affiliates	58,814	55,119

Deferred income taxes	210,970	85,978

Shareholder's equity:
Common Stock	3,511	3,511
Additional paid-in capital	925,753	493,010
Retained earnings	694,004	697,730
Accumulated other comprehensive loss	(29,272)	(65,582)

Total shareholder's equity	1,593,996	1,128,669

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$26,941,588	$27,189,478

See accompanying notes to consolidated financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31,

2001	2000	1999

(In thousands)

Investment income	$375,213	$399,355	$516,001

Interest expense on:
Fixed annuity contracts	(133,647)	(140,322)	(231,929)
Universal life insurance
contracts	(81,773)	(86,263)	(102,486)
Guaranteed investment
contracts	(25,079)	(34,124)	(19,649)
Senior indebtedness	(945)	---	(199)
Subordinated notes payable
to affiliates	(4,475)	(4,144)	(3,474)

Total interest expense	(245,919)	(264,853)	(357,737)

NET INVESTMENT INCOME	129,294	134,502	158,264

NET REALIZED INVESTMENT LOSSES	(92,711)	(15,177)	(19,620)

Fee income:
Variable annuity fees	361,877	400,495	306,417
Net retained commissions	47,572	62,202	51,039
Asset management fees	63,529	73,922	43,510
Universal life insurance fees, net	18,909	20,258	28,932
Surrender charges	24,911	20,963	17,137
Other fees	14,551	12,959	6,327

TOTAL FEE INCOME	531,349	590,799	453,362

GENERAL AND ADMINISTRATIVE EXPENSES	(146,169)	(170,076)	(146,297)

AMORTIZATION OF DEFERRED
ACQUISITION COSTS	(220,316)	(158,007)	(116,840)

ANNUAL COMMISSIONS	(58,278)	(56,473)	(40,760)

GUARANTEED MINIMUM DEATH BENEFITS	(21,606)	(1,551)	(386)

PRETAX INCOME BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	121,563	324,017	287,723

Income tax expense	(20,852)	(108,445)	(103,025)

NET INCOME BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	100,711	215,572	184,698

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
NET OF TAX (NOTE 2)	(10,342)	---	---

NET INCOME	$90,369	$215,572	$184,698

See accompanying notes to consolidated financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME (Continued)

Years Ended December 31,

2001	2000	1999

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

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	INVESTMENTS
The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks by major category follow:

	Amortized Cost	Estimated Fair Value

	(In thousands)

AT DECEMBER 31, 2001:

Securities of the United States
Government	$24,279	$24,069
Mortgage-backed securities	1,532,155	1,543,175
Securities of public utilities	223,006	222,815
Corporate bonds and notes	2,059,160	2,002,981
Redeemable preferred stocks	21,515	21,515
Other debt securities	747,786	730,520

Total	$4,607,901	$4,545,075

AT DECEMBER 31, 2000:

Securities of the United States
Government	$19,164	$18,868
Mortgage-backed securities	1,651,581	1,636,304
Securities of public utilities	154,076	151,209
Corporate bonds and notes	1,426,845	1,329,001
Redeemable preferred stocks	1,375	1,375
Other debt securities	877,529	871,145

Total	$4,130,570	$4,007,902

The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks by contractual maturity, as of December 31, 2001, follow:

	Amortized Cost	Estimated Fair Value

	(In thousands)

Due in one year or less	$93,363	$94,251
Due after one year through
five years	1,122,253	1,110,755
Due after five year through
ten years	1,371,336	1,321,277
Due after ten years	488,794	475,617
Mortgage-backed securities	1,532,155	1,543,175

Total	$4,607,901	$4,545,075

Actual maturities of bonds, notes and redeemable preferred stocks may differ from those shown above due to prepayments and redemptions.

AIG SUNAMERICA LIFE ASSURANCE COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	INVESTMENTS (Continued)
Gross unrealized gains and losses on bonds, notes and redeemable preferred stocks by major category follow:

	Gross Unrealized Gains	Gross Unrealized Losses

	(In thousands)

AT DECEMBER 31, 2001:

Securities of the United States
Government	$105	$(315)
Mortgage-backed securities	16,573	(5,553)
Securities of public utilities	1,885	(2,076)
Corporate bonds and notes	21,540	(77,719)
Other debt securities	6,226	(23,492)

Total	$46,329	$(109,155)

AT DECEMBER 31, 2000:

Securities of the United States
Government	$17	$(313)
Mortgage-backed securities	10,000	(25,277)
Securities of public utilities	267	(3,134)
Corporate bonds and notes	12,682	(110,526)
Other debt securities	11,482	(17,866)

Total	$34,448	$(157,116)

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

