Form 10-Q
period 2002-03-31
AIG SUNAMERICA LIFE ASSURANCE CO
filed 2002-05-15
CIK 6342

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission File No. 33-47472

AIG SUNAMERICA LIFE ASSURANCE COMPANY
FKA and currently DBA: ANCHOR NATIONAL LIFE INSURANCE COMPANY

Incorporated in Arizona	86-0198983 IRS Employer Identification No.

1 SunAmerica Center, Los Angeles, California 90067-6022
Registrant’s telephone number, including area code: (310) 772-6000

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS  Yes [X]   No [   ]

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT’S COMMON STOCK ON MAY 15, 2002 WAS FOLLOWS:

Common Stock (par value $1,000 per share)	3,511 shares outstanding

AIG SUNAMERICA LIFE ASSURANCE COMPANY

INDEX

Page
Number(s)

Part I - Financial Information

Balance Sheet (Unaudited) - March 31, 2002 and December 31, 2001	3-4

Statement of Income and Comprehensive Income (Unaudited) — Three Months Ended March 31, 2002 and 2001	5

Statement of Cash Flows (Unaudited) - Three Months Ended March 31, 2002 and 2001	6-7

Notes to Financial Statements (Unaudited)	8-14

Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-31

Quantitative and Qualitative Disclosures About Market Risk	32

Part II - Other Information	33

AIG SUNAMERICA LIFE ASSURANCE COMPANY
BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2002	2001

	(In thousands)
ASSETS
Investments and cash:
Cash and short-term investments	$59,749	$200,064
Bonds, notes and redeemable preferred stocks available for sale, at fair value (amortized cost: March 31, 2002, $4,669,583; December 31, 2001, $4,607,901)	4,575,454	4,545,075
Mortgage loans	674,744	692,392
Policy loans	223,509	226,961
Separate account seed money	44,452	50,560
Common stocks available for sale, at fair value (cost: March 31, 2002 and December 31, 2001, $1,288)	977	861
Partnerships	8,581	451,583
Real estate	20,091	20,091
Other invested assets	595,035	563,739

Total investments and cash	6,202,592	6,751,326

Variable annuity assets held in separate accounts	18,567,431	18,526,413
Accrued investment income	67,739	65,272
Deferred acquisition costs	1,337,307	1,419,498
Income taxes currently receivable from Parent	63,330	61,435
Due from affiliates	40,703	3,999
Goodwill	4,603	20,150
Other assets	21,164	92,012

TOTAL ASSETS	$26,304,869	$26,940,105

See accompanying notes to financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
BALANCE SHEET (Continued)
(Unaudited)

	March 31,	December 31,
	2002	2001

	(In thousands)
LIABILITIES AND SHAREHOLDER’S EQUITY
Reserves, payables and accrued liabilities:
Reserves for fixed annuity contracts	$3,464,349	$3,498,917
Reserves for universal life insurance contracts	1,716,778	1,738,493
Reserves for guaranteed investment contracts	484,037	483,861
Securities lending agreements	592,115	541,899
Modified coinsurance deposit liability	54,474	61,675
Payable to brokers for purchases of securities	41,025	4,479
Other liabilities	138,252	220,588

Total reserves, payables and accrued liabilities	6,491,030	6,549,912

Variable annuity liabilities related to separate accounts	18,567,431	18,526,413

Subordinated notes payable to affiliates	—	58,814

Deferred income taxes	205,093	210,970

Shareholder’s equity:
Common stock	3,511	3,511
Additional paid-in capital	925,753	925,753
Retained earnings	160,738	694,004
Accumulated other comprehensive loss	(48,687)	(29,272)

Total shareholder’s equity	1,041,315	1,593,996

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$26,304,869	$26,940,105

See accompanying notes to financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the three months ended March 31, 2002 and 2001
(Unaudited)

	2002	2001

	(In thousands)
Investment income	$96,334	$87,781

Interest expense on:
Fixed annuity contracts	(33,969)	(32,098)
Universal life insurance contracts	(19,586)	(20,462)
Guaranteed investment contracts	(3,025)	(9,719)
Senior indebtedness	(2,618)	—
Subordinated notes payable to affiliates	—	(1,117)

Total interest expense	(59,198)	(63,396)

NET INVESTMENT INCOME	37,136	24,385

NET REALIZED INVESTMENT LOSSES	(3,035)	(24,864)

Fee income:
Variable annuity fees	69,156	93,566
Net retained commissions	—	12,437
Asset management fees	—	17,198
Universal life insurance fees, net	4,763	5,229
Surrender charges	6,505	5,899
Other fees	1,028	3,827

TOTAL FEE INCOME	81,452	138,156

GENERAL AND ADMINISTRATIVE EXPENSES	(21,844)	(37,772)

AMORTIZATION OF DEFERRED ACQUISITION COSTS	(46,653)	(42,264)

ANNUAL COMMISSIONS	(15,806)	(13,933)

GUARANTEED MINIMUM DEATH BENEFITS	(8,737)	(2,895)

PRETAX INCOME	22,513	40,813

Income tax expense	(3,395)	(10,018)

NET INCOME	19,118	30,795

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Net unrealized (losses) gains on debt and equity securities available for sale identified in the current period (net of income tax benefit of $10,994 for 2002 and income tax expense of $13,173 for 2001)	(20,418)	24,464
Less reclassification adjustment for net realized losses included in net income (net of income tax benefit of $849 for 2002 and $7,135 for 2001)	1,577	13,251
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX (NOTE 5)	—	1,389
Net change related to cash flow hedges (net of income tax benefit of $309 for 2002 and income tax expense of $356 for 2001)	(574)	661

OTHER COMPREHENSIVE (LOSS) INCOME	(19,415)	39,765

COMPREHENSIVE (LOSS) INCOME	$(297)	$70,560

See accompanying notes to financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
STATEMENT OF CASH FLOWS
For the three months ended March 31, 2002 and 2001
(Unaudited)

	2002	2001

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,118	$30,795
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to:
Fixed annuity contracts	33,969	32,098
Universal life insurance contracts	19,586	20,462
Guaranteed investment contracts	3,025	9,719
Net realized investment losses	3,035	24,864
Accretion of net premiums on investments	1,667	9,568
Universal life insurance fees	(4,763)	(5,229)
Amortization of goodwill	—	363
Amortization of deferred acquisition costs	46,653	42,264
Provision for deferred income taxes	17,073	2,589
Change in:
Accrued investment income	(2,512)	1,732
Deferred acquisition costs	(52,144)	(85,331)
Other assets	(2,014)	17,835
Income taxes currently receivable from Parent	(13,678)	5,347
Due from/to affiliates	26,754	5,372
Other liabilities	(3,933)	(14,657)
Other, net	3,288	2,762

NET CASH PROVIDED BY OPERATING ACTIVITIES	95,124	100,553

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds, notes and redeemable preferred stocks	(411,588)	(217,032)
Mortgage loans	(18,217)	(20,782)
Other investments, excluding short-term investments	(3,052)	(4,726)
Sales of:
Bonds, notes and redeemable preferred stocks	267,071	221,761
Other investments, excluding short-term investments	1,449	—
Redemptions and maturities of:
Bonds, notes and redeemable preferred stocks	119,163	124,177
Mortgage loans	36,519	11,548
Other investments, excluding short-term investments	3,986	19,813

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(4,669)	134,759

See accompanying notes to financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
STATEMENT OF CASH FLOWS (Continued)
For the three months ended March 31, 2002 and 2001
(Unaudited)

	2002	2001

	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deposit and premium receipts on:
Fixed annuity contracts	$359,933	$459,763
Universal life insurance contracts	12,407	13,512
Guaranteed investment contracts	—	40,000
Net exchanges from the fixed accounts of variable annuity contracts	(335,111)	(371,229)
Withdrawal payments on:
Fixed annuity contracts	(86,844)	(64,231)
Universal life insurance contracts	(9,364)	(24,137)
Guaranteed investment contracts	(2,869)	(163,037)
Claims and annuity payments on:
Fixed annuity contracts	(17,116)	(24,870)
Universal life insurance contracts	(40,794)	(27,359)
Net (repayments of) receipts from other short-term financings	(20,938)	1,400
Net payment related to a modified coinsurance transaction	(7,201)	(8,055)
Net cash and short-term investments transferred to the Parent in distribution of Saamsun Holdings Corp.	(82,873)	—

NET CASH USED BY FINANCING ACTIVITIES	(230,770)	(168,243)

NET (DECREASE) INCREASE IN CASH AND SHORT-TERM INVESTMENTS	(140,315)	67,069
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	200,064	169,701

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$59,749	$236,770

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid on indebtedness	$2,618	$90

Net income taxes paid to Parent	$—	$2,082

See accompanying notes to financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

AIG SunAmerica Life Assurance Company (FKA and currently DBA Anchor National Life Insurance Company) (the “Company”), is a direct wholly owned subsidiary of SunAmerica Life Insurance Company (the “Parent”), which is an indirect wholly owned subsidiary of American International Group, Inc. (“AIG”), a holding company which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities, financial services, retirement services and asset management. The Company is an Arizona-domiciled life insurance company engaged in the business of writing fixed and variable annuities directed to the market for tax-deferred, long-term savings products, administering a closed block of universal life policies and writing guaranteed interest contracts (“GICs”) directed to the institutional marketplace.

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary, consisting of normal recurring items, to present fairly the Company’s financial position as of March 31, 2002 and consolidated financial position as of December 31, 2001, the results of its operations and its cash flows for the three months ended March 31, 2002 and the results of their consolidated operations and their consolidated cash flows for the three months ended 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001, contained in the Company’s 2001 Annual Report on Form 10-K. Certain prior period items have been reclassified to conform to the current period’s presentation.

2. SEGMENT INFORMATION

The Company declared a distribution to its Parent, effective January 1, 2002, of 100% of the outstanding capital stock of its consolidated subsidiary, Saamsun Holdings Corporation (“Saamsun”). Pursuant to this distribution, Saamsun became a direct wholly owned subsidiary of the Parent. Saamsun comprised the Company’s asset management and broker-dealer segments (see below). This distribution had a material effect on the Company’s shareholder’s equity, reducing it by $552,384,000. This distribution had the effect of reducing cash and short-term investments by $82,873,000, partnerships by $443,369,000, deferred acquisition costs by $98,428,000, other assets by $108,163,000, other liabilities by $121,635,000 and subordinated notes payable to affiliates by $58,814,000. Pretax income in future periods will be reduced by the earnings of the Company’s asset management and broker-dealer operations. Pretax income from these operations, on a combined basis, totaled $28,747,000 for the three months ended March 31, 2001.

As of January 1, 2002, the Company conducts its business through one business segment, annuity operations. Prior to January 1, 2002, the Company conducted its business through three segments: annuity operations, asset management operations and broker-dealer operations. Annuity operations consisted of the sale and administration of deposit-type insurance contracts, including fixed and variable annuities, universal life insurance contracts and GICs. Asset management operations, which included the distribution and management of mutual funds, were conducted by SunAmerica Asset Management Corp. (“SunAmerica Asset Management”), a registered investment advisor and formerly a wholly owned subsidiary and its related distributor, SunAmerica Capital Services, Inc. (“SACS”). Broker-dealer operations involve the sale of securities and financial services products, and were conducted by Royal Alliance Associates, Inc. (“Royal Alliance”), formerly a wholly owned subsidiary of the Company.

2. SEGMENT INFORMATION (Continued)

Pursuant to the distribution of Saamsun to the Parent on January 1, 2002, the Company has only one business segment, annuity operations. For the three months ended March 31, 2001, the Company has three business segments: annuity operations, asset management operations and broker-dealer operations. Following is selected information pertaining to the Company’s business segments.

		Asset	Broker-
	Annuity	Management	Dealer
	Operations	Operations	Operations	Total

		(In thousands)
THREE MONTHS ENDED MARCH 31, 2002:

Investment income	$96,334	$—	$—	$96,334
Interest expense	(59,198)	—	—	(59,198)

Net investment income	37,136	—	—	37,136

Net realized investment losses	(3,035)	—	—	(3,035)
Variable annuity fees	69,156	—	—	69,156
Universal life insurance fees, net	4,763	—	—	4,763
Surrender charges	6,505	—	—	6,505
Other fees, net	1,028	—	—	1,028

Total fee income	81,452	—	—	81,452
General and administrative expenses	(21,844)	—	—	(21,844)
Amortization of deferred acquisition costs	(46,653)	—	—	(46,653)
Annual commissions	(15,806)	—	—	(15,806)
Guaranteed minimum death benefits	(8,737)	—	—	(8,737)

Pretax income	$22,513	$—	$—	$22,513

Total assets	$26,304,869	$—	$—	$26,304,869

2. SEGMENT INFORMATION (Continued)

		Asset	Broker-
	Annuity	Management	Dealer
	Operations	Operations	Operations	Total

	(In thousands)
THREE MONTHS ENDED MARCH 31, 2001:

Investment income	$85,099	$2,492	$190	$87,781
Interest expense	(62,279)	(1,027)	(90)	(63,396)

Net investment income	22,820	1,465	100	24,385

Net realized investment losses	(24,864)	—	—	(24,864)
Variable annuity fees	90,596	2,970	—	93,566
Net retained commissions	—	596	11,841	12,437
Asset management fees	—	17,198	—	17,198
Universal life insurance fees, net	5,229	—	—	5,229
Surrender charges	5,899	—	—	5,899
Other fees, net	975	2,328	524	3,827

Total fee income	102,699	23,092	12,365	138,156
General and administrative expenses	(24,851)	(5,244)	(7,677)	(37,772)
Amortization of deferred acquisition costs	(32,950)	(9,314)	—	(42,264)
Annual commissions	(13,933)	—	—	(13,933)
Guaranteed minimum death benefits	(2,895)	—	—	(2,895)

Pretax income	$26,026	$9,999	$4,788	$40,813

Total assets	$24,757,609	$613,606	$73,754	$25,444,969

2. SEGMENT INFORMATION (Continued)

In prior periods, certain income reclassifications were made between the asset management and annuity operations. The following table reconciles annuity operations as reported in 2001 to the 2002 annuity operations reporting basis.

	Current Year	2001	2001
	Reporting	Reporting	Income
	Basis	Basis	Adjustments

Variable annuity fees	$74,057	$90,596	$(16,539)
General and administrative expenses	(22,272)	(24,851)	2,579

Impact on 2001 pretax income			$(13,960)

3. CONTINGENT LIABILITIES

The Company has entered into eight agreements in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. The maximum liability under these guarantees at March 31, 2002 is $1,031,000,000. Related to each of these agreements are participation agreements with the Parent under which the Parent will share in $497,850,000 of these liabilities in exchange for a proportionate percentage of the fees received under these agreements. Management does not anticipate any material future losses with respect to these commitments.

The Company has entered into an agreement whereby it is committed to purchase the remaining principal amount, $152,963,000 as of March 31, 2002, of various mortgage-backed securities at par value in March 2006. At the present time, management does not anticipate any material losses with respect to this agreement.

Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and other matters are not considered material in relation to the financial position, results of operations or cash flows of the Company, with the potential exception of McMurdie et al. v. SunAmerica et al., Case No. BC 194082. The lawsuit is a representative action wherein the plaintiffs allege violations of California’s Business and Professions Code Sections 17200 et seq. The Company is vigorously defending the lawsuit. The probability of any particular outcome is not reasonably estimable at this time.

Based on the information available at this time, management believes that the Company has not incurred material losses associated with the terrorist attacks of September 11, 2001.

4. DERIVATIVES

As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements (“Swap Agreements”) to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets into fixed-rate instruments. At March 31, 2002, the Company had one outstanding Swap Agreement subject to the provisions of SFAS 133 (see Note 5) with a notional principal of $97,000,000 which matures in June 2002. This agreement effectively converts a $97,000,000 floating rate commercial mortgage to a fixed rate instrument. The agreement has been designated as a cash flow hedge and accordingly, the market value of the Swap Agreement, $1,335,000, has been recorded as an asset in the Company’s balance sheet as of March 31, 2002. Changes in the market value of this Swap Agreement, net of taxes, are recognized as a component of other comprehensive income. There was no inefficiency associated with this Swap Agreement for the three months ended March 31, 2002.

5. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). This statement requires the Company to recognize all derivatives in the balance sheet measuring these derivatives at fair value. The recognition of the change in fair value of a derivative depends on a number of factors, including the intended use of the derivative and the extent to which it is effective as part of a hedge transaction. SFAS 133 was postponed by SFAS 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133, and became effective for the Company on January 1, 2001. The adoption of SFAS 133 on January 1, 2001 resulted in an increase of $1,389,000, net of tax, in other comprehensive income.

In January 2001, the Emerging Issues Task Force of the FASB (“EITF”) issued EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”). EITF 99-20 provides guidance on the calculation of interest income and the recognition of impairments related to beneficial interests held in an investment portfolio. Beneficial interests are investments that represent rights to receive specified cash flows from a pool of underlying assets (i.e. collateralized debt obligations). In accordance with the transition provisions of EITF 99-20, the Company recorded in its statement of income and comprehensive income in 2001 a cumulative effect of an accounting change adjustment loss of $10,342,000 ($15,910,000 before tax).

5. RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

In June 2001, FASB issued Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires the Company to discontinue the amortization of goodwill on its income statement. SFAS 142 is effective for the Company on January 1, 2002. In addition, SFAS 142 requires goodwill to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. As of March 31, 2002, the Company recorded $4,603,000 of goodwill on its balance sheet. The Company has evaluated the impact of the impairment provisions of SFAS 142, and has determined that no impairment is required to be recorded to the carrying value of the Company’s goodwill balance. Pursuant to the distribution of Saamsun to the Parent on January 1, 2002, the Company transferred $15,547,000 of goodwill belonging to the asset management operations and broker-dealer operations to the Parent.

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 also eliminates the exception to consolidation for a subsidiary for which control is likely to be temporary. The other provisions of SFAS 144 have no impact on the Company. Pursuant to the distribution of Saamsun to the Parent (see Note 2), the Company no longer has any subsidiaries. As a result, SFAS 144 has no impact on either the earnings or the financial position of the Company at March 31, 2002.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s discussion and analysis of financial condition and results of operations of AIG SunAmerica Life Assurance Company (FKA and currently DBA Anchor National Life Insurance Company) (the “Company”) for the three months ended March 31, 2002 (“2002”) and March 31, 2001 (“2001”) follows. Certain prior period amounts have been restated to conform to the current period’s presentation.

     In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this report and in any other statements made by, or on behalf of, the Company, whether or not in future filings with the Securities and Exchange Commission (the “SEC”). Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Statements using verbs such as “expect,” “anticipate,” “believe” or words of similar import generally involve forward-looking statements. Without limiting the foregoing, forward-looking statements include statements which represent the Company’s beliefs concerning future levels of sales and redemptions of the Company’s products, investment spreads and yields, or the earnings and profitability of the Company’s activities.

     Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associates with the Company’s investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

RESULTS OF OPERATIONS

     Effective January 1, 2002, the Company declared a distribution to its Parent, SunAmerica Life Insurance Company (the “Parent”), of 100% of the outstanding capital stock of its then wholly owned subsidiary, Saamsun Holdings Corporation (“Saamsun”). Saamsun was comprised of the Company’s asset management and broker-dealer segments. This distribution decreased the Company’s shareholder’s equity by approximately $552.4 million. Subsequent to this distribution and effective for the quarter ended March 31, 2002, the Company’s earnings will no longer include the asset management and broker-dealer operations (see Note 2 of Notes to Financial Statements). This distribution was approved by the Arizona Department of Insurance. Subsequent to this distribution, the Company’s capital and surplus will remain more than sufficient in relation to its outstanding liabilities and more than adequate relative to its financial needs, and will exceed its risk-based capital requirements by a considerable margin.

     Beginning January 1, 2002, the Company has one business segment, annuity operations, which consists of the sale and administration of deposit-type insurance contracts, such as fixed and variable annuities, universal life insurance contracts and guaranteed investment contracts (“GICs”). The Company focuses primarily on the marketing of variable annuity products and the administration of a closed block of universal life business. The variable annuity products offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as guaranteed fixed-rate account options. The Company earns fee income on investments in the variable account options and net investment income on the fixed-rate account options.

     Prior to January 1, 2002, the Company had three business segments: annuity operations (as discussed above), asset management operations and broker-dealer operations. The asset management operations were conducted by the Company’s former registered investment advisor subsidiary, SunAmerica Asset Management Corp. (“SunAmerica Asset Management”), and its related distributor, SunAmerica Capital Services, Inc. (“SACS”). SunAmerica Asset Management and SACS earns fee income by distributing and managing a diversified family of mutual funds, managing certain subaccounts within the Company’s variable annuity products and providing professional management of individual, corporate and pension plan portfolios. The broker-dealer operations were conducted by the Company’s former broker-dealer subsidiary, Royal Alliance Associates, Inc. (“Royal Alliance”), which sells proprietary annuities and mutual funds and non-proprietary investment products. Royal Alliance earned income from commissions on sales of these products, net of the portion that is passed on to the registered representatives.

     The Company considers among its most critical accounting policies those policies with respect to valuation of certain financial instruments and amortization of deferred acquisition costs. In the implementation of each of the aforementioned policies, management is required to exercise its judgment on both a quantitative and qualitative basis. Further explanation of how management exercises that judgment is disclosed in the Company’s 2001 Annual Report on Form 10-K.

     NET INCOME totaled $19.1 million in 2002, compared to $30.8 million in 2001. The operating results of 2001 include those of the asset management and broker-dealer operations. Assuming the Saamsun distribution had occurred on January 1, 2001, the beginning of the prior year period discussed herein, net income would have been $8.8 million for 2001.

     PRETAX INCOME totaled $22.5 million in 2002 and $40.8 million in 2001. Assuming that the Saamsun distribution had occurred on January 1, 2001, the beginning of the prior year period discussed herein, pretax income would have been $12.1 million for 2001. The increase in 2002 primarily resulted from decreased net realized investment losses and increased net investment income, offset by increased amortization of deferred acquisition costs, increased guaranteed minimum death benefits and lower fee income.

     INCOME TAX EXPENSE totaled $3.4 million of in 2002 and $10.0 million in 2001, representing effective tax rates of 15% in 2002 and 25% in 2001. Assuming that the Saamsun distribution had occurred on January 1, 2001, the beginning of the prior year period discussed herein, income tax expense would have been $3.3 million for 2001, representing an effective tax rate of 27%. The change in the effective tax rate for 2002 is due primarily to the lower relative pretax income in 2002 as a result of the distribution of Saamsun to its Parent.

     Prior to the distribution of Saamsun to the Parent, certain income reclassifications were made between the asset management and annuity operations. The following table reconciles annuity operations as reported in 2001 to the 2002 annuity operations reporting basis.

	Current Year	2001	2001
	Reporting	Reporting	Income
	Basis	Basis	Adjustments

Variable annuity fees	$74,057	$90,596	$(16,539)
General and administrative expenses	(22,272)	(24,851)	2,579

Impact on 2001 pretax income			$(13,960)

     Effective January 1, 2002, the Company has one business segment. Therefore, the following discussions include only the annuity operations with 2001 restated for the adjustments as noted above.

     NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, totaled $37.1 million in 2002 and $22.8 million in 2001. These amounts equal 2.37% on average invested assets (computed on a daily basis) of $6.28 billion in 2002 and 1.71% on average invested assets of $5.33 billion in 2001.

     Net investment spreads include the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. Average invested assets exceeded average interest-bearing liabilities by $65.9 million in 2002, compared to $136.4 million in 2001. The decrease in 2002 reflects the impact of $94.1 million in dividends paid to the Parent in the second quarter of 2001 and by $25.8 million of impairment writedowns in 2001. The difference between the Company’s yield on average invested assets and the rate paid on average interest-bearing liabilities (the “Spread Difference”) was 2.33% in 2002 and 1.59% in 2001. The increase in the Spread Difference in 2002 compared to 2001 is due primarily to the impact of losses on seed money. Seed money losses were $1.1 million in 2002 versus $8.9 million in 2001. Excluding the impact of seed money investment losses, the Spread Difference would have been 2.44% in 2002 and 2.38% in 2001.

     Investment income (and the related yields on average invested assets) totaled $96.3 million (6.14%) in 2002 and $85.1 million (6.38%) in 2001. The decrease in the investment yield in 2002 compared to 2001 is due to a lower prevailing interest rate environment.

     Expenses incurred to manage the investment portfolio amounted to $0.5 million in 2002 and $1.8 million in 2001. 60% of these expenses are included as a reduction to investment income and 40% as a charge against net realized investment losses in the statement of income and comprehensive income.

     Total interest expense equaled $59.2 million in 2002 and $62.3 million in 2001. The average rate paid on all interest-bearing liabilities was 3.81% in 2002, compared to 4.79% in 2001. Interest-bearing liabilities averaged $6.21 billion during 2002, compared to $5.20 billion during 2001. The decline in the overall rates paid in 2002 compared to 2001 resulted primarily from the impact of a declining interest rate environment and the impact of additional securities lending in 2002 at extremely low short-term rates. Excluding the impact of the securities lending program, the average rate paid would have been 3.99% in 2002.

     Growth in average invested assets largely results from cash received from its securities lending program. Changes in average invested assets also reflect sales of fixed annuities and the fixed account options of the Company’s variable annuity products (“Fixed Annuity Deposits”), and renewal deposits on its universal life product (“UL Deposits”), partially offset by net exchanges from fixed accounts into the separate accounts of variable annuity contracts. Fixed Annuity Deposits and UL Deposits totaled $373.3 million in 2002 and $473.3 million in 2001, and are largely deposits for the fixed accounts of variable annuities. On an annualized basis, these deposits represent 29% and 41%, respectively, of the related reserve balances at the beginning of 2002 and 2001.

     No GIC deposits were received in 2002. GIC deposits totaled $40.0 million in 2001. GIC surrenders and maturities totaled $2.9 million in 2002 and $163.0 million in 2001. The GICs issued by the Company are generally variable rate contracts which guarantee the payment of principal and interest for a term of three to five years. GICs purchased by asset management firms for their short-term portfolios either prohibit withdrawals or permit withdrawals with notice ranging from 90 to 270 days. GICS that are purchased by banks for their long-term portfolios or by state and local governmental entities either prohibit withdrawals or permit scheduled book value withdrawals subject to the terms of the underlying indenture or agreement. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity.

     NET REALIZED INVESTMENT LOSSES totaled $3.0 million in 2002 and $24.9 million in 2001 and include impairment writedowns of $5.1 in 2002 and $25.8 million in 2001. Thus, net realized gains from sales and redemptions of investments totaled $2.1 million in 2002 and $0.9 million in 2001.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $426.1 million in 2002 and $379.3 million in 2001. Sales of investments result from the active management of the Company’s investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.13% and 0.07% of average invested assets for 2002 and 2001, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company’s active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns include $5.1 million of provisions applied to bonds and other invested assets in 2002 and $25.8 million of provisions applied to bonds in 2001. On an annualized basis, impairment writedowns represent 0.32% and 1.94% of average invested assets for 2002 and 2001, respectively. For the twenty quarters ended March 31, 2002, impairment writedowns as an annualized percentage of average invested assets have been up to 1.94% and have averaged 0.51%. Such writedowns are based upon estimates of the net realizable value of invested assets and recorded when declines in value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $69.2 million in 2002 and $74.1 million in 2001. The decreased fees in 2002 reflect the recent state of the equity markets, which have been in decline throughout much of 2001 and 2002, and the resulting impact on market values of assets in the separate accounts. On an annualized basis, variable annuity fees represent 1.5% of average variable annuity assets in 2002 and 2001. Variable annuity assets averaged $18.21 billion during 2002 and $19.83 billion during 2001. Variable annuity deposits, which exclude deposits allocated to the fixed accounts of variable annuity products, totaled $325.6 million in 2002 and $411.9 million in 2001. On an annualized basis, these amounts represent 7% and 8% of variable annuity liabilities at the beginning of the respective periods. The decrease in variable annuity deposits in 2002 reflected lower demand for the variable account options of the Company’s variable annuity products due to the unfavorable equity market conditions discussed above. Transfers from the fixed accounts of the Company’s variable annuity products to the separate accounts are not classified as variable annuity deposits. Accordingly, changes in variable annuity deposits are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company’s variable annuity products.

     Sales of variable annuity products (which include deposits allocated to the fixed accounts) (“Variable Annuity Product Sales”) amounted to $686.3 million and $871.7 million in 2002 and 2001, respectively. Such sales primarily reflect those of the Company’s Polaris, Seasons and Advisor variable annuity product lines. The Company’s variable annuity products are multi-manager variable annuities that offer investors a choice of several variable funds as well as a number of guaranteed fixed-rate funds. Investors can select from a choice of 4 to 37 variable funds and up to 10 guaranteed fixed-rate funds depending on the product.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of variable annuities and annuities generally (See “Regulation”).

     UNIVERSAL LIFE INSURANCE FEES, NET amounted to $4.8 million and $5.2 million in 2002 and 2001, respectively. Universal life insurance fees consist of mortality changes, up-front fees earned on deposits received and administrative fees, net of the excess mortality expense on these contracts. The administrative fees are assessed based on the number of policies in force as of the end of each month. The Company does not actively market such contracts. Such fees annualized represent 1.12% and 1.15% of average reserves for universal life insurance contracts in the respective periods.

     SURRENDER CHARGES on fixed and variable annuity contracts and universal life contracts totaled $6.5 million in 2002 and $5.9 million in 2001. Surrender charges generally are assessed on withdrawals at declining rates during the first seven years of a contract. Withdrawal payments, which exclude claims and lump-sum annuity benefits, totaled $501.6 million in 2002, compared to $527.6 million in 2001. Annualized, these payments when expressed as a percentage of average fixed and variable annuity and universal life reserves represent 8.7% and 8.8% for 2002 and 2001, respectively. Withdrawals include variable annuity payments from the separate accounts totaling $405.4 million (8.9% of average variable annuity liabilities) in 2002 and $439.3 million (8.9% of average variable annuity liabilities) in 2001. Management anticipates that withdrawal rates will gradually increase for the foreseeable future.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $21.8 million in 2002, compared to $22.3 million in 2001. General and administrative expenses decreased slightly in 2002 due to lower costs associated with servicing its fixed annuities and universal life policies. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $46.7 million in 2002, compared to $33.0 million in 2001. The increase in amortization was primarily related to lower estimates of future gross profits on variable annuity contracts in light of the recent downturn in the equity markets, and additional fixed and variable annuity sales and the subsequent amortization of related deferred commissions and other direct selling costs.

     ANNUAL COMMISSIONS totaled $15.8 million in 2002, compared to $13.9 million in 2001. Annual commissions represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company’s variable annuity contracts. Substantially all of the Company’s currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. The Company estimates that approximately 54% of the average balances of its variable annuity products is currently subject to such annual commissions. Based on current sales, this percentage is expected to increase in future periods.

     GUARANTEED MINIMUM DEATH BENEFITS totaled $8.7 million in 2002, compared to $2.9 million in 2001. Guaranteed minimum death benefits represent the additional death benefits paid to fund minimum policy benefits in excess of the policyholder’s separate account balance. The increase in guaranteed minimum death benefits paid pursuant to the Company’s variable annuity separate account contracts reflect the recent downturn in the equity markets. Further downturns in the equity markets could increase these payments.

CAPITAL RESOURCES AND LIQUIDITY

     SHAREHOLDER’S EQUITY decreased to $1.04 billion at March 31, 2002 from $1.59 billion at December 31, 2001, due principally to a $552.4 million distribution to the Parent of its wholly owned subsidiary, Saamsun, on January 1, 2002 (see Note 2 of Notes to Financial Statements), an accumulated other comprehensive loss of $19.4 million, partially offset by net income of $19.1 million.

     INVESTED ASSETS at March 31, 2002 totaled $6.20 billion, compared with $6.75 billion at December 31, 2001. The Company manages most of its invested assets internally. The Company’s general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the “Bond Portfolio”) is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company’s need for liquidity and other similar factors.

     THE BOND PORTFOLIO, which constituted 74% of the Company’s total investment portfolio at March 31, 2002, had an amortized cost that was $94.1 million greater than its aggregate fair value at March 31, 2002 and $62.8 million greater than its aggregate fair value at December 31, 2001. The increase in net unrealized losses on the Bond Portfolio during 2002 principally reflects the increase in prevailing interest rates since December 31, 2001 and the corresponding effect on the fair value of the Bond Portfolio at March 31, 2002.

     At March 31, 2002, the Bond Portfolio (excluding $22.8 million of redeemable preferred stocks) included $4.49 billion of bonds rated by Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”), Fitch (“Fitch”) or the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”), and $62.4 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At March 31, 2002, approximately $4.29 billion of the Bond Portfolio was investment grade, including $1.53 billion of mortgage-backed securities (“MBS”) and U.S. government/agency securities.

     At March 31, 2002, the Bond Portfolio included $263.7 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 1.0% of the Company’s total assets and approximately 4.3% of its invested assets.

     Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. These non-investment-grade securities are comprised of bonds spanning 32 industries with 15% of these assets concentrated in telecommunications. No other industry concentration constituted more than 10% of these assets. In addition, 21% of these assets were invested in asset-backed securities at March 31, 2002.

     The table on the next page summarizes the Company’s rated bonds by rating classification as of March 31, 2002.

RATED BONDS BY RATING CLASSIFICATION
(Dollars in thousands)

			Issues not rated by S&P/Moody's/
Issues Rated by S&P/Moody's/Fitch			Fitch, by NAIC Category

S&P/Moody's/		Estimated	NAIC		Estimated
Fitch	Amortized	fair	category	Amortized	fair
category(1)	cost	value	(2)	cost	value

AAA+ to A-
(Aaa to A3)
[AAA to A-]
{AAA to A-}	$3,217,186	$3,195,748	1	$20,194	$22,174
BBB+ to BBB-
(Baa1 to Baa3)
[BBB+ to BBB-]
{BBB+ to BBB-}	991,699	957,984	2	116,845	113,081
BB+ to BB-
(Ba1 to Ba3)
[BB+ to BB-]
{BB+ to BB-}	100,930	91,483	3	2,977	3,011
B+ to B-
(B1 to B3)
[B+ to B-]
{B+ to B-}	107,027	91,861	4	52,146	51,986
CCC+ to C
(Caa to C)
[CCC]
{CCC+ to C-}	33,141	17,638	5	6,000	6,000
CI to D
[DD]
{D}	1,132	1,615	6	533	59

TOTAL RATED ISSUES	$4,451,115	$4,356,329		$198,695	$196,311

[Additional columns below]

[Continued from above table, first column(s) repeated]

Issues Rated by S&P/Moody's/Fitch	Total

S&P/Moody's/		Estimated	Percent of
Fitch	Amortized	fair	invested
category(1)	cost	value	assets

AAA+ to A-
(Aaa to A3)
[AAA to A-]
{AAA to A-}	$3,237,380	$3,217,922	51.88%
BBB+ to BBB-
(Baa1 to Baa3)
[BBB+ to BBB-]
{BBB+ to BBB-}	1,108,544	1,071,065	17.27%
BB+ to BB-
(Ba1 to Ba3)
[BB+ to BB-]
{BB+ to BB-}	103,907	94,494	1.52%
B+ to B-
(B1 to B3)
[B+ to B-]
{B+ to B-}	159,173	143,847	2.32%
CCC+ to C
(Caa to C)
[CCC]
{CCC+ to C-}	39,141	23,638	0.38%
CI to D
[DD]
{D}	1,665	1,674	0.03%

TOTAL RATED ISSUES	$4,649,810	$4,552,640

Footnotes appear on the following page.

Footnotes to the table of Rated Bonds by Rating Classification

(1)	S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt’s relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody’s rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt’s relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody’s and Fitch ratings if rated by multiple agencies.

(2)	Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody’s/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $62.4 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

     Senior secured loans (“Secured Loans”) are included in the Bond Portfolio and aggregated $227.0 million at March 31, 2002. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At March 31, 2002, Secured Loans consisted of $54.0 million of publicly traded securities and $173.0 million of privately traded securities. These Secured Loans are composed of loans to 51 borrowers spanning 19 industries, with 20% of these assets concentrated in airlines, 11% concentrated in energy, 11% concentrated in non-cable media and 10% concentrated in financial institutions. No other industry constituted more than 8% of these assets.

     While the trading market for the Company’s privately traded Secured Loans is more limited than for publicly traded issues, management believes that participation in these transactions has enabled the Company to improve its investment yield. As a result of restrictive financial covenants, these Secured Loans involve greater risk of technical default than do publicly traded investment-grade securities. However, management believes that the risk of loss upon default for these Secured Loans is mitigated by such financial covenants and the collateral values underlying the Secured Loans. The Company’s Secured Loans are rated by S&P, Moody’s, Fitch, the NAIC or by the Company, pursuant to comparable statutory ratings guidelines established by the NAIC.

     MORTGAGE LOANS aggregated $674.7 million at March 31, 2002 and consisted of 121 commercial first mortgage loans with an average loan balance of approximately $5.6 million, collateralized by properties located in 28 states. Approximately 27% of this portfolio was office, 19% was manufactured housing, 19% was multifamily residential, 11% was industrial, 9% was hotels, 5% was retail and 10% was other types. At March 31, 2002, approximately 29% and 11% of this portfolio were secured by properties located in California and New York, respectively, and no more than 9% of this portfolio was secured by properties located in any other single state. At March 31, 2002, there were 11 mortgage loans with outstanding balances of $10 million or more, which collectively aggregated approximately 41% of this portfolio. At March 31, 2002, approximately 22% of the mortgage loan portfolio consisted of loans with balloon payments due before April 1, 2005. During 2002 and 2001, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

     Substantially all of the mortgage loan portfolio has been originated by the Company under strict underwriting standards. Commercial mortgage loans on properties such as offices, hotels and shopping centers generally represent a higher level of risk than do mortgage loans secured by multifamily residences. This greater risk is due to several factors, including the larger size of such loans and the more immediate effects of general economic conditions on these commercial property types. However, due to the Company’s strict underwriting standards, the Company believes that it has prudently managed the risk attributable to its mortgage loan portfolio while maintaining attractive yields.

     POLICY LOANS totaled $223.5 million at March 31, 2002, compared to $227.0 million at December 31, 2001, and are primarily loans taken against universal life policies.

     SEPARATE ACCOUNT SEED MONEY totaled $44.5 million at March 31, 2002, compared to $50.6 million at December 31, 2001, and consists of seed money for mutual funds used as investment vehicles for the Company’s variable annuity separate accounts. At December 31, 2001, separate account seed money also included such investments for SunAmerica Asset Management’s mutual funds.

     PARTNERSHIPS totaled $8.6 million at March 31, 2002, constituting investments in 5 partnerships with an average size of approximately $1.7 million. These partnerships are managed by independent money managers that invest in a broad selection of equity and fixed-income securities, currently including 412 separate issuers. The risks generally associated with partnerships include those related to their underlying investments (i.e., equity securities and debt securities), plus a level of illiquidity, which is mitigated to some extent by the existence of contractual termination provisions. At December 31, 2001, partnerships totaled $451.6 million, most of which are partnership assets of SA Affordable Housing, LLC, an indirect wholly owned subsidiary of Saamsun which was transferred to the Parent as part of the distribution of Saamsun on January 1, 2002.

     OTHER INVESTED ASSETS aggregated $595.0 million at March 31, 2002, compared to $563.7 million at December 31, 2001, and consist of $592.1 million of invested collateral with respect to the Company’s securities lending program and $2.9 million of collateralized bond obligations.

     ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation (i.e. the risk of being forced to sell investments during unfavorable market conditions). The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company’s fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 75% of the Company’s fixed annuity, universal life and GIC reserves had surrender penalties or other restrictions at March 31, 2002.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company’s fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; policy loans; and investments in limited partnerships that invest primarily in fixed-rate securities.

At March 31, 2002, these assets had an aggregate fair value of $6.21 billion with a duration of 3.5. The Company’s fixed-rate liabilities include fixed annuity, GIC and universal life reserves. At March 31, 2002, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $5.77 billion with a duration of 2.8. The Company’s potential exposure due to a 10% increase in prevailing interest rates from their March 31, 2002 levels is a loss of approximately $28.2 million, representing a decrease in the fair value of its fixed-rate assets that is not offset by a decrease in the fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

     Duration is a common option-adjusted measure for the price sensitivity of a fixed-maturity portfolio to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio if interest rates change by 100 basis points (i.e. 1%), recognizing the changes in cash flows resulting from embedded options such as policy surrenders, investment prepayments and bond calls. It also incorporates the assumption that the Company will continue to utilize its existing strategies of pricing its fixed annuity, universal life and GIC products, allocating its available cash flow amongst its various investment portfolio sectors and maintaining sufficient levels of liquidity. Because the calculation of duration involves estimation and incorporates assumptions, potential changes in portfolio value indicated by the portfolio’s duration will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material.

     As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements (“Swap Agreements”) to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At March 31, 2002, the Company had two outstanding Swap Agreements with a total notional principal of $128.0 million. These agreements mature in June 2002 and December 2024.

     The Company also seeks to provide liquidity from time to time by using reverse repurchase agreements (“Reverse Repos”) and by investing in MBSs. It also seeks to enhance its spread income by using Reverse Repos. Reverse Repos involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed upon price and are generally over-collateralized. MBSs are generally investment-grade securities collateralized by large pools of mortgage loans. MBSs generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of repayments of the underlying mortgage loans.

     There are risks associated with some of the techniques the Company uses to provide liquidity, enhance its spread income and match its assets and liabilities. The primary risk associated with the Company’s Reverse Repos and Swap Agreements is counterparty risk. The Company believes, however, that the counterparties to its Reverse Repos and Swap Agreements are financially responsible and that the counterparty risk associated with those transactions is minimal. It is the Company’s policy that these agreements are entered into with counterparties who have a debt rating of A/A2 or better from both S&P and Moody’s. The Company continually monitors its credit exposure with respect to these agreements. In addition to counterparty risk, Swap Agreements also have interest rate risk. However, the Company’s Swap Agreements typically hedge variable-rate assets or liabilities, and interest rate fluctuations that adversely affect the net cash received or paid under the terms of a Swap Agreement would be offset by increased interest income earned on the variable-rate assets or reduced interest expense paid on the variable-rate liabilities. The primary risk associated with MBSs is that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase. As part of its decision to purchase an MBS, the Company assesses the risk of prepayment by analyzing the security’s projected performance over an array of interest-rate scenarios. Once an MBS is purchased, the Company monitors its actual prepayment experience monthly to reassess the relative attractiveness of the security with the intent to maximize total return.

     INVESTED ASSETS EVALUATION is routinely conducted by the Company. Management identifies monthly those investments that require additional monitoring and carefully reviews the carrying values of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In making these reviews for bonds, management principally considers the adequacy of any collateral, compliance with contractual covenants, the borrower’s recent financial performance, news reports and other externally generated information concerning the creditor’s affairs. In the case of publicly traded bonds, management also considers market value quotations, if available. For mortgage loans, management generally considers information concerning the mortgaged property and, among other things, factors impacting the current and expected payment status of the loan and, if available, the current fair value of the underlying collateral. For investments in partnerships, management reviews the financial statements and other information provided by the general partners.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $10.6 million ($8.4 million of bonds and $2.2 million of mortgage loans) at March 31, 2002, and constituted less than 0.2% of total invested assets. At

December 31, 2001, defaulted investments totaled $12.0 million ($9.8 million of bonds and $2.2 million of mortgage loans), and constituted approximately 0.4% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company’s existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. At March 31, 2002, approximately $1.80 billion of the Company’s Bond Portfolio had an aggregate unrealized gain of $35.4 million, while approximately $2.78 billion of the Bond Portfolio had an aggregate unrealized loss of $129.5 million. In addition, the Company’s investment portfolio currently provides approximately $50.5 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company’s annuity and GIC products have been more than sufficient in amount to satisfy the Company’s liquidity needs.

     Management is aware that prevailing market interest rates may shift significantly and has strategies in place to manage either an increase or decrease in prevailing rates. In a rising interest rate environment, the Company’s average cost of funds would increase over time as it prices its new and renewing annuities and GICs to maintain a generally competitive market rate. Management would seek to place new funds in investments that were matched in duration to, and higher yielding than, the liabilities assumed. The Company believes that liquidity to fund withdrawals would be available through incoming cash flow, the sale of short-term or floating-rate instruments or Reverse Repos on the Company’s substantial MBS segment of the Bond Portfolio, thereby avoiding the sale of fixed-rate assets in an unfavorable bond market.

     In a declining rate environment, the Company’s cost of funds would decrease over time, reflecting lower interest crediting rates on its fixed annuities and GICs. Should increased liquidity be required for withdrawals, the Company believes that a significant portion of its investments could be sold without adverse consequences in light of the general strengthening that would be expected in the bond market.

     If a substantial portion of the Company’s Bond Portfolio diminished significantly in value and/or defaulted, the Company would need to liquidate other portions of its investment portfolio and/or arrange financing. Such events that may cause such a liquidity strain could be the result of economic collapse or terrorist acts.

     The Company has entered into eight agreements in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. The maximum liability under these guarantees at March 31, 2002 is $1.03 billion. Related to each of these agreements are participation agreements with the Company’s Parent, under which the Parent will share in $497.9 of these liabilities in exchange for a proportionate percentage of the fees received under these agreements. The expiration dates of these commitments are as follows: $470.0 million in 2004, $405.0 million in 2005 and $156.0 million in 2006.

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

     Risk-based capital (“RBC”) standards are designed to measure the adequacy of an insurer’s statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer’s RBC is deficient. The RBC formula develops a risk-adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The statutory capital and surplus of the Company exceeded its RBC requirements by a considerable margin as of March 31, 2002.

     In 1998, the NAIC adopted the codification of statutory accounting principles (“Codification”) which replaced the NAIC’s previous primary guidance on statutory accounting, which became effective January 1, 2001. Codification changed prescribed statutory accounting practices and has resulted in changes to the accounting practices that the Company uses to prepare its statutory basis financial statements. Codification has been adopted by all fifty states as the prescribed basis of accounting, including Arizona. The adoption of Codification resulted in an increase to the Company’s statutory surplus of approximately $92.4 million and was recorded as a cumulative effect of changes in accounting principles in 2001.

     Privacy provisions of the Gramm-Leach-Bliley Act became fully effective in 2001 and establish new consumer protections regarding the security, confidentiality, and uses of nonpublic personal information of individuals. The law also requires financial institutions to fully disclose their privacy policies to their customers. Additional privacy legislation pending in the United States Congress and several states is designed to provide further privacy protections to consumers of financial products and services. These statutes and regulations may result in additional regulatory compliance costs, may limit the Company’s ability to market its products, and may otherwise constrain the nature or scope of the Company’s insurance and financial services operations. The Gramm-Leach-Bliley Act also allows combinations between insurance companies, banks and other entities. In addition, from time to time, Federal initiatives are proposed that could affect the Company’s businesses. Such initiatives include employee benefit plan regulations and tax law changes affecting the taxation of insurance companies and the tax treatment of insurance and other investment products. Proposals made in recent years to limit the tax deferral of annuities or otherwise modify the tax rules related to the treatment of annuities have not been enacted. While certain of such proposals, if implemented, could have an adverse effect on the Company’s sales of affected products, and, consequently, on its results of operations, the Company believes these proposals have a small likelihood of being enacted, because they would discourage retirement savings and there is strong public and industry opposition to them.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 26 to 27 herein.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
OTHER INFORMATION

Item 1. Legal Proceedings

Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and other matters are not considered material in relation to the financial position, results of operations or cash flows of the Company, with the potential exception of McMurdie et al. v. SunAmerica et al., Case No. BC 194082. The lawsuit is a representative action wherein the plaintiffs allege violations of California’s Business and Professions Code Sections 17200 et seq. The Company is vigorously defending the lawsuit. The probability of any particular outcome is not reasonably estimable at this time.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

EXHIBITS

There were no exhibits filed during the three months ended March 31, 2002.

REPORTS FOR FORM 8-K

There were no current reports on Form 8-K filed during the three months ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR NATIONAL LIFE INSURANCE COMPANY Registrant

Date: May 14, 2002	/s/ N. SCOTT GILLIS

N. Scott Gillis Senior Vice President (Principal Financial Officer)

Date: May 14, 2002	/s/ MAURICE S. HEBERT

Maurice S. Hebert Vice President and Controller (Principal Accounting Officer)