Form 10-Q
period 2002-06-30
AIG SUNAMERICA LIFE ASSURANCE CO
filed 2002-08-14
CIK 6342

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission File No. 33-47472

AIG SUNAMERICA LIFE ASSURANCE COMPANY
FKA and currently DBA: ANCHOR NATIONAL LIFE INSURANCE COMPANY

Incorporated in Arizona	86-0198983

IRS Employer

Identification No.

1 SunAmerica Center, Los Angeles, California 90067-6022
Registrant’s telephone number, including area code: (310) 772-6000

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS      Yes    ☑       No

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT’S COMMON STOCK ON AUGUST 14, 2002 WAS FOLLOWS:

Common Stock (par value $1,000 per share)	3,511 shares outstanding

AIG SUNAMERICA LIFE ASSURANCE COMPANY

INDEX

Page
Number(s)

Part I — Financial Information

Balance Sheet (Unaudited) — June 30, 2002 and December 31, 2001	3-4

Statement of Income and Comprehensive Income (Unaudited) — Three Months and Six Months Ended June 30, 2002 and 2001	5-6

Statement of Cash Flows (Unaudited) - Six Months Ended June 30, 2002 and 2001	7-8

Notes to Financial Statements (Unaudited)	9-16

Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-34

Quantitative and Qualitative Disclosures About Market Risk	35

Part II — Other Information	36-37

AIG SUNAMERICA LIFE ASSURANCE COMPANY
BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2002	2001

	(In thousands)
ASSETS

Investments and cash:

Cash and short-term investments	$100,621	$200,064

Bonds, notes and redeemable preferred stocks available for sale, at fair value (amortized cost: June 30, 2002, $4,893,269; December 31, 2001, $4,607,901)	4,870,063	4,545,075

Mortgage loans	684,670	692,392

Policy loans	218,181	226,961

Separate account seed money	25,970	50,560

Common stocks available for sale, at fair value (cost: June 30, 2002 and December 31, 2001, $1,288)	959	861

Partnerships	8,334	451,583

Real estate	20,091	20,091

Other invested assets	693,871	563,739

Total investments and cash	6,622,760	6,751,326

Variable annuity assets held in separate accounts	16,576,980	18,526,413

Accrued investment income	68,855	65,272

Deferred acquisition costs	1,331,632	1,419,498

Income taxes currently receivable from Parent	57,218	61,435

Receivable from brokers	33,352	—

Due from affiliates	24,949	3,999

Goodwill	4,603	20,150

Other assets	12,934	92,012

TOTAL ASSETS	$24,733,283	$26,940,105

See accompanying notes to financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
BALANCE SHEET (Continued)
(Unaudited)

	June 30,	December 31,
	2002	2001

	(In thousands)
LIABILITIES AND SHAREHOLDER’S EQUITY

Reserves, payables and accrued liabilities:

Reserves for fixed annuity contracts	$3,711,313	$3,498,917

Reserves for universal life insurance contracts	1,700,312	1,738,493

Reserves for guaranteed investment contracts	484,592	483,861

Collateral held under securities lending agreements	690,884	541,899

Modified coinsurance deposit liability	46,096	61,675

Payable to brokers	—	4,479

Other liabilities	139,714	220,588

Total reserves, payables and accrued liabilities	6,772,911	6,549,912

Variable annuity liabilities related to separate accounts	16,576,980	18,526,413

Subordinated notes payable to affiliates	—	58,814

Deferred income taxes	278,650	210,970

Shareholder’s equity:

Common stock	3,511	3,511

Additional paid-in capital	925,753	925,753

Retained earnings	185,640	694,004

Accumulated other comprehensive loss	(10,162)	(29,272)

Total shareholder’s equity	1,104,742	1,593,996

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$24,733,283	$26,940,105

See accompanying notes to financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the three months and six months ended June 30, 2002 and 2001
(Unaudited)

	Three Months		Six Months

	2002	2001	2002	2001

	(In thousands)
Investment income	$94,886	$101,202	$191,220	$188,983

Interest expense on:

Fixed annuity contracts	(33,866)	(31,018)	(67,835)	(63,116)

Universal life insurance contracts	(20,048)	(20,326)	(39,634)	(40,788)

Guaranteed investment contracts	(3,072)	(6,385)	(6,097)	(16,104)

Security lending agreements	(3,417)	—	(6,035)	—

Subordinated notes payable to affiliates	—	(1,118)	—	(2,235)

Total interest expense	(60,403)	(58,847)	(119,601)	(122,243)

NET INVESTMENT INCOME	34,483	42,355	71,619	66,740

NET REALIZED INVESTMENT LOSSES	(10,679)	(14,719)	(13,714)	(39,583)

Fee income:

Variable annuity fees	102,303	92,683	171,459	186,249

Net retained commissions	—	12,599	—	25,036

Asset management fees	—	16,998	—	34,196

Universal life insurance fees, net	5,583	4,845	10,346	10,074

Surrender charges	8,353	5,926	14,858	11,825

Other fees	1,004	3,117	2,032	6,944

TOTAL FEE INCOME	117,243	136,168	198,695	274,324

GENERAL AND ADMINISTRATIVE EXPENSES	(24,822)	(42,833)	(48,082)	(81,056)

AMORTIZATION OF DEFERRED ACQUISITION COSTS	(60,704)	(51,152)	(107,357)	(93,416)

ANNUAL COMMISSIONS	(15,814)	(14,632)	(31,620)	(28,565)

GUARANTEED MINIMUM DEATH BENEFITS, NET OF REINSURANCE RECOVERIES	(10,431)	(2,731)	(17,752)	(5,175)

PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	29,276	52,456	51,789	93,269

Income tax expense	(4,374)	(13,299)	(7,769)	(23,317)

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	24,902	39,157	44,020	69,952

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX	—	(10,342)	—	(10,342)

NET INCOME	24,902	28,815	44,020	59,610

See accompanying notes to financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
STATEMENT OF INCOME AND COMPREHENSIVE INCOME (Continued)
For the three months and six months ended June 30, 2002 and 2001
(Unaudited)

	Three Months		Six Months

	2002	2001	2002	2001

	(In thousands)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Net unrealized gains (losses) on debt and equity securities available for sale identified in the current period (net of income tax expense of $18,270 and income tax benefit of $10,988 for the three months ended June 30, 2002 and 2001, respectively, and income tax expense of $7,276 and $2,185 for the six months of 2002 and 2001, respectively)	33,930	(20,407)	13,512	4,057

Less reclassification adjustment for net realized losses included in net income (net of income tax benefit of $2,942 and $4,261 for the three months ended June 30, 2002 and 2001, respectively, and $3,791 and $11,396 for the six months of 2002 and 2001, respectively)	5,463	7,913	7,040	21,164

CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	—	1,389

Net change related to cash flow hedges (net of income tax benefit of $467 and $89 for the three months ended June 30, 2002 and 2001, respectively and income tax benefit of $776 and income tax expense of and $267 for the six months of 2002 and 2001, respectively)	(868)	(164)	(1,442)	497

OTHER COMPREHENSIVE INCOME (LOSS)	38,525	(12,658)	19,110	27,107

COMPREHENSIVE INCOME	$63,427	$16,157	$63,130	$86,717

See accompanying notes to financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
STATEMENT OF CASH FLOWS
For the six months ended June 30, 2002 and 2001
(Unaudited)

	2002	2001

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$44,020	$59,610

Adjustment to reconcile net income to net cash provided by operating activities:

Cumulative effect of accounting change, net of tax	—	10,342

Interest credited to:

Fixed annuity contracts	67,835	63,116

Universal life insurance contracts	39,634	40,788

Guaranteed investment contracts	6,097	16,104

Net realized investment losses	13,714	39,583

(Accretion) amortization of net (discounts) premiums on investments	(391)	5,705

Universal life insurance fees	(10,346)	(10,074)

Amortization of goodwill	—	695

Amortization of deferred acquisition costs	107,357	93,416

Provision for deferred income taxes	69,885	26,494

Change in:

Accrued investment income	(3,628)	(2,193)

Deferred acquisition costs	(109,558)	(168,417)

Other assets	4,881	17,775

Income taxes currently receivable from Parent	(7,566)	(11,433)

Due from/to affiliates	(32,492)	4,480

Other liabilities	(9,749)	(13,947)

Other, net	3,082	(1,251)

NET CASH PROVIDED BY OPERATING ACTIVITIES	182,775	170,793

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of:

Bonds, notes and redeemable preferred stocks	(921,523)	(509,078)

Mortgage loans	(41,166)	(25,769)

Other investments, excluding short-term investments	(1,514)	(5,043)

Sales of:

Bonds, notes and redeemable preferred stocks	336,574	345,222

Other investments, excluding short-term investments	396	3,433

Redemptions and maturities of:

Bonds, notes and redeemable preferred stocks	255,012	312,947

Mortgage loans	49,933	16,926

Other investments, excluding short-term investments	99,999	53,683

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(222,289)	192,321

See accompanying notes to financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
STATEMENT OF CASH FLOWS (Continued)
For the six months ended June 30, 2002 and 2001
(Unaudited)

	2002	2001

	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Deposits received on:

Fixed annuity contracts	$815,813	$900,743

Universal life insurance contracts	24,128	26,155

Guaranteed investment contracts	—	40,000

Net exchanges from the fixed accounts of variable annuity contracts	(463,914)	(781,401)

Withdrawal payments on:

Fixed annuity contracts	(180,037)	(136,642)

Universal life insurance contracts	(36,849)	(38,242)

Guaranteed investment contracts	(5,365)	(175,874)

Claims and annuity payments on:

Fixed annuity contracts	(49,881)	(26,093)

Universal life insurance contracts	(51,712)	(74,028)

Net (repayments of) receipts from other short-term financings	(13,660)	912

Net payment related to a modified coinsurance transaction	(15,579)	(17,322)

Dividends paid to Parent	—	(94,095)

Net cash and short-term investments transferred to the Parent in distribution of Saamsun Holdings Corp.	(82,873)	—

NET CASH USED IN FINANCING ACTIVITIES	(59,929)	(375,887)

NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS	(99,443)	(12,773)

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	200,064	169,701

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$100,621	$156,928

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid on indebtedness	$6,035	$320

Net income taxes paid to Parent	$54,550	$8,289

See accompanying notes to financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

AIG SunAmerica Life Assurance Company (FKA and currently DBA Anchor National Life Insurance Company) (the “Company”), is a direct wholly owned subsidiary of SunAmerica Life Insurance Company (the “Parent”), which is an indirect wholly owned subsidiary of American International Group, Inc. (“AIG”), a holding company which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities, financial services, retirement services and asset management. The Company is an Arizona-domiciled life insurance company engaged in the business of writing fixed and variable annuities directed to the market for tax-deferred, long-term savings products, administering a closed block of universal life policies and writing guaranteed investment contracts (“GICs”) directed to the institutional marketplace.

The Company changed its name to SunAmerica National Life Insurance Company on October 5, 2001 and further changed its name to AIG SunAmerica Life Assurance Company on January 24, 2002. However, the Company is continuing to do business as Anchor National Life Insurance Company. The Company is seeking regulatory approval to change its name in each state in which it does business to AIG SunAmerica Life Assurance Company effective sometime in the first quarter of 2003.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary, consisting of normal recurring items, to present fairly the Company’s financial position as of June 30, 2002 and consolidated financial position as of December 31, 2001, the results of its operations for the three months and six months ended June 30, 2002 and consolidated operations for the three months and six months ended June 30, 2001 and its cash flows for the six months ended June 30, 2002 and consolidated cash flows for the six months ended June 30, 2001. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001, contained in the Company’s 2001 Annual Report on Form 10K/A. Certain prior period items have been reclassified to conform to the current period’s presentation.

2.  RELATED PARTY TRANSACTIONS

The Company declared a distribution to its Parent, effective January 1, 2002, of 100% of the outstanding capital stock of its consolidated subsidiary, Saamsun Holdings Corporation (“Saamsun”). Pursuant to this distribution, Saamsun became a direct wholly owned subsidiary of the Parent. Saamsun comprised the Company’s asset management and broker-dealer segments (see Note 3). This distribution had a material effect on the Company’s shareholder’s equity, reducing it by $552,384,000. This distribution had the effect of reducing cash and short-term investments by $82,873,000, partnerships by $443,369,000, deferred acquisition costs by $98,428,000, other assets by $108,163,000, other liabilities by $121,635,000 and subordinated notes payable to affiliates by $58,814,000. Pretax income in future periods will be reduced by the earnings of the Company’s asset management and broker-dealer operations, substantially offset by a profit sharing agreement on fees earned on variable annuity subaccounts (see below). Pretax income from these operations, on a combined basis, totaled $5,845,000 for the three months ended June 30, 2001 and $20,632,000 for the six months ended June 30, 2001.

On June 10, 2002, the Company entered into a profit sharing agreement with SunAmerica Asset Management Corp. (“SAAMCO”), a registered investment advisor and formerly a wholly owned subsidiary, whereby SAAMCO will pay its profits earned through servicing the Company’s variable annuity contracts to the Company (“SAAMCO Agreement”). SAAMCO is the investment adviser or business manager for certain trusts that hold deposits from the Company’s variable annuity products. Pursuant to the SAAMCO Agreement, SAAMCO will pay to the Company variable annuity fee income earned from acting as the investment adviser or business manager for certain trusts that hold deposits from the Company’s variable annuity products. The SAAMCO Agreement was retroactive to January 1, 2002. Variable annuity fees of $33,790,000 were included in the statement of income relating to the SAAMCO Agreement, approximately half of which related to first quarter 2002 activity.

3.  SEGMENT INFORMATION

As of January 1, 2002, the Company conducted its business through one business segment, annuity operations. Prior to January 1, 2002, the Company conducted its business through three segments: annuity operations, asset management operations and broker-dealer operations. Annuity operations consisted of the sale and administration of deposit-type insurance contracts, including fixed and variable annuities, universal life insurance contracts and GICs. Asset management operations, which included the distribution and management of mutual funds, were conducted by SAAMCO and its related distributor, SunAmerica Capital Services, Inc. (“SACS”). Broker-dealer operations involved the sale of securities and financial services products, and were conducted by Royal Alliance Associates, Inc. (“Royal Alliance”), formerly a wholly owned subsidiary of the Company.

3.   SEGMENT INFORMATION (Continued)

Pursuant to the distribution of Saamsun to the Parent on January 1, 2002, the Company has only one business segment, annuity operations. For the three months and six months ended June 30, 2001, the Company had three business segments: annuity operations, asset management operations and broker-dealer operations. The operating results of the three months ended June 30, 2002 also include fee income contributed by SAAMCO in accordance with the SAAMCO Agreement. Following is selected information pertaining to the Company’s business segments.

		Asset	Broker-
	Annuity	Management	Dealer
	Operations	Operations	Operations	Total

	(In thousands)
THREE MONTHS ENDED JUNE 30, 2002:

Investment income	$94,886	$—	$—	$94,886

Interest expense	(60,403)	—	—	(60,403)

Net investment income	34,483	—	—	34,483

Net realized investment losses	(10,679)	—	—	(10,679)

Variable annuity fees	102,303	—	—	102,303

Universal life insurance fees, net	5,583	—	—	5,583

Surrender charges	8,353	—	—	8,353

Other fees, net	1,004	—	—	1,004

Total fee income	117,243	—	—	117,243

General and administrative expenses	(24,822)	—	—	(24,822)

Amortization of deferred acquisition costs	(60,704)	—	—	(60,704)

Annual commissions	(15,814)	—	—	(15,814)

Guaranteed minimum death benefits, net	(10,431)	—	—	(10,431)

Pretax income before cumulative effect of accounting change	$29,276	$—	$—	$29,276

Total assets	$24,733,283	$—	$—	$24,733,283

3.   SEGMENT INFORMATION (Continued)

		Asset	Broker-
	Annuity	Management	Dealer
	Operations	Operations	Operations	Total

	(In thousands)
THREE MONTHS ENDED JUNE 30, 2001:

Investment income	$94,138	$6,920	$144	$101,202

Interest expense	(57,729)	(1,028)	(90)	(58,847)

Net investment income	36,409	5,892	54	42,355

Net realized investment losses	(5,669)	(9,050)	—	(14,719)

Variable annuity fees	89,760	2,923	—	92,683

Net retained commissions	—	683	11,916	12,599

Asset management fees	—	16,998	—	16,998

Universal life insurance fees, net	4,845	—	—	4,845

Surrender charges	5,926	—	—	5,926

Other fees, net	898	1,906	313	3,117

Total fee income	101,429	22,510	12,229	136,168

General and administrative expenses	(27,377)	(7,922)	(7,534)	(42,833)

Amortization of deferred acquisition costs	(40,818)	(10,334)	—	(51,152)

Annual commissions	(14,632)	—	—	(14,632)

Guaranteed minimum death benefits, net	(2,731)	—	—	(2,731)

Pretax income before cumulative effect of accounting change	$46,611	$1,096	$4,749	$52,456

Total assets	$25,907,152	$657,683	$67,497	$26,632,332

3.   SEGMENT INFORMATION (Continued)

		Asset	Broker-
	Annuity	Management	Dealer
	Operations	Operations	Operations	Total

	(In thousands)
SIX MONTHS ENDED JUNE 30, 2002:

Investment income	$191,220	$—	$—	$191,220

Interest expense	(119,601)	—	—	(119,601)

Net investment income	71,619	—	—	71,619

Net realized investment losses	(13,714)	—	—	(13,714)

Variable annuity fees	171,459	—	—	171,459

Universal life insurance fees, net	10,346	—	—	10,346

Surrender charges	14,858	—	—	14,858

Other fees, net	2,032	—	—	2,032

Total fee income	198,695	—	—	198,695

General and administrative expenses	(48,082)	—	—	(48,082)

Amortization of deferred acquisition costs	(107,357)	—	—	(107,357)

Annual commissions	(31,620)	—	—	(31,620)

Guaranteed minimum death benefits, net	(17,752)	—	—	(17,752)

Pretax income before cumulative effect of accounting change	$51,789	$—	$—	$51,789

Total assets	$24,733,283	$—	$—	$24,733,283

3.   SEGMENT INFORMATION (Continued)

		Asset	Broker-
	Annuity	Management	Dealer
	Operations	Operations	Operations	Total

	(In thousands)
SIX MONTHS ENDED JUNE 30, 2001:

Investment income	$179,237	$9,412	$334	$188,983

Interest expense	(120,008)	(2,055)	(180)	(122,243)

Net investment income	59,229	7,357	154	66,740

Net realized investment losses	(30,533)	(9,050)	—	(39,583)

Variable annuity fees	180,356	5,893	—	186,249

Net retained commissions	—	1,279	23,757	25,036

Asset management fees	—	34,196	—	34,196

Universal life insurance fees, net	10,074	—	—	10,074

Surrender charges	11,825	—	—	11,825

Other fees, net	1,873	4,234	837	6,944

Total fee income	204,128	45,602	24,594	274,324

General and administrative expenses	(52,679)	(13,166)	(15,211)	(81,056)

Amortization of deferred acquisition costs	(73,768)	(19,648)	—	(93,416)

Annual commissions	(28,565)	—	—	(28,565)

Guaranteed minimum death benefits, net	(5,175)	—	—	(5,175)

Pretax income before cumulative effect of accounting change	$72,637	$11,095	$9,537	$93,269

Total assets	$25,907,152	$657,683	$67,497	$26,632,332

4.  DERIVATIVES

As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements (“Swap Agreements”) to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets into fixed-rate instruments. The Company had one outstanding Swap Agreement subject to the provisions of SFAS 133 with a notional principal of $97,000,000 which matured in June 2002. This agreement effectively converted a $97,000,000 floating rate commercial mortgage to a fixed rate instrument. The agreement was designated as a cash flow hedge. Changes in the market value of this Swap Agreement, net of taxes, were recognized as a component of other comprehensive income. There was no inefficiency associated with this Swap Agreement for the six months ended June 30, 2002.

5.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). As of January 1, 2002, the Company adopted SFAS 142. SFAS 142 requires the Company to discontinue the amortization of goodwill in its income statement. Amortization expense recorded in the Company’s statement of income amounted to $332,000 for the three months ended June 30, 2001 and $695,000 for the six months ended June 30, 2001.

SFAS 142 requires goodwill to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process prescribed in SFAS 142, whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. SFAS 142 also requires the completion of a transitional impairment test in the year of adoption, with any identified impairments recognized as a cumulative effect of a change in accounting principle. The Company has evaluated the impact of the impairment provisions of SFAS 142 as of January 1, 2002, and has determined that no impairment is required to be recorded to the carrying value of the Company’s goodwill balance. Pursuant to the distribution of Saamsun to the Parent on January 1, 2002, the Company transferred $15,547,000 of goodwill belonging to the asset management operations and broker-dealer operations to the Parent.

6.  CONTINGENT LIABILITIES

The Company has entered into eight agreements in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. The maximum liability under these guarantees at June 30, 2002 is $983,000,000. Related to each of these agreements are participation agreements with the Parent under which the Parent will share in $464,350,000 of these liabilities in exchange for a proportionate percentage of the fees received under these agreements. The expiration dates of these commitments are as follows: $420,000,000 in 2004, $405,000,000 in 2005 and $158,000,000 in 2006. Management does not anticipate any material losses with respect to these commitments.

The Company has entered into an agreement whereby it is committed to purchase the remaining principal amount, $96,910,000 as of June 30, 2002, of various market value mortgage-backed securities at par value in March 2006. As of June 30, 2002, the estimated fair value exceeds the principal amount of the securities. At the present time, management does not anticipate any material losses with respect to this agreement.

Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and other matters are not considered material in relation to the financial position, results of operations or cash flows of the Company, with the potential exception of McMurdie et al. v. SunAmerica et al., Case No. BC 194082, filed on July 10, 1998 in the Superior Court for the County of Los Angeles. The lawsuit is a representative action wherein the plaintiffs allege violations of California’s Business and Professions Code Sections 17200 et seq. The Company is vigorously defending the lawsuit. The probability of any particular outcome is not reasonably estimable at this time.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management’s discussion and analysis of financial condition and results of operations of AIG SunAmerica Life Assurance Company (FKA and currently DBA Anchor National Life Insurance Company) (the “Company”) for the three months and six months ended June 30, 2002 and June 30, 2001 follows. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

BUSINESS SEGMENTS

         Effective January 1, 2002, the Company declared a distribution to its Parent, SunAmerica Life Insurance Company (the “Parent”), of 100% of the outstanding capital stock of its then wholly owned subsidiary, Saamsun Holdings Corporation (“Saamsun”). Saamsun was comprised of the Company’s asset management and broker-dealer segments. This distribution decreased the Company’s shareholder’s equity by approximately $552.4 million. Subsequent to this distribution and effective January 1, 2002, the Company’s earnings will no longer include the asset management and broker-dealer operations (see Note 2 of Notes to Financial Statements). This distribution was approved by the Arizona Department of Insurance. The Company’s capital and surplus will remain more than sufficient in relation to its outstanding liabilities and more than adequate relative to its financial needs, and will exceed its regulatory risk-based capital requirements.

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

         Prior to January 1, 2002, the Company had three business segments: annuity operations (as discussed above), asset management operations and broker-dealer operations. The asset management operations were conducted by the Company’s former registered investment advisor subsidiary, SunAmerica Asset Management Corp. (“SAAMCO”), and its related distributor, SunAmerica Capital Services, Inc. (“SACS”). SAAMCO and SACS earn fee income by distributing and managing a diversified family of mutual funds, managing certain subaccounts within the Company’s variable annuity products and providing professional management of individual, corporate and pension plan portfolios. The broker-dealer operations were conducted by the Company’s former broker-dealer subsidiary, Royal Alliance Associates, Inc. (“Royal Alliance”), which sells proprietary annuities and mutual funds and non-proprietary investment products. Royal Alliance earned income from commissions on sales of these products, net of the portion that is passed on to the registered representatives.

RESULTS OF OPERATIONS

         On June 10, 2002, the Company entered into a profit sharing agreement with SAAMCO, whereby SAAMCO will pay its profits earned through servicing the Company’s variable annuity contracts to the Company (“SAAMCO Agreement”). SAAMCO is the investment adviser or business manager for certain trusts that hold deposits from the Company’s variable annuity products. Pursuant to the SAAMCO Agreement, SAAMCO will pay to the Company variable annuity fee income earned from acting as the investment adviser or business manager for certain trusts that hold deposits from the Company’s variable annuity products. The SAAMCO Agreement was retroactive to January 1, 2002. As a result, the operating results of the second quarter of 2002 include such profits contributed to the Company for the entire six months of 2002, which amounted to $29.8 million.

         The Company considers among its most critical accounting policies those policies with respect to valuation of certain financial instruments and amortization of deferred acquisition costs. In the implementation of each of the aforementioned policies, management is required to exercise its judgment on both a quantitative and qualitative basis. Further explanation of how management exercises that judgment is disclosed in the Company’s 2001 Annual Report on Form 10K/A.

         NET INCOME totaled $24.9 million in the second quarter of 2002, compared to $28.8 million in the second quarter of 2001. For the six months, net income amounted to $44.0 million in 2002, compared to $59.6 million in 2001. The operating results of the second quarter of 2002 include fees contributed to the Company from SAAMCO pursuant to the SAAMCO Agreement for the six months of 2002. The operating results of 2001 include those of the asset management and broker-dealer operations. Assuming the Saamsun distribution had occurred on January 1, 2001, the beginning of the prior year periods discussed herein, net income would have been $36.3 million for the second quarter of 2001 and $59.1 million for the six months of 2001.

         CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX reflected the adoption of EITF 99-20 in 2001. The Company recorded a loss of $10.3 million, net of tax, which is recognized in the consolidated statement of income and comprehensive income as a cumulative effect of accounting change for the quarter and six months ended June 30, 2001.

         PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $29.3 million in the second quarter of 2002 and $52.5 million in the second quarter of 2001. The SAAMCO Agreement, effective June 10, 2002, was retroactive to January 1, 2002. Accordingly, pretax income before cumulative effect of accounting change for the second quarter of 2002 is increased by approximately $15.3 million due to amounts related to the first quarter of 2002. For the six months, pretax income before cumulative effect of accounting change totaled $51.8 million in 2001, compared with $93.3 million in 2001. Assuming the Saamsun distribution had occurred on January 1, 2001, the beginning of the prior year periods discussed herein, pretax income before cumulative effect of accounting change would have been $46.6 million for the second quarter of 2001 and $72.6 million for the six months of 2001. The decline in 2002 results compared to 2001 primarily resulted from increased guaranteed minimum death benefits and amortization of deferred acquisition costs, partially offset by decreased net realized investment losses.

         INCOME TAX EXPENSE totaled $4.4 million in the second quarter of 2002, $13.3 million in the second quarter of 2001, $7.8 million in the six months of 2002 and $23.3 million in the six months of 2001, representing effective annualized tax rates of 15%, 25%, 15% and 25%, respectively. Assuming that the Saamsun distribution had occurred on January 1, 2001, the beginning of the prior year periods discussed herein, income tax expense would have been $10.3 million for the second quarter of 2001 and $13.6 million for the six months of 2001, representing an effective tax rate of 22% and 19%, respectively. The decrease in the effective tax rate for 2002 is due primarily to the lower relative pretax income in 2002 as a result of the distribution of Saamsun to the Parent, without corresponding reductions in permanent tax differences.

         Effective January 1, 2002, the Company has one business segment. Therefore, the following discussions include only the annuity operations for the quarters and six months ended 2002 and 2001.

         NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, totaled $34.5 million in the second quarter of 2002 and

$36.4 million in the second quarter of 2001. These amounts equal 2.15% on average invested assets (computed on a daily basis) of $6.42 billion in the second quarter of 2002 and 2.86% on average invested assets of $5.08 billion in the second quarter of 2001. For the six months, net investment income increased to $71.6 million in 2002 from $59.2 million in 2001, representing 2.26% of average invested assets of $6.35 billion in 2002 and 2.27% of average invested assets of $5.21 billion in 2001.

         Net investment spreads include the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. In the second quarter of 2002, average invested assets exceeded average interest-bearing liabilities by $85.9 million, whereas average interest-bearing liabilities exceeded average invested assets by $7.7 million in 2001. The increase in the second quarter of 2002 reflects $120.5 million of net income tax refunds received from the Parent in the fourth quarter of 2001. For the six months, average invested assets exceeded average interest-bearing liabilities by $75.9 million in 2002, compared with $64.2 million in 2001. The difference between the Company’s yield on average invested assets and the rate paid on average interest-bearing liabilities (the “Spread Difference”) was 2.10% in the second quarter of 2002 and 2.88% in the second quarter of 2001. The decrease in the Spread Difference is due primarily to the impact of gains and losses on seed money. In the second quarter, seed money losses were $3.4 million in 2002 compared to seed money gains of $3.3 million in 2001. Excluding the impact of seed money gains and losses, the Spread Difference would have been 2.35% in the second quarter of 2002 and 2.70% in the second quarter of 2001. For the six months, the Spread Difference was 2.21% in both 2002 and 2001.

         Investment income (and the related yields on average invested assets) totaled $94.9 million (5.91%) in the second quarter of 2002, $94.1 million (7.41%) in the second quarter of 2001, $191.2 million (6.02%) in the six months of 2002 and $179.2 million (6.88%) in the six months of 2001. The decrease in the investment yield in 2002 compared to 2001 primarily reflects a lower prevailing interest rate environment. Expenses incurred to manage the investment portfolio amounted to $0.5 million in the second quarter of 2002, $1.4 million in the second quarter of 2001, $1.0 million in the six months of 2002 and $3.2 million in the six months of 2001.

         Interest expense totaled $60.4 million in the second quarter of 2002 and $57.7 million in the second quarter of 2001. For the six months, interest expense aggregated $119.6 million in 2002, compared with $120.0 million in 2001. The average rate paid on all interest-bearing liabilities was 3.81% in the second quarter of 2002, compared with 4.53% in the second quarter of 2001. For the six months, the average rate paid on all interest-bearing liabilities was 3.81% in 2002 and 4.67% in 2001. Interest-bearing liabilities averaged $6.34 billion during the second quarter of 2002, $5.09 billion during the second quarter of 2001, $6.28 billion during the six months of 2002 and $5.14 billion during the six months of 2001. The decline in the overall rates paid in 2002 compared to 2001 resulted primarily from the impact of a declining interest rate environment and the impact of securities lending in 2002 at short-term rates. Excluding the impact of the securities lending program, the average rate paid would have been 3.98% and 3.99% in the second quarter and six months of 2002, respectively.

         Growth in average invested assets largely resulted from cash received from the securities lending program. Changes in average invested assets also reflect sales of the fixed account options of the Company’s variable annuity products (“Fixed Annuity Deposits”), and renewal deposits on its universal life product (“UL Deposits”), partially offset by net exchanges from fixed accounts into the separate accounts of variable annuity contracts. Fixed Annuity Deposits and UL Deposits totaled $467.6 million in the second quarter of 2002, $453.6 million in the second quarter of 2001, $839.9 million in the six months of 2002 and $926.9 million in the six months of 2001, and are largely deposits for the fixed accounts of variable annuities. On an annualized basis, these deposits represent 36%, 39%, 32% and 40%, respectively, of the related reserve balances at the beginning of the respective periods.

         No GIC deposits were received in all of 2002 or the second quarter of 2001. GIC deposits totaled $40.0 million in the six months of 2001. GIC surrenders and maturities totaled $2.5 million in the second quarter of 2002, $12.8 million in the second quarter of 2001, $5.4 million in the six months of 2002 and $175.9 million in the six months of 2001. The GICs issued by the Company are generally variable rate contracts which guarantee the payment of principal and interest for a term of three to five years. GICs purchased by asset management firms for their short-term portfolios either prohibit withdrawals or permit withdrawals with notice ranging from 90 to 270 days. GICS that are purchased by banks for their long-term portfolios or by state and local governmental entities either prohibit withdrawals or permit scheduled book value withdrawals subject to the terms of the underlying indenture or agreement. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity.

         NET REALIZED INVESTMENT LOSSES totaled $10.7 million in the second quarter of 2002, compared with $5.7 million in the second quarter of 2001 and include impairment writedowns of $6.4 million and $8.9 million, respectively. For the six months, net realized investment losses totaled $13.7 million in 2002, compared with $30.5 million in 2001 and include impairment writedowns of $11.4 million and $34.7 million, respectively. Thus, net realized losses from sales and redemptions of investments totaled $4.3 million in the second quarter of 2002, compared to $3.2 million of net realized gains in the second quarter of 2001. For the six months, net realized losses from sales and redemptions of investments totaled $2.3 million in 2002, compared to $4.2 million of net realized gains in 2001.

         The Company sold or redeemed invested assets, principally bonds and notes, aggregating $275.7 million in the second quarter of 2002, $350.3 million in the second quarter of 2001, $701.9 million in the six months of 2002 and $730.0 million in the six months of 2001. Sales of investments result from the active management of the Company’s investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent, on an annualized basis, 0.27%, 0.25%, 0.07% and 0.16%% of average invested assets in the second quarter of 2002, the second quarter of 2001, the six months of 2002 and the six months of 2001, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company’s active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

         Impairment writedowns include $6.4 million, $8.9 million, $11.4 million and $34.7 million of provisions applied to bonds and other invested assets in the second quarter of 2002, the second quarter of 2001, the six months of 2002 and the six months of 2001, respectively. On an annualized basis, impairment writedowns represent 0.40%, 0.70%, 0.36% and 1.33% of average invested assets in the second quarter of 2002, the second quarter of 2001, the six months of 2002 and the six months of 2001, respectively. For the twenty quarters ended June 30, 2002, impairment writedowns as an annualized percentage of average invested assets have ranged up to 1.94% and have averaged 0.49%. Such writedowns are based upon estimates of the net realizable value of invested assets and recorded when declines in value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events. The Company recorded $15.9 million ($10.3 million, net of tax) of additional impairments in 2001 pursuant to the implementation of EITF 99-20. This adjustment was recorded as a cumulative effect of accounting change in the accompanying statement of income and comprehensive income for 2001.

         VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $102.3 million in the second quarter 2002 and $89.8 million in the second quarter 2001, with the 2002 amount including $33.8 million of fees relating to the SAAMCO Agreement, approximately half of which related to the first quarter. For the six months, variable annuity fees totaled $171.5 million in 2002, compared with $180.4 million in 2001. The decreased fees in the six months of 2002 reflect the unfavorable equity market conditions in 2002, and the resulting unfavorable impact on market values of assets in the separate accounts. On an annualized basis, variable annuity fees represent 2.3%, 1.8%, 1.9% and 1.8% of average variable annuity assets in the second quarter of 2002 and 2001 and the six months of 2002 and 2001, respectively. Variable annuity assets averaged $17.75 billion, $19.44 billion, $17.98 billion and $19.63 billion during the respective periods. Variable annuity deposits, which exclude deposits allocated to the fixed accounts of variable annuity products, totaled $311.1 million and $427.2 in the second quarters of 2002 and 2001, respectively. For the six months, variable annuity deposits totaled $636.7 million in 2002, compared with $839.1 million in 2001. On an annualized basis, these amounts represent 7%, 9%, 7% and 8% of variable annuity liabilities at the beginning of the respective periods. The decrease in variable annuity deposits in 2002 reflected lower demand for the variable account options of the Company’s variable annuity products due to the unfavorable equity market conditions discussed above. Transfers from the fixed accounts of the Company’s variable annuity products to the separate accounts are not classified as variable annuity deposits. Accordingly, changes in variable annuity deposits are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company’s variable annuity products.

         Sales of variable annuity products (which include deposits allocated to the fixed accounts) (“Variable Annuity Product Sales”) amounted to $766.8 million, $868.1 million, $1.45 billion and $1.74 billion in the second quarters of 2002 and 2001 and the six months of 2002 and 2001, respectively. Such sales primarily reflect those of the Company’s Polaris and Seasons variable annuity product lines. The Company’s variable annuity products are multi-manager variable annuities that offer investors a choice of several variable funds as well as a number of guaranteed fixed-rate funds. Investors can select from a choice of 4 to 37 variable funds and up to 7 guaranteed fixed-rate funds depending on the product.

         The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of variable annuities and annuities generally (See “Regulation”).

         UNIVERSAL LIFE INSURANCE FEES, NET amounted to $5.6 million in the second quarter of 2002 and $4.8 million in the second quarter of 2001. For the six months, universal life insurance fees totaled $10.3 million in 2002 and $10.1 million in 2001. Universal life insurance fees consist of mortality changes, up-front fees earned on deposits received and administrative fees, net of the excess mortality expense on these contracts. The administrative fees are assessed based on the number of policies in force as of the end of each month. The Company does not actively market universal life insurance contracts. Such fees annualized represent 1.33%, 1.08%, 1.23% and 1.12% of average reserves for universal life insurance contracts in the respective periods.

         SURRENDER CHARGES on fixed and variable annuity contracts and universal life contracts totaled $8.4 million in the second quarter of 2002 and $5.9 million in the second quarter of 2001. For the six months, such surrender charges totaled $14.9 million in 2002 and $11.8 million in 2001. Surrender charges generally are assessed on withdrawals at declining rates during the first seven years of a contract. Withdrawal payments, which exclude claims and lump-sum annuity benefits, totaled $548.8 million in the second quarter of 2002, compared with $491.6 million in the second quarter of 2001. For the six months, such withdrawal payments totaled $1.05 billion in 2002 and $1.02 billion in 2001. Annualized, these payments when expressed as a percentage of average fixed and variable annuity and universal life reserves represent 9.7%, 8.3%, 9.2% and 8.5% for the second quarters of 2002 and 2001 and the six months of 2002 and 2001, respectively. Withdrawals include variable annuity payments from the separate accounts totaling $428.3 million (9.7% of average variable annuity liabilities), $402.2 million (8.3% of average variable annuity liabilities), $833.8 million (9.3% of average variable annuity liabilities) and $841.5 million (8.6% of average variable annuity liabilities) in the second quarters of 2002 and 2001 and the six months of 2002 and 2001, respectively. The increase in withdrawal rates in 2002 reflects a decrease in the market value of assets supporting the variable contracts due to unfavorable market conditions.

         GENERAL AND ADMINISTRATIVE EXPENSES totaled $24.8 million in the second quarter of 2002 and $27.4 million in the second quarter of 2001. For the six months, general and administrative expenses totaled $48.8 million in 2002 and $52.7 million in 2001. General and administrative expenses decreased in 2002 due to lower costs associated with servicing its fixed annuities and universal life policies. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

         AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $60.7 million in the second quarter of 2002, compared to $40.8 million in the second quarter of 2001. For the six months, such amortization totaled $107.4 million in 2002, compared with $73.8 million in 2001. The increase in amortization was primarily related to lower estimates of future gross profits on variable annuity contracts in light of the downturn in the equity markets in 2002, and additional fixed and variable annuity sales and the subsequent amortization of related deferred commissions and other direct selling costs.

         ANNUAL COMMISSIONS totaled $15.8 million in the second quarter of 2002, compared to $14.6 million in the second quarter of 2001. For the six months, annual commissions amounted to $31.6 million in 2002 and $28.6 million in 2001. Annual commissions represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company’s variable annuity contracts. Substantially all of the Company’s currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. The Company estimates that approximately 56% of the average balances of its variable annuity products is currently subject to such annual commissions. Based on current sales, this percentage is expected to increase in future periods.

         GUARANTEED MINIMUM DEATH BENEFITS, NET OF REINSURANCE RECOVERIES totaled $10.4 million in the second quarter of 2002, compared to $2.7 million in the second quarter of 2001. For the six months, guaranteed minimum death benefits amounted to $17.8 million in 2002 and $5.2 million in 2001. Guaranteed minimum death benefits represent the additional death benefits paid to fund minimum policy benefits in excess of the policyholder’s separate account balance. The increase in guaranteed minimum death benefits paid pursuant to the Company’s variable annuity separate account contracts reflect the downturn in the equity markets in 2002. Further downturns in the equity markets could increase these payments.

CAPITAL RESOURCES AND LIQUIDITY

         SHAREHOLDER’S EQUITY decreased to $1.10 billion at June 30, 2002 from $1.59 billion at December 31, 2001, due principally to a $552.4 million distribution to the Parent of its wholly-owned subsidiary, Saamsun, on January 1, 2002 (see Note 2 of Notes to Financial Statements), partially offset by net income of $44.0 million and other comprehensive income of $19.1 million.

         INVESTED ASSETS at June 30, 2002 totaled $6.62 billion, compared with $6.75 billion at December 31, 2001. The Company manages most of its invested assets internally. The Company’s general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the “Bond Portfolio”) is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company’s need for liquidity and other similar factors.

         THE BOND PORTFOLIO, which constituted 74% of the Company’s total investment portfolio at June 30, 2002, had an amortized cost that was $23.2 million greater than its aggregate fair value at June 30, 2002 and $62.8 million greater than its aggregate fair value at December 31, 2001. The decrease in net unrealized losses on the Bond Portfolio during 2002 principally reflects the decline in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at June 30, 2002.

         At June 30, 2002, the Bond Portfolio (excluding $21.5 million of redeemable preferred stocks) included $4.71 billion of bonds rated by Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”), Fitch (“Fitch”) or the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”), and $163.5 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At June 30, 2002, approximately $4.57 billion of the Bond Portfolio was investment grade, including $1.54 billion of mortgage-backed securities (“MBS”) and U.S. government/agency securities.

         At June 30, 2002, the Bond Portfolio included $277.4 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 1.1% of the Company’s total assets and approximately 4.2% of its invested assets.

         Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. These non-investment-grade securities are comprised of bonds spanning 33 industries with 11% of these assets concentrated in telecommunications. No other industry concentration constituted more than 10% of these assets.

         The table on the following page summarizes the Company’s rated bonds by rating classification as of June 30, 2002.

RATED BONDS BY RATING CLASSIFICATION
(Dollars in thousands)

			Issues not rated by S&P/Moody's/
Issues Rated by S&P/Moody's/Fitch			Fitch, by NAIC Category			Total

S&P/Moody's/		Estimated	NAIC		Estimated		Estimated	Percent of
Fitch	Amortized	fair	category	Amortized	fair	Amortized	fair	invested
category (1)	cost	value	(2)	cost	value	cost	value	assets

AAA+ to A- (Aaa to A3) [AAA to A-] {AAA to A-}	$2,531,641	$2,557,074	1	$796,600	$814,246	$3,328,241	$3,371,320	50.91%

BBB+ to BBB- (Baa1 to Baa3) [BBB+ to BBB-] {BBB+ to BBB-}	969,172	944,069	2	253,844	255,795	1,223,016	1,199,864	18.12%

BB+ to BB- (Ba1 to Ba3) [BB+ to BB-] {BB+ to BB-}	120,457	111,304	3	6,808	6,229	127,265	117,533	1.77%

B+ to B- (B1 to B3) [B+ to B-] {B+ to B-}	86,365	69,237	4	60,086	60,174	146,451	129,411	1.95%

CCC+ to C (Caa to C) [CCC] {CCC+ to C-}	38,833	21,512	5	6,558	6,060	45,391	27,572	0.42%

CI to D [DD] {D}	40	26	6	1,350	2,822	1,390	2,848	0.04%

TOTAL RATED ISSUES	$3,746,508	$3,703,222		$1,125,246	$1,145,326	$4,871,754	$4,848,548

Footnotes appear on the following page.

Footnotes to the table of Rated Bonds by Rating Classification

(1)	S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt’s relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody’s rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt’s relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody’s and Fitch ratings if rated by multiple agencies.

(2)	Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody’s/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $163.5 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

         Senior secured loans (“Secured Loans”) are included in the Bond Portfolio and aggregated $256.9 million at June 30, 2002. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At June 30, 2002, Secured Loans consisted of $199.2 million of privately traded securities and $57.7 million of publicly traded securities. These Secured Loans are composed of loans to 57 borrowers spanning 18 industries, with 18% of these assets concentrated in airlines, 16% concentrated in energy and 10% concentrated in financial institutions and 10% concentrated in non-cable media. No other industry constituted more than 8% of these assets.

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

         MORTGAGE LOANS aggregated $684.7 million at June 30, 2002 and consisted of 116 commercial first mortgage loans with an average loan balance of approximately $5.9 million, collateralized by properties located in 28 states. Approximately 27% of this portfolio was office, 23% was multifamily residential, 17% was manufactured housing, 11% was industrial, 10% was hotels, 5% was retail, and 7% was other types. At June 30, 2002, approximately 28% and 11% of this portfolio were secured by properties located in California and New York, respectively, and no more than 9% of this portfolio was secured by properties located in any other single state. At June 30, 2002, 12 mortgage loans have an outstanding balance of $10.0 million or more, which collectively aggregated approximately 42% of this portfolio. At June 30, 2002, approximately 19% of the mortgage loan portfolio consisted of loans with balloon payments due before July 1, 2005. During 2002 and 2001, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

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

         POLICY LOANS totaled $218.2 million at June 30, 2002, compared to $227.0 million at December 31, 2001, and primarily represent loans taken against universal life policies.

         SEPARATE ACCOUNT SEED MONEY totaled $26.0 million at June 30, 2002, compared to $50.6 million at December 31, 2001, and consisted principally of seed money for mutual funds used as investment vehicles for the Company’s variable annuity separate accounts. At December 31, 2001, separate account seed money included $5.0 million of investments for SAAMCO’s mutual funds.

         PARTNERSHIPS totaled $8.3 million at June 30, 2002, constituting investments in 5 partnerships with an average size of approximately $1.7 million. These partnerships are managed by independent money managers that invest in a broad selection of equity and fixed-income securities, currently including 407 separate issuers. The risks generally associated with partnerships include those related to their underlying investments (i.e., equity securities and debt securities), plus a level of illiquidity, which is mitigated to some extent by the existence of contractual termination provisions. At December 31, 2001, partnerships totaled $451.6 million, most of which are partnership assets of SA Affordable Housing, LLC, an indirect wholly owned subsidiary of Saamsun which was transferred to the Parent as part of the distribution of Saamsun on January 1, 2002.

         OTHER INVESTED ASSETS principally includes a securities lending agreement with an affiliated lending agent. The Company has entered into a securities lending agreement with an affiliated lending agent, which authorizes the agent to lend securities held in the Company’s portfolio to a list of authorized borrowers. The Company receives cash collateral in an amount in excess of the market value of the securities loaned. Other collateral received also exceeds the market value of the securities loaned. The Company monitors the daily market value of securities loaned with respect to the collateral value and obtains additional collateral when necessary to ensure that collateral is maintained at a minimum of 102% of the value of the loaned securities. Such collateral is not available for the general use of the Company.

         ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation (i.e. the risk of being forced to sell investments during unfavorable market conditions). The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company’s fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 79% of the Company’s fixed annuity, universal life and GIC reserves had surrender penalties or other restrictions at June 30, 2002.

         As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company’s fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; policy loans; and investments in limited partnerships that invest primarily in fixed-rate securities. At June 30, 2002, these assets had an aggregate fair value of $6.62 billion with a duration of 3.5. The Company’s fixed-rate liabilities include fixed annuity, universal life and GIC reserves. At June 30, 2002, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $6.02 billion with a duration of 2.7. The Company’s potential exposure due to a 10% increase in prevailing interest rates from their June 30, 2002 levels is a loss of approximately $27.9 million, representing a decrease in fair value of its fixed-rate assets that is not offset by a decrease in fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

         As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements (“Swap Agreements”) to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At June 30, 2002, the Company had one outstanding Swap Agreement with a notional principal of $32.2 million. This agreement matures in December 2024.

         The Company seeks to enhance its spread income with reverse repurchase agreements (“Reverse Repos”). Reverse Repos involve a sale of securities and an agreement to repurchase the same securities at a later date at an agreed upon price and are generally over-collateralized. The Company also seeks to provide liquidity by investing in MBSs. MBSs are generally investment-grade securities collateralized by large pools of mortgage loans. MBSs generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of repayments of the underlying mortgage loans.

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

         DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $6.8 million ($4.6 million of bonds and $2.2 million of mortgage loans) at June 30, 2002, and constituted less than 0.2% of total invested assets. At December 31, 2001, defaulted investments totaled $12.0 million ($9.8 million of bonds and $2.2 million of mortgage loans), and constituted approximately 0.4% of total invested assets.

         SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company’s existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. The Company’s liquidity is primarily derived from operating cash flows. At June 30, 2002, approximately $3.56 billion of the Company’s Bond Portfolio had an aggregate unrealized gain of $100.9 million, while approximately $1.31 billion of the Bond Portfolio had an aggregate unrealized loss of $124.1 million. In addition, the Company’s investment portfolio currently provides approximately $49.8 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company’s annuity and GIC products have been more than sufficient in amount to satisfy the Company’s liquidity needs.

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

         The Company has entered into eight agreements in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. The maximum liability under these guarantees at June 30, 2002 is $983.0 million. Related to each of these agreements are participation agreements with the Parent under which the Parent will share in $464.4 million of these liabilities in exchange for a proportionate percentage of the fees received under these agreements. The expiration dates of these commitments are as follows: $420.0 million in 2004, $405.0 million in 2005 and $158.0 million in 2006.

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

         Risk based capital (“RBC”) standards are designed to measure the adequacy of an insurer’s statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer’s RBC is deficient. The RBC formula develops a risk-adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The statutory capital and surplus of the Company exceeded its RBC requirements as of June 30, 2002.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 29 to 31 herein.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
OTHER INFORMATION

Item 1. Legal Proceedings

Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and other matters are not considered material in relation to the financial position, results of operations or cash flows of the Company, with the potential exception of McMurdie et al. v. SunAmerica et al., Case No. BC 194082, filed on July 10, 1998 in the Superior Court for the County of Los Angeles. The lawsuit is a representative action wherein the plaintiffs allege violations of California’s Business and Professions Code Sections 17200 et seq. The Company is vigorously defending the lawsuit. The probability of any particular outcome is not reasonably estimable at this time.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

EXHIBITS

There were no exhibits filed during the three months ended June 30, 2002.

REPORTS FOR FORM 8-K

There were no current reports on Form 8-K filed during the three months ended June 30, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIG SUNAMERICA LIFE ASSURANCE COMPANY Registrant

Date: August 14, 2002	/s/ N. SCOTT GILLIS N. Scott Gillis Senior Vice President (Principal Financial Officer)

Date: August 14, 2002	/s/ MAURICE S. HEBERT Maurice S. Hebert Vice President and Controller (Principal Accounting Officer)