Form 10-Q
period 2002-09-30
AIG SUNAMERICA LIFE ASSURANCE CO
filed 2002-11-12
CIK 6342

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File No. 33-47472

AIG SUNAMERICA LIFE ASSURANCE COMPANY

formerly known as and currently doing business as:
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

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT’S COMMON STOCK ON NOVEMBER 12, 2002 WAS FOLLOWS:

Common Stock (par value $1,000 per share)	3,511 shares outstanding

AIG SUNAMERICA LIFE ASSURANCE COMPANY

INDEX

Page
Number(s)

Part I — Financial Information

Balance Sheet (Unaudited) — September 30, 2002 and December 31, 2001	3-4

Statement of Operations and Comprehensive Income (Unaudited) — Three Months and Nine Months Ended September 30, 2002 and 2001	5-6

Statement of Cash Flows (Unaudited) — Nine Months Ended September 30, 2002 and 2001	7-8

Notes to Financial Statements (Unaudited)	9-16

Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-37

Quantitative and Qualitative Disclosures About Market Risk	38

Controls and Procedures	38

Part II — Other Information	39-44

AIG SUNAMERICA LIFE ASSURANCE COMPANY
BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2002	2001

	(In thousands)
ASSETS

Investments and cash:

Cash and short-term investments	$217,713	$200,064

Bonds, notes and redeemable preferred stocks available for sale, at fair value (amortized cost: September 30, 2002, $5,198,481; December 31, 2001, $4,607,901)	5,267,561	4,545,075

Mortgage loans	716,096	692,392

Policy loans	217,371	226,961

Separate account seed money	24,526	50,560

Common stocks available for sale, at fair value (cost: September 30, 2002, $4,203; December 31, 2001, $1,288)	3,031	861

Partnerships	8,610	451,583

Real estate	20,091	20,091

Other invested assets	698,036	563,739

Total investments and cash	7,173,035	6,751,326

Variable annuity assets held in separate accounts	14,195,232	18,526,413

Accrued investment income	76,049	65,272

Deferred acquisition costs	1,313,838	1,419,498

Contribution receivable from Parent	200,000	—

Income taxes currently receivable from Parent	102,993	61,435

Goodwill	4,603	20,150

Other assets	21,763	96,011

TOTAL ASSETS	$23,087,513	$26,940,105

See accompanying notes to financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
BALANCE SHEET (Continued)
(Unaudited)

	September 30,	December 31,
	2002	2001

	(In thousands)
LIABILITIES AND SHAREHOLDER’S EQUITY

Reserves, payables and accrued liabilities:

Reserves for fixed annuity contracts	$4,150,176	$3,498,917

Reserves for universal life insurance contracts	1,688,664	1,738,493

Reserves for guaranteed investment contracts	409,522	483,861

Collateral held under securities lending agreements	698,036	541,899

Modified coinsurance deposit liability	38,164	61,675

Payable to brokers	41,052	4,479

Other liabilities	183,345	220,588

Total reserves, payables and accrued liabilities	7,208,959	6,549,912

Variable annuity liabilities related to separate accounts	14,195,232	18,526,413

Subordinated notes payable to affiliates	—	58,814

Deferred income taxes	343,842	210,970

Shareholder’s equity:

Common stock	3,511	3,511

Additional paid-in capital	1,125,753	925,753

Retained earnings	179,596	694,004

Accumulated other comprehensive income (loss)	30,620	(29,272)

Total shareholder’s equity	1,339,480	1,593,996

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$23,087,513	$26,940,105

See accompanying notes to financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months and nine months ended September 30, 2002 and 2001
(Unaudited)

	Three Months		Nine Months

	2002	2001	2002	2001

	(In thousands)
Investment income	$98,633	$85,330	$289,853	$274,313

Interest expense on:

Fixed annuity contracts	(36,689)	(33,415)	(104,524)	(96,531)

Universal life insurance contracts	(20,658)	(20,636)	(60,292)	(61,424)

Guaranteed investment contracts	(2,679)	(5,238)	(8,776)	(21,342)

Security lending agreements	(3,653)	(73)	(9,688)	(73)

Subordinated notes payable to affiliates	—	(1,117)	—	(3,352)

Total interest expense	(63,679)	(60,479)	(183,280)	(182,722)

NET INVESTMENT INCOME	34,954	24,851	106,573	91,591

NET REALIZED INVESTMENT LOSSES	(17,478)	(17,847)	(31,192)	(57,430)

Fee income:

Variable annuity fees	74,076	88,528	245,535	274,777

Net retained commissions	—	11,923	—	36,959

Asset management fees	—	15,709	—	49,905

Universal life insurance fees, net	3,923	5,389	14,269	15,463

Surrender charges	9,143	6,127	24,001	17,952

Other fees	932	3,438	2,964	10,382

TOTAL FEE INCOME	88,074	131,114	286,769	405,438

GENERAL AND ADMINISTRATIVE EXPENSES	(18,895)	(28,872)	(66,977)	(109,928)

AMORTIZATION OF DEFERRED ACQUISITION COSTS	(50,701)	(54,671)	(158,058)	(148,087)

ANNUAL COMMISSIONS	(13,607)	(14,297)	(45,227)	(42,862)

GUARANTEED MINIMUM DEATH BENEFITS, NET OF REINSURANCE RECOVERIES	(30,935)	(5,812)	(48,687)	(10,987)

PRETAX (LOSS) INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(8,588)	34,466	43,201	127,735

Income tax benefit (expense)	2,544	(6,806)	(5,225)	(30,123)

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(6,044)	27,660	37,976	97,612

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX	—	—	—	(10,342)

NET (LOSS) INCOME	(6,044)	27,660	37,976	87,270

See accompanying notes to financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
For the three months and nine months ended September 30, 2002 and 2001
(Unaudited)

	Three Months		Nine Months

	2002	2001	2002	2001

	(In thousands)
OTHER COMPREHENSIVE INCOME, NET OF TAX:

Net unrealized gains on debt and equity securities available for sale identified in the current period (net of income tax expense of $17,539 and $18,336 for the three months ended September 30, 2002 and 2001, respectively, and $24,814 and $23,990 for the nine months of 2002 and 2001, respectively)	32,572	34,053	46,084	38,110

Less reclassification adjustment for net realized losses included in net income (net of income tax benefit of $4,421 and $9,930 for the three months ended September 30, 2002 and 2001, respectively, and $8,212 and $21,326 for the nine months of 2002 and 2001, respectively)	8,210	18,442	15,250	39,606

CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	—	1,389

Net change related to cash flow hedges (net of income tax expense of $71 for the three months ended September 30, 2001 and income tax benefit of $776 and income tax expense of $338 for the nine months of 2002 and 2001, respectively)	—	131	(1,442)	628

OTHER COMPREHENSIVE INCOME	40,782	52,626	59,892	79,733

COMPREHENSIVE INCOME	$34,738	$80,286	$97,868	$167,003

See accompanying notes to financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2002 and 2001
(Unaudited)

	2002	2001

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$37,976	$87,270

Adjustment to reconcile net income to net cash provided by operating activities:

Cumulative effect of accounting change, net of tax	—	10,342

Interest credited to:

Fixed annuity contracts	104,524	96,531

Universal life insurance contracts	60,292	61,424

Guaranteed investment contracts	8,776	21,342

Net realized investment losses	31,192	57,430

Amortization of net premiums on investments	185	10,839

Universal life insurance fees, net	(14,269)	(15,463)

Amortization of goodwill	—	1,088

Amortization of deferred acquisition costs	158,058	148,087

Acquisition costs deferred	(187,626)	(273,658)

Provision for deferred income taxes	113,116	99,920

Change in:

Accrued investment income	(10,822)	(10,769)

Other assets	51	13,873

Income taxes currently receivable from Parent	(53,341)	(80,241)

Due from/to affiliates	(11,542)	4,321

Other liabilities	13,293	(15,020)

Other, net	30,110	23,668

NET CASH PROVIDED BY OPERATING ACTIVITIES	279,973	240,984

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of:

Bonds, notes and redeemable preferred stocks	(1,679,989)	(1,558,021)

Mortgage loans	(94,360)	(45,424)

Other investments, excluding short-term investments	(12,741)	(7,587)

Sales of:

Bonds, notes and redeemable preferred stocks	684,746	595,957

Other investments, excluding short-term investments	609	5,087

Redemptions and maturities of:

Bonds, notes and redeemable preferred stocks	418,899	400,005

Mortgage loans	71,964	51,344

Other investments, excluding short-term investments	110,345	64,950

NET CASH USED IN INVESTING ACTIVITIES	(500,527)	(493,689)

See accompanying notes to financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
STATEMENT OF CASH FLOWS (Continued)
For the nine months ended September 30, 2002 and 2001
(Unaudited)

	2002	2001

	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:

Deposits received on:

Fixed annuity contracts	$1,259,701	$1,871,375

Universal life insurance contracts	36,658	39,006

Guaranteed investment contracts	—	40,000

Net exchanges from the fixed accounts of variable annuity contracts	(281,274)	(993,929)

Withdrawal payments on:

Fixed annuity contracts	(392,719)	(203,038)

Universal life insurance contracts	(52,433)	(43,706)

Guaranteed investment contracts	(83,119)	(185,959)

Claims and annuity payments on:

Fixed annuity contracts	(72,794)	(38,029)

Universal life insurance contracts	(76,362)	(112,563)

Net receipts from other short-term financings	6,929	10,436

Net payment related to a modified coinsurance transaction	(23,511)	(28,542)

Dividends paid to Parent	—	(94,095)

Net cash and short-term investments transferred to the Parent in distribution of Saamsun Holdings Corp.	(82,873)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	238,203	260,956

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS	17,649	8,251

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	200,064	169,701

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$217,713	$177,952

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid on indebtedness	$9,688	$550

Net income taxes refunded by (paid to) Parent	$54,550	$(10,477)

See accompanying notes to financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

AIG SunAmerica Life Assurance Company (formerly known as and currently doing business as Anchor National Life Insurance Company) (the “Company”), is a direct wholly owned subsidiary of SunAmerica Life Insurance Company (the “Parent”), which is an indirect wholly owned subsidiary of American International Group, Inc. (“AIG”), a holding company which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities, financial services, retirement services and asset management. The Company is an Arizona-domiciled life insurance company engaged in the business of writing fixed and variable annuities directed to the market for tax-deferred, long-term savings products, administering a closed block of universal life policies and writing guaranteed investment contracts (“GICs”) directed to the institutional marketplace.

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary, consisting of normal recurring items, to present fairly the Company’s financial position as of September 30, 2002 and consolidated financial position as of December 31, 2001, the results of its operations for the three months and nine months ended September 30, 2002 and consolidated operations for the three months and nine months ended September 30, 2001 and its cash flows for the nine months ended September 30, 2002 and consolidated cash flows for the nine months ended September 30, 2001. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001, contained in the Company’s 2001 Annual Report on Form 10K/A. Certain prior period items have been reclassified to conform to the current period’s presentation.

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

2.	RELATED PARTY TRANSACTIONS (Continued)

payable to affiliates by $58,814,000. Pretax income in future periods will be reduced by the earnings of the Company’s asset management and broker-dealer operations, substantially offset by a profit sharing agreement on fees earned on variable annuity subaccounts (see below). Pretax income from these operations, on a combined basis, totaled $12,089,000 for the three months ended September 30, 2001 and $32,721,000 for the nine months ended September 30, 2001.

On June 10, 2002, the Company entered into a profit sharing agreement with SunAmerica Asset Management Corp. (“SAAMCO”), a registered investment advisor and affiliate of the Company, whereby SAAMCO will contribute to the Company on a quarterly basis its profits earned in connection with its role as investment advisor and/or business manager to several open-end investment management companies registered under the Investment Company Act of 1940, as amended, that fund the variable investment options available to investors through the Company’s variable annuity contracts (the “SAAMCO Agreement”). The SAAMCO Agreement was retroactive to January 1, 2002. Variable annuity fees of $48,414,000 were included in the statement of operations relating to the SAAMCO Agreement for the nine months ended September 30, 2002. Of this amount, $43,744,000 has been paid to the Company in 2002 and $4,670,000 remains in receivable at September 30, 2002.

On September 30, 2002, the Parent declared a $200,000,000 capital contribution to the Company pending approval by the State of Arizona Department of Insurance. The Parent received approval in October 2002 and the contribution to the Company was made on October 30, 2002. At September 30, 2002, the Company has recorded a receivable from Parent for this contribution.

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

Pursuant to the distribution of Saamsun to the Parent on January 1, 2002, the Company has only one business segment, annuity operations. For the three months and nine months ended September 30, 2001, the Company had three business segments: annuity operations, asset management operations and broker-dealer operations. Following is selected information pertaining to the Company’s business segments.

		Asset	Broker-
	Annuity	Management	Dealer
	Operations	Operations	Operations	Total

	(In thousands)
THREE MONTHS ENDED SEPTEMBER 30, 2002:

Investment income	$98,633	$—	$—	$98,633

Interest expense	(63,679)	—	—	(63,679)

Net investment income	34,954	—	—	34,954

Net realized investment losses	(17,478)	—	—	(17,478)

Variable annuity fees	74,076	—	—	74,076

Universal life insurance fees, net	3,923	—	—	3,923

Surrender charges	9,143	—	—	9,143

Other fees	932	—	—	932

Total fee income	88,074	—	—	88,074

General and administrative expenses	(18,895)	—	—	(18,895)

Amortization of deferred acquisition costs	(50,701)	—	—	(50,701)

Annual commissions	(13,607)	—	—	(13,607)

Guaranteed minimum death benefits, net of reinsurance recoveries	(30,935)	—	—	(30,935)

Pretax loss before Cumulative effect of accounting change	$(8,588)	$—	$—	$(8,588)

Total assets	$23,087,513	$—	$—	$23,087,513

3.	SEGMENT INFORMATION (Continued)

		Asset	Broker-
	Annuity	Management	Dealer
	Operations	Operations	Operations	Total

	(In thousands)
THREE MONTHS ENDED SEPTEMBER 30, 2001:

Investment income	$85,251	$(33)	$112	$85,330

Interest expense	(59,362)	(1,027)	(90)	(60,479)

Net investment income	25,889	(1,060)	22	24,851

Net realized investment losses (gains)	(19,397)	1,550	—	(17,847)

Variable annuity fees	85,705	2,823	—	88,528

Net retained commissions	—	475	11,448	11,923

Asset management fees	—	15,709	—	15,709

Universal life insurance fees, net	5,389	—	—	5,389

Surrender charges	6,127	—	—	6,127

Other fees	946	2,059	433	3,438

Total fee income	98,167	21,066	11,881	131,114

General and administrative expenses	(18,455)	(3,386)	(7,031)	(28,872)

Amortization of deferred acquisition costs	(43,718)	(10,953)	—	(54,671)

Annual commissions	(14,297)	—	—	(14,297)

Guaranteed minimum death benefits, net of reinsurance recoveries	(5,812)	—	—	(5,812)

Pretax income before cumulative effect of accounting change	$22,377	$7,217	$4,872	$34,466

Total assets	$24,035,054	$677,972	$71,815	$24,784,841

3.	SEGMENT INFORMATION (Continued)

		Asset	Broker-
	Annuity	Management	Dealer
	Operations	Operations	Operations	Total

	(In thousands)
NINE MONTHS ENDED SEPTEMBER 30, 2002:

Investment income	$289,853	$—	$—	$289,853

Interest expense	(183,280)	—	—	(183,280)

Net investment income	106,573	—	—	106,573

Net realized investment losses	(31,192)	—	—	(31,192)

Variable annuity fees	245,535	—	—	245,535

Universal life insurance fees, net	14,269	—	—	14,269

Surrender charges	24,001	—	—	24,001

Other fees	2,964	—	—	2,964

Total fee income	286,769	—	—	286,769

General and administrative expenses	(66,977)	—	—	(66,977)

Amortization of deferred acquisition costs	(158,058)	—	—	(158,058)

Annual commissions	(45,227)	—	—	(45,227)

Guaranteed minimum death benefits, net of reinsurance recoveries	(48,687)	—	—	(48,687)

Pretax income before cumulative effect of accounting change	$43,201	$—	$—	$43,201

Total assets	$23,087,513	$—	$—	$23,087,513

3.	SEGMENT INFORMATION (Continued)

		Asset	Broker-
	Annuity	Management	Dealer
	Operations	Operations	Operations	Total

	(In thousands)
NINE MONTHS ENDED SEPTEMBER 30, 2001:

Investment income	$264,488	$9,379	$446	$274,313

Interest expense	(179,370)	(3,082)	(270)	(182,722)

Net investment income	85,118	6,297	176	91,591

Net realized investment losses	(49,930)	(7,500)	—	(57,430)

Variable annuity fees	266,061	8,716	—	274,777

Net retained commissions	—	1,754	35,205	36,959

Asset management fees	—	49,905	—	49,905

Universal life insurance fees, net	15,463	—	—	15,463

Surrender charges	17,952	—	—	17,952

Other fees	2,819	6,293	1,270	10,382

Total fee income	302,295	66,668	36,475	405,438

General and administrative expenses	(71,134)	(16,552)	(22,242)	(109,928)

Amortization of deferred acquisition costs	(117,486)	(30,601)	—	(148,087)

Annual commissions	(42,862)	—	—	(42,862)

Guaranteed minimum death benefits, net of reinsurance recoveries	(10,987)	—	—	(10,987)

Pretax income before cumulative effect of accounting change	$95,014	$18,312	$14,409	$127,735

Total assets	$24,035,054	$677,972	$71,815	$24,784,841

4.	DERIVATIVES

As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements (“Swap Agreements”) to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets into fixed-rate instruments. The Company had one outstanding Swap Agreement subject to the provisions of SFAS 133 with a notional principal of $97,000,000 which matured in June 2002. This agreement effectively converted a $97,000,000 floating rate commercial mortgage to a fixed rate instrument. The agreement was designated as a cash flow hedge. Changes in the market value of this Swap Agreement, net of taxes, were recognized as a component of other comprehensive income. There was no inefficiency associated with this Swap Agreement in 2002.

5.	RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). As of January 1, 2002, the Company adopted SFAS 142. SFAS 142 requires the Company to discontinue the amortization of goodwill in its income statement. Amortization expense recorded in the Company’s statement of income amounted to $393,000 for the three months ended September 30, 2001 and $1,088,000 for the nine months ended September 30, 2001, of which $269,000 and $715,000 related to the asset management and broker-dealer segments which were distributed to its Parent, effective January 1, 2002.

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

The Company has entered into eight agreements in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. The maximum liability under these guarantees at September 30, 2002 is $983,000,000. Related to each of these agreements are participation agreements with the Parent under which the Parent will share in $464,350,000 of these liabilities in exchange for a proportionate percentage of the fees received under these agreements. The expiration dates of these commitments are as follows: $420,000,000 in 2004, $405,000,000 in 2005 and $158,000,000 in 2006. Management does not anticipate any material losses with respect to these commitments.

The Company has entered into an agreement whereby it is committed to purchase the remaining principal amount, $66,513,000 as of September 30, 2002, of various mortgage-backed securities at par value in March 2006. As of September 30, 2002, the estimated fair value exceeded the principal amount of the securities. At the present time, management does not anticipate any material losses with respect to this agreement.

Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and other matters are not considered material in relation to the financial position, results of operations or cash flows of the Company.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management’s discussion and analysis of financial condition and results of operations of AIG SunAmerica Life Assurance Company (FKA and currently DBA Anchor National Life Insurance Company) (the “Company”) for the three months and nine months ended September 30, 2002 and September 30, 2001 follows. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

CRITICAL ACCOUNTING POLICIES

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

         VALUATION OF CERTAIN FINANCIAL INSTRUMENTS: Gross unrealized losses on debt and equity securities available for sale amounted to $148.8 million at September 30, 2002. In determining if and when a decline in fair value below amortized cost is other-than-temporary, we evaluate at each reporting period the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments in debt and marketable equity securities. In particular, for debt securities, the Company assesses the probability that all amounts due are collectible according to the contractual terms of the obligation. When such a decline in value is deemed to be other-than-temporary, we recognize an impairment loss in the current period operating results to the extent of the decline.

         Securities in our portfolio with a carrying value of approximately $1.03 billion at September 30, 2002 do not have readily determinable market prices. For these securities, we estimate their fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, we use our most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale. Our ability to liquidate our positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and we may not be able to dispose of these investments in a timely manner. Although we believe our estimates reasonably reflect the fair value of those securities, our key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral (if any), and other factors may not reflect those of an active market.

         AMORTIZATION OF DEFERRED ACQUISITION COSTS: Deferred acquisition costs (“DAC”) are amortized based on a percentage of expected gross profits (“EGPs”) over the life of the underlying policies. EGPs are computed based on assumptions related to the underlying policies written, including their anticipated duration, the growth rate of the separate account assets (with respect to variable annuities) or general account assets (with respect to fixed annuities) supporting the annuity obligations, and the level of expenses necessary to maintain the policies. The Company adjusts DAC amortization (a “DAC unlocking”) when estimates of current or future gross profits to be realized from its annuity policies are revised.

         The assumption for the long-term annual net growth of the separate account assets used by the Company in the determination of DAC amortization with respect to its variable annuity policies is 10% (the “long-term growth rate assumption”). The Company uses a “reversion to the mean” methodology which allows the Company to maintain this 10% long-term growth rate assumption, while also giving consideration to the effect of short-term swings in the equity markets. For example, if performance were 15% during the first year following the introduction of a product, the DAC model would assume that market returns for the following five years (the “short-term growth rate assumption”) would approximate 9%, resulting in an average annual growth rate of 10% during the life of the product. Similarly, following periods of below 10% performance, the model will assume a short-term growth rate higher than 10%. A DAC unlocking will occur if management deems the short-term growth rate (i.e., the growth rate required to revert to the mean 10% growth rate over a five-year period) to be unreasonable. The use of a reversion to the mean assumption is common within the industry; however, the parameters used in the methodology are subject to judgment and vary within the industry.

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

RESULTS OF OPERATIONS

         On June 10, 2002, the Company entered into a profit sharing agreement with SAAMCO whereby SAAMCO will contribute to the Company on a quarterly basis its profits earned in connection with its role as investment advisor and/or business manager to several open-end investment management companies registered under the Investment Company Act of 1940, as amended, that fund the variable investment options available to investors through the Company’s variable annuity contracts (the “SAAMCO Agreement”). The SAAMCO Agreement was retroactive to January 1, 2002.

         NET LOSS totaled $6.0 million in the third quarter of 2002, compared to net income of $27.7 million in the third quarter of 2001. For the nine months, net income amounted to $38.0 million in 2002, compared to $87.3 million in 2001. The operating results of the third quarter and nine months of 2002 include fees contributed to the Company from SAAMCO pursuant to the SAAMCO Agreement. The operating results of 2001 include those of the asset management and broker-dealer operations. Assuming the Saamsun distribution had occurred on January 1, 2001, the beginning of the prior year periods discussed herein, net income would have been $17.2 million for the third quarter of 2001 and $59.4 million for the nine months of 2001.

         CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX reflected the adoption of EITF 99-20 in 2001. The Company recorded a loss of $10.3 million, net of tax, which is recognized in the consolidated statement of income and comprehensive income as a cumulative effect of accounting change for the nine months ended September 30, 2001.

         PRETAX INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled ($8.6) million in the third quarter of 2002 compared with $34.5 million in the third quarter of 2001. For the nine months, pretax income before cumulative effect of accounting change totaled $43.2 million in 2002, compared with $127.7 million in 2001. Assuming the Saamsun distribution had occurred on January 1, 2001, the beginning of the prior year periods discussed herein, pretax income before cumulative effect of accounting change would have been $22.4 million for the third quarter of 2001 and $95.0 million for the nine months of 2001. The decline in 2002 results compared to 2001 primarily resulted from lower fee income and increased guaranteed minimum death benefits on variable annuities, partially offset by decreased general and administrative expenses and decreased net realized investment losses.

         INCOME TAXES totaled $2.5 million of tax benefit in the third quarter of 2002, $6.8 million of tax expense in the third quarter of 2001, $5.2 million of tax expense in the nine months of 2002 and $30.1 million of tax expense in the nine months of 2001, representing effective annualized tax rates of a benefit rate of 30% for the third quarter of 2002 and tax expense rates of 20%, 12% and 24% for the third quarter of 2001, the nine months of 2002 and the nine months of 2001, respectively. The benefit recorded in the third quarter of 2002 is the result of an adjustment reducing the current estimated annual tax rate as a result of lower than expected relative pretax income without corresponding reductions in permanent tax differences. The decrease in the effective tax rates for 2002 is due primarily to the lower relative pretax income in 2002 without corresponding reductions in permanent tax differences. Assuming that the Saamsun distribution had occurred on January 1, 2001, the beginning of the prior year periods discussed herein, income tax expense would have been $5.2 million for the third quarter of 2001 and $25.2 million for the nine months of 2001, representing an effective tax rate of 23% and 27%, respectively.

         Effective January 1, 2002, the Company has one business segment. Therefore, the following discussions include only the annuity operations for the quarters and nine months ended 2002 and 2001.

         NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, totaled $35.0 million in the third quarter of 2002 and $25.9 million in the third quarter of 2001. These amounts equal 2.01% on average invested assets (computed on a daily basis) of $6.96 billion in the third quarter of 2002 and 1.94% on average invested assets of $5.34 billion in the third quarter of 2001. For the nine months, net investment income increased to $106.6 million in 2002 from $85.1 million in 2001, representing 2.17% of average invested assets of $6.56 billion in 2002 and 2.16% of average invested assets of $5.25 billion in 2001.

         Net investment spreads include the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. In the third quarter of 2002, average invested assets exceeded average interest-bearing liabilities by $110.5 million, whereas average interest-bearing liabilities exceeded average invested assets by $0.3 million in 2001. For the nine months, average invested assets exceeded average interest-bearing liabilities by $87.6 million in 2002, compared with $42.5 million in 2001. The increase in 2002 reflects $120.5 million of net income tax refunds received from the Parent in the fourth quarter of 2001. The difference between the Company’s yield on average invested assets and the rate paid on average interest-bearing liabilities (the “Spread Difference”) was 1.96% in the third quarter of 2002 and 1.94% in the third quarter of 2001. For the nine months, the Spread Difference was 2.11% in 2002 and 2.13% 2001.

         Investment income (and the related yields on average invested assets) totaled $98.6 million (5.67%) in the third quarter of 2002, $85.3 million (6.39%) in the third quarter of 2001, $289.9 million (5.89%) in the nine months of 2002 and $264.5 million (6.72%) in the nine months of 2001. The decrease in the investment yield in 2002 compared to 2001 primarily reflects a lower prevailing interest rate environment. Expenses incurred to manage the investment portfolio amounted to $0.5 million in the third quarter of 2002, $1.7 million in the third quarter of 2001, $1.5 million in the nine months of 2002 and $4.8 million in the nine months of 2001.

         Interest expense totaled $63.7 million in the third quarter of 2002 and $59.4 million in the third quarter of 2001. For the nine months, interest expense aggregated $183.3 million in 2002, compared with $179.4 million in 2001. The average rate paid on all interest-bearing liabilities was 3.72% in the third quarter of 2002, compared with 4.45% in the third quarter of 2001. For the nine months, the average rate paid on all interest-bearing liabilities was 3.78% in 2002 and 4.59% in 2001. Interest-bearing liabilities averaged $6.85 billion during the third quarter of 2002, $5.34 billion during the third quarter of 2001, $6.47 billion during the nine months of 2002 and $5.21 billion during the nine months of 2001. The decline in the overall rates paid in 2002 compared to 2001 resulted primarily from the impact of a declining interest rate environment and the impact of securities lending in 2002 at short-term rates. The Company lends its securities and primarily takes cash as collateral with respect to the securities lent. This collateral is an amount in excess of the fair value of the securities lent. Collateral received that is other than cash also exceeds the fair value of the securities lent. Income earned on the collateral is recorded as net investment income while interest paid on the securities lending agreements and the related management fees paid to administer the program are recorded as interest expense in the statement of income and comprehensive income. Excluding the impact of the securities lending program, the average rate paid would have been 3.91% and 3.96% in the third quarter and nine months of 2002, respectively.

         Growth in average invested assets resulted from cash received from the securities lending program and from sales of the fixed account options of the Company’s variable annuity products (“Fixed Annuity Deposits”), and renewal deposits on its universal life product (“UL Deposits”), partially offset by net exchanges from fixed accounts into the separate accounts of variable annuity contracts. Fixed Annuity Deposits and UL Deposits totaled $456.4 million in the third quarter of 2002, $983.5 million in the third quarter of 2001, $1.30 billion in the nine months of 2002 and $1.91 billion in the nine months of 2001, and are largely deposits for the fixed accounts of variable annuities. On an annualized basis, these deposits represent 34%, 86%, 33% and 55%, respectively, of the related reserve balances at the beginning of the respective periods. Fixed Annuity Deposits were higher by approximately $500 million in the third quarter of 2001 due to a one-month promotion on the Company’s Advisor product, which was not repeated in 2002.

         No GIC deposits were received in all of 2002 or the third quarter of 2001. GIC deposits totaled $40.0 million in the nine months of 2001. GIC surrenders and maturities totaled $77.8 million in the third quarter of 2002, $10.1 million in the third quarter of 2001, $83.1 million in the nine months of 2002 and $186.0 million in the nine months of 2001. The GICs issued by the Company are generally variable rate contracts which guarantee the payment of principal and interest for a term of three to five years. GICs purchased by asset management firms for their short-term portfolios either prohibit withdrawals or permit withdrawals with notice ranging from 90 to 270 days. GICS that are purchased by banks for their long-term portfolios or by state and local governmental entities either prohibit withdrawals or permit scheduled book value withdrawals subject to the terms of the underlying indenture or agreement. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity.

         NET REALIZED INVESTMENT LOSSES totaled $17.5 million in the third quarter of 2002, compared with $19.4 million in the third quarter of 2001 and include impairment writedowns of $10.5 million and $23.6 million, respectively. For the nine months, net realized investment losses totaled $31.2 million in 2002, compared with $49.9 million in 2001 and include impairment writedowns of $22.0 million and $58.3 million, respectively. Thus, net realized losses from sales and redemptions of investments totaled $7.0 million in the third quarter of 2002, compared to $4.2 million of net realized gains in the third quarter of 2001. For the nine months, net realized losses from sales and redemptions of investments totaled $9.2 million in 2002, compared to $8.4 million of net realized gains in 2001.

         The Company sold or redeemed invested assets, principally bonds and notes, aggregating $517.9 million in the third quarter of 2002, $377.8 million in the third quarter of 2001, $1.22 billion in the nine months of 2002 and $1.11 billion in the nine months of 2001. Sales of investments result from the active management of the Company’s investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent, on an annualized basis, 0.40%, 0.31%, 0.19% and 0.21% of average invested assets in the third quarter of 2002, the third quarter of 2001, the nine months of 2002 and the nine months of 2001, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company’s active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

         Impairment writedowns include $10.5 million, $23.6 million, $22.0 million and $58.3 million of provisions applied to bonds and other invested assets in the third quarter of 2002, the third quarter of 2001, the nine months of 2002 and the nine months of 2001, respectively. On an annualized basis, impairment writedowns represent 0.60%, 1.77%, 0.45% and 1.48% of average invested assets in the third quarter of 2002, the third quarter of 2001, the nine months of 2002 and the nine months of 2001, respectively. For the twenty quarters ended September 30, 2002, impairment writedowns as an annualized percentage of average invested assets have ranged up to 1.94% and have averaged 0.49%. Such writedowns are based upon estimates of the net realizable value of invested assets and recorded when declines in value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events. The Company recorded $15.9 million ($10.3 million, net of tax) of additional impairments in 2001 pursuant to the implementation of EITF 99-20. This adjustment was recorded as a cumulative effect of accounting change in the accompanying consolidated statement of income and comprehensive income for 2001.

         VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $74.1 million in the third quarter 2002 and $85.7 million in the third quarter 2001. For the nine months, variable annuity fees totaled $245.5 million in 2002, compared with $266.1 million in 2001. The 2002 amounts include $14.6 million and $48.4 million of fees relating to the SAAMCO Agreement for the three and nine months periods ended September 30, 2002. The decreased fees in the nine months of 2002 reflect the unfavorable equity market conditions in 2002, and the resulting unfavorable impact on market values of assets in the separate accounts. On an annualized basis, variable annuity fees represent 2.0%, 1.9%, 1.9% and 1.8% of average variable annuity assets in the third quarters of 2002 and 2001 and the nine months of 2002 and 2001, respectively. Variable annuity assets averaged $15.14 billion, $18.32 billion, $17.03 billion and $19.20 billion during the respective periods. Variable annuity deposits, which exclude deposits allocated to the fixed accounts of variable annuity products, totaled $236.5 million and $307.4 in the third quarters of 2002 and 2001, respectively. For the nine months, variable annuity deposits totaled $873.2 million in 2002, compared with $1.15 billion in 2001. On an annualized basis, these amounts represent 6%, 6%, 6% and 7% of variable annuity liabilities at the beginning of the respective periods. The decrease in variable annuity deposits in 2002 reflected lower demand for the variable account options of the Company’s variable annuity products due to the unfavorable equity market conditions discussed above. Transfers from the fixed accounts of the Company’s variable annuity products to the separate accounts are not classified as variable annuity deposits.

Accordingly, changes in variable annuity deposits are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company’s variable annuity products.

         Sales of variable annuity products (which include deposits allocated to the fixed accounts) (“Variable Annuity Product Sales”) amounted to $680.3 million, $1.28 billion, $2.13 billion and $3.02 billion in the third quarters of 2002 and 2001 and the nine months of 2002 and 2001, respectively. Such sales primarily reflect those of the Company’s Polaris and Seasons variable annuity product lines. Sales were higher by approximately $500 million in the third quarter of 2001, due to a one-month promotion on the Company’s Advisor product, which was not repeated in 2002. The Company’s variable annuity products are multi-manager variable annuities that offer investors a choice of several variable funds as well as a number of guaranteed fixed-rate funds. Investors can select from a choice of 4 to 41 variable funds and up to 8 guaranteed fixed-rate funds depending on the product.

         The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of variable annuities and annuities generally (See “Regulation”).

         UNIVERSAL LIFE INSURANCE FEES, NET amounted to $3.9 million in the third quarter of 2002 and $5.4 million in the third quarter of 2001. For the nine months, universal life insurance fees totaled $14.3 million in 2002 and $15.5 million in 2001. Universal life insurance fees consist of mortality changes, up-front fees earned on deposits received and administrative fees, net of the excess mortality expense on these contracts. The administrative fees are assessed based on the number of policies in force as of the end of each month. The Company does not actively market universal life insurance contracts. Such fees annualized represent 0.94%, 1.22%, 1.13% and 1.15% of average reserves for universal life insurance contracts in the respective periods.

         SURRENDER CHARGES on fixed and variable annuity contracts and universal life contracts totaled $9.1 million in the third quarter of 2002 and $6.1 million in the third quarter of 2001. For the nine months, such surrender charges totaled $24.0 million in 2002 and $18.0 million in 2001. Surrender charges generally are assessed on withdrawals at declining rates during the first seven years of a contract. Withdrawal payments, which exclude claims and lump-sum annuity benefits, totaled $630.1 million in the third quarter of 2002, compared with $481.4 million in the third quarter of 2001. For the nine months, such withdrawal payments totaled $1.68 billion in 2002 and $1.50 billion in 2001. Annualized, these payments when expressed as a percentage of average fixed and variable annuity and universal life reserves represent 12.3%, 8.4%, 10.1% and 8.5% for the third quarters of 2002 and 2001 and the nine months of 2002 and 2001, respectively. Withdrawals include variable annuity payments from the separate accounts totaling $403.3 million (10.7% of average variable annuity liabilities), $409.5 million (9.0% of average variable annuity liabilities), $1.24 billion (9.7% of average variable annuity liabilities) and $1.25 billion (8.7% of average variable annuity liabilities) in the third quarters of 2002 and 2001 and the nine months of 2002 and 2001, respectively. The increase in withdrawal rates in 2002 reflects an increase in surrenders of the Company’s Advisor product.

         GENERAL AND ADMINISTRATIVE EXPENSES totaled $18.9 million in the third quarter of 2002 and $18.5 million in the third quarter of 2001. For the nine months, general and administrative expenses totaled $67.0 million in 2002 and $71.1 million in 2001. General and administrative expenses decreased in 2002 due to lower costs associated with servicing its fixed annuities and universal life policies. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

         AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $50.7 million in the third quarter of 2002, compared to $43.7 million in the third quarter of 2001. For the nine months, such amortization totaled $158.1 million in 2002, compared with $117.5 million in 2001. The increase in amortization was primarily related to lower estimates of future gross profits on variable annuity contracts compared to the prior year in light of the downturn in the equity markets in 2002, and additional fixed and variable annuity sales over the last twelve months and the subsequent amortization of related deferred commissions and other direct selling costs.

         ANNUAL COMMISSIONS totaled $13.6 million in the third quarter of 2002, compared to $14.3 million in the third quarter of 2001. For the nine months, annual commissions amounted to $45.2 million in 2002 and $42.9 million in 2001. Annual commissions represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company’s variable annuity contracts. Substantially all of the Company’s currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. The Company estimates that approximately 56% of the average balances of its variable annuity products is currently subject to such annual commissions. Based on current sales, this percentage is expected to increase in future periods.

         GUARANTEED MINIMUM DEATH BENEFITS, NET OF REINSURANCE RECOVERIES (“Net GMDB”) totaled $30.9 million in the third quarter of 2002, compared to $5.8 million in the third quarter of 2001 (net of reinsurance recoveries of $6.0 million and $0.9 million, respectively). For the nine months, net GMDB amounted to $48.7 million in 2002 and $11.0 million in 2001 (net of reinsurance recoveries of $8.7 million and $2.2 million, respectively). Net GMDB consists primarily of guaranteed minimum death benefits as well as immaterial amounts of earnings enhancement benefits, guaranteed minimum income benefits, and guaranteed minimum account value. These guarantees are described in more detail in the following paragraphs. The increase in Net GMDB pursuant to the Company’s variable annuity separate account contracts reflects the downturn in the equity markets in 2002. Further downturns in the equity markets could increase these expenses.

         GUARANTEED MINIMUM DEATH BENEFITS (“GMDB”): A majority of the Company’s variable annuity products are issued with a death benefit feature which provides that, upon the death of a contractholder, the contractholder’s beneficiary will receive the greater of (1) the contractholder’s account value, or (2) a guaranteed minimum death benefit that varies by product (the GMDB). Depending on the product, the GMDB may equal the principal invested, adjusted for withdrawals; the principal invested, adjusted for withdrawals, accumulated at up to 5% per annum (subject to certain caps); or an amount equal to the highest account value in effect on any anniversary date under the contract. These benefits have issue age and other restrictions to reduce mortality risk exposure. The Company bears the risk that death claims following a decline in the financial markets may exceed contractholder account balances, and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. At September 30, 2002, a portion of the GMDB risk on approximately 30% (calculated based on account value) of the contracts with such features had been reinsured. Approximately half of this reinsurance will cease at the time the modified coinsurance deposit liability is fully paid down, which is presently estimated to occur in late 2003. However, substantially all new contracts sold have reinsurance coverage. Reinsurance coverage is subject to limitations such as caps and deductibles. GMDB-related contractholder benefits incurred, net of related reinsurance, were $48.7 million (net of $8.7 million of reinsurance recoveries), and $11.0 million (net of $2.2 million of reinsurance recoveries) for the nine months ended September 30, 2002 and 2001, respectively. In accordance with Generally Accepted Accounting Principles, the Company expenses such benefits in the period incurred, and therefore does not provide reserves for future benefits,

         EARNINGS ENHANCEMENT BENEFIT (“EEB”): The Company issues certain variable annuity products that offer an optional Earnings Enhancement Benefit (EEB) feature. This optional feature provides an additional death benefit, for which the Company assesses a separate charge to contractholders who elect the feature. The EEB provides an additional death benefit amount equal to a fixed percentage of earnings in the contract, subject to certain maximums. The percentages vary by issue age and policy duration. The Company bears the risk that account values following favorable performance of the financial markets will result in greater EEB death claims and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. As of September 30, 2002, approximately 7% of inforce contracts include EEB coverage, with 83% of the EEB risk reinsured.

         GUARANTEED MINIMUM INCOME BENEFIT (“GMIB”): The Company issues certain variable annuity products that contain or offer a Guaranteed Minimum Income Benefit (GMIB) living benefit feature. This feature provides a minimum annuity payment guarantee for those contractholders who choose to receive fixed lifetime annuity payments after a seven or ten-year waiting period in their deferred annuity contracts. Over 90% of the contracts (calculated based on account values) with the GMIB feature guarantee fixed lifetime annuity payments based on principal, adjusted for withdrawals, invested in the contract. The remaining contracts also offer a GMIB based on principal accumulated at 3% to 6.5% per annum. The charges for this feature vary by contract and in certain instances there is no charge for the benefit. The Company bears the risk that the performance of the financial markets will not be sufficient for accumulated policyholder account balances to support GMIB benefits and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. Substantially all of the Company’s GMIB risk has been reinsured as of September 30, 2002.

         GUARANTEED MINIMUM ACCOUNT VALUE (“GMAV”): In the third quarter of 2002, the Company began issuing certain variable annuity products which offer an optional Guaranteed Minimum Account Value (GMAV) living benefit. If elected by the policyholder at the time of contract issuance, this feature guarantees that the account value under the contract will equal or exceed the amount of the initial principal invested, adjusted for withdrawals, at the end of a ten-year waiting period. There is a separate charge to the contractholder for this feature. The Company bears the risk that protracted under-performance of the financial markets could result in GMAV benefits being higher than the underlying contractholder account balance and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. As of September 30, 2002, the premiums subject to guarantee were less than $25 million, and the estimated fair values of the GMAV were not material.

         With respect to its reinsurance agreements, the Company could become liable for all obligations of the reinsured policies if the reinsurers were to become unable to meet the obligations assumed under the respective reinsurance agreements. The Company monitors its credit exposure with respect to these agreements. Due to the high credit ratings and continuous monitoring of these ratings of the reinsurers, such risks are considered to be minimal.

CAPITAL RESOURCES AND LIQUIDITY

         SHAREHOLDER’S EQUITY decreased to $1.34 billion at September 30, 2002 from $1.59 billion at December 31, 2001, due principally to a $552.4 million distribution to the Parent of its wholly-owned subsidiary, Saamsun, on January 1, 2002 (see Note 2 of Notes to Financial Statements), partially offset by a $200.0 million capital contribution from its Parent, net income of $38.0 million and other comprehensive income of $59.9 million.

         INVESTED ASSETS at September 30, 2002 totaled $7.17 billion, compared with $6.75 billion at December 31, 2001. The Company manages most of its invested assets internally. The Company’s general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the “Bond Portfolio”) is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company’s need for liquidity and other similar factors.

         THE BOND PORTFOLIO, which constituted 73% of the Company’s total investment portfolio at September 30, 2002, had an aggregate fair value that was $69.1 million greater than its amortized cost at September 30, 2002 and an amortized cost that was $62.8 million greater than its aggregate fair value at December 31, 2001. The decrease in net unrealized losses and increase in net unrealized gains on the Bond Portfolio during 2002 principally reflects the decline in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at September 30, 2002.

         At September 30, 2002, the Bond Portfolio (excluding $21.5 million of redeemable preferred stocks) included $5.12 billion of bonds rated by Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”), Fitch (“Fitch”) or the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”), and $124.5 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At September 30, 2002, approximately $5.03 billion of the Bond Portfolio was investment grade, including $1.59 billion of mortgage-backed securities (“MBS”) and U.S. government/agency securities.

         At September 30, 2002, the Bond Portfolio included $218.0 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 1.0% of the Company’s total assets and approximately 3.0% of its invested assets.

         Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. These non-investment-grade securities are comprised of bonds spanning 30 industries with 14% of these assets concentrated in telecommunications, 11% concentrated in airlines and 11% concentrated in financial institutions. No other industry concentration constituted more than 10% of these assets.

         The table on the following page summarizes the Company’s rated bonds by rating classification as of September 30, 2002.

RATED BONDS BY RATING CLASSIFICATION
(Dollars in thousands)

			Issues not rated by S&P/Moody's/
Issues Rated by S&P/Moody's/Fitch			Fitch, by NAIC Category			Total

S&P/Moody's/		Estimated	NAIC		Estimated		Estimated	Percent of
Fitch	Amortized	fair	category	Amortized	fair	Amortized	fair	invested
category (1)	cost	value	(2)	cost	value	cost	value	assets

AAA+ to A- (Aaa to A3) [AAA to A-] {AAA to A-}	$3,037,557	$3,151,998	1	$454,966	$477,115	$3,492,523	$3,629,113	50.59%

BBB+ to BBB- (Baa1 to Baa3) [BBB+ to BBB-] {BBB+ to BBB-}	1,082,458	1,075,105	2	317,932	323,790	1,400,390	1,398,895	19.50%

BB+ to BB- (Ba1 to Ba3) [BB+ to BB-] {BB+ to BB-}	124,232	100,422	3	7,635	7,054	131,867	107,476	1.50%

B+ to B- (B1 to B3) [B+ to B-] {B+ to B-}	87,666	61,663	4	7,574	6,839	95,240	68,502	0.95%

CCC+ to C (Caa to C) [CCC] {CCC+ to C-}	38,206	24,943	5	18,701	16,859	56,907	41,802	0.58%

CI to D [DD] {D}	—	—	6	39	258	39	258	0.00%

TOTAL RATED ISSUES	$4,370,119	$4,414,131		$806,847	$831,915	$5,176,966	$5,246,046

Footnotes appear on the following page.

Footnotes to the table of Rated Bonds by Rating Classification

(1)	S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt’s relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody’s rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt’s relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody’s and Fitch ratings if rated by multiple agencies.

(2)	Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for nondefaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody’s/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $124.5 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

         Senior secured loans (“Secured Loans”) are included in the Bond Portfolio and aggregated $239.6 million at September 30, 2002. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At September 30, 2002, Secured Loans consisted of $191.2 million of privately traded securities and $48.4 million of publicly traded securities. These Secured Loans are composed of loans to 53 borrowers spanning 19 industries, with 17% of these assets concentrated in energy, 16% concentrated in airlines, 12% concentrated in non-cable media and 11% concentrated in financial institutions. No other industry constituted more than 10% of these assets.

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

         MORTGAGE LOANS aggregated $716.1 million at September 30, 2002 and consisted of 117 commercial first mortgage loans with an average loan balance of approximately $6.1 million, collateralized by properties located in 28 states. Approximately 31% of this portfolio was office, 21% was multifamily residential, 16% was manufactured housing, 10% was industrial, 10% was hotels, 5% was retail, and 7% was other types. At September 30, 2002, approximately 29% and 10% of this portfolio were secured by properties located in California and New York, respectively, and no more than 9% of this portfolio was secured by properties located in any other single state. At September 30, 2002, 14 mortgage loans have an outstanding balance of $10 million or more, which collectively aggregated approximately 46% of this portfolio. At September 30, 2002, approximately 20% of the mortgage loan portfolio consisted of loans with balloon payments due before October 1, 2005. During 2002 and 2001, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

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

         POLICY LOANS totaled $217.4 million at September 30, 2002, compared to $227.0 million at December 31, 2001, and primarily represent loans taken against universal life insurance policies.

         SEPARATE ACCOUNT SEED MONEY totaled $24.5 million at September 30, 2002, compared to $50.6 million at December 31, 2001, and consisted principally of seed money for mutual funds used as investment vehicles for the Company’s variable annuity separate accounts. The decrease in 2002 is due primarily to redemptions in 2002 and amounts related to SAAMCO which was distributed to its Parent effective January 1, 2002. At December 31, 2001, separate account seed money included $5.0 million of investments for SAAMCO’s mutual funds.

         PARTNERSHIPS totaled $8.6 million at September 30, 2002, constituting investments in 5 partnerships with an average size of approximately $1.7 million. These partnerships are managed by independent money managers that invest in a broad selection of equity and fixed-income securities, currently including 407 separate issuers. The risks generally associated with partnerships include those related to their underlying investments (i.e., equity securities and debt securities), plus a level of illiquidity, which is mitigated to some extent by the existence of contractual termination provisions. At December 31, 2001, partnerships totaled $451.6 million, most of which are partnership assets of SA Affordable Housing, LLC, an indirect wholly owned subsidiary of Saamsun, which was transferred to the Parent as part of the distribution of Saamsun on January 1, 2002.

         OTHER INVESTED ASSETS principally included a securities lending agreement with an affiliated agent. The Company has entered into a securities lending agreement with an affiliated lending agent, which authorizes the agent to lend securities held in the Company’s portfolio to a list of authorized borrowers. The Company receives cash collateral in an amount in excess of the market value of the securities loaned. Other collateral received also exceeds the market value of the securities loaned. The Company monitors the daily market value of securities loaned with respect to the collateral value and obtains additional collateral when necessary to ensure that collateral is maintained at a minimum of 102% of the value of the loaned securities. Such collateral is not available for the general use of the Company.

         ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation (i.e. the risk of being forced to sell investments during unfavorable market conditions). The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company’s fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 81% of the Company’s fixed annuity, universal life and GIC reserves had surrender penalties or other restrictions at September 30, 2002.

         As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company’s fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; policy loans; and investments in limited partnerships that invest primarily in fixed-rate securities. At September 30, 2002, these assets had an aggregate fair value of $7.17 billion with a duration of 3.6. The Company’s fixed-rate liabilities include fixed annuity, universal life and GIC reserves. At September 30, 2002, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $6.46 billion with a duration of 2.7. The Company’s potential exposure due to a 10% increase in prevailing interest rates from their September 30, 2002 levels is a loss of approximately $21.7 million, representing a decrease in fair value of its fixed-rate assets that is not offset by a decrease in fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

         As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements (“Swap Agreements”) to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At September 30, 2002, the Company had one outstanding Swap Agreement with a notional principal of $32.2 million. This agreement matures in December 2024.

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

         DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $4.5 million ($2.3 million of bonds and $2.2 million of mortgage loans) at September 30, 2002, and constituted less than 0.1% of total invested assets. At December 31, 2001, defaulted investments totaled $12.0 million ($9.8 million of bonds and $2.2 million of mortgage loans), and constituted approximately 0.4% of total invested assets.

         SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company’s existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. The Company’s liquidity is primarily derived from operating cash flows. At September 30, 2002, approximately $4.10 billion of the Company’s Bond Portfolio had an aggregate unrealized gain of $216.7 million, while approximately $1.16 billion of the Bond Portfolio had an aggregate unrealized loss of $147.6 million. In addition, the Company’s investment portfolio currently provides approximately $51.0 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company’s annuity and GIC products have been more than sufficient in amount to satisfy the Company’s liquidity needs.

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

         The Company has entered into eight agreements in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. The maximum liability under these guarantees at September 30, 2002 is $983.0 million. Related to each of these agreements are participation agreements with the Parent under which the Parent will share in

$464.4 million of these liabilities in exchange for a proportionate percentage of the fees received under these agreements. The expiration dates of these commitments are as follows: $420.0 million in 2004, $405.0 million in 2005 and $158.0 million in 2006.

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

         Risk based capital (“RBC”) standards are designed to measure the adequacy of an insurer’s statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer’s RBC is deficient. The RBC formula develops a risk-adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The statutory capital and surplus of the Company exceeded its RBC requirements as of September 30, 2002.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 32 to 35 herein.

CONTROLS & PROCEDURES

(A)	Evaluation of disclosure controls and procedures. The conclusions of our principal executive officer and principal financial officer about the effectiveness of the Company’s disclosure controls and procedures based on their evaluation of these controls and procedures within 90 days prior to filing the September 30, 2002 Form 10-Q are as follows:

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported within required timeframes. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including its principal executive officer and principal financial officer, assesses the adequacy of our disclosure controls and procedures quarterly. Based on these assessments, management has concluded that the disclosure controls and procedures have functioned effectively.

(B)	Changes in internal control. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s most recent evaluation, including any corrective actions with regard to any significant deficiencies and material weaknesses.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
OTHER INFORMATION

Item 1. Legal Proceedings

Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and other matters are not considered material in relation to the financial position, results of operations or cash flows of the Company. The Company previously reported on a matter, McMurdie et al. v. SunAmerica et al., Case No. BC 194082, filed on July 10, 1998 in the Superior Court for the County of Los Angeles. The lawsuit was settled in September 2002.

Item 2. Changes in Securities and Use of Proceeds

         Not applicable.

Item 3. Defaults Upon Senior Securities

         Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders

         Not applicable.

Item 5. Other Information

         Not applicable.

Item 6. Exhibits and Reports on Form 8-K

EXHIBITS

There were no exhibits filed during the three months ended September 30, 2002.

REPORTS FOR FORM 8-K

Current Report of Form 8-K dated August 14, 2002 was furnished under Item 9 of Form 8-K pursuant to Regulation FD with respect to certifications made by the Principal Executive Officer and the Principal Financial Officer of the Company to accompany the quarterly report on Form 10-Q for the quarter ended June 30, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIG SUNAMERICA LIFE ASSURANCE COMPANY Registrant

Date: November 12, 2002	/s/ N. SCOTT GILLIS N. Scott Gillis Senior Vice President (Principal Financial Officer)

Date: November 12, 2002	/s/ MAURICE S. HEBERT Maurice S. Hebert Vice President and Controller (Principal Accounting Officer)

Certifications

I, Jay S. Wintrob, Chief Executive Officer of AIG SunAmerica Life Assurance Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AIG SunAmerica Life Assurance Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days of the date of this quarterly report (the “Evaluation Date"]; and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s in internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ JAY S. WINTROB Jay S. Wintrob Chief Executive Officer

Certifications

I, N. Scott Gillis, Senior Vice President (Principal Financial Officer) of AIG SunAmerica Life Assurance Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AIG SunAmerica Life Assurance Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days of the date of this quarterly report (the “Evaluation Date"]; and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ N. SCOTT GILLIS N. Scott Gillis, Senior Vice President (Principal Financial Officer)