Form 10-K
period 2002-12-31
AIG SUNAMERICA LIFE ASSURANCE CO
filed 2003-03-28
CIK 6342

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

For the fiscal year ended December 31, 2002

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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILES PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED BY RULE 12b-2 OF THE SECURITIES EXCHANGE ACT OF 1934. Yes [   ]  No [X]

     AS THE REGISTRANT IS AN INDIRECT WHOLLY OWNED SUBSIDIARY OF AMERICAN INTERNATIONAL GROUP, INC., NONE OF THE REGISTRANT’S COMMON STOCK IS HELD BY NON-AFFILIATES OF THE REGISTRANT.

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT’S COMMON STOCK ON MARCH 28, 2003 WAS AS FOLLOWS:

Common Stock (par value $1,000 per share)	3,511 shares outstanding

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

PART I

ITEM 1. BUSINESS

GENERAL DESCRIPTION

     AIG SunAmerica Life Assurance Company (FKA Anchor National Life Insurance Company), (the “Company”) is a direct wholly owned subsidiary of SunAmerica Life Insurance Company (the “Parent”), which is a wholly owned subsidiary of AIG SunAmerica Inc. (“SAI”), a wholly owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities, financial services and retirement savings and asset management.

     The Company changed its name to SunAmerica National Life Insurance Company on October 5, 2001 and further changed its name to AIG SunAmerica Life Assurance Company on January 24, 2002. The Company continued to do business as Anchor National Life Insurance Company until February 28, 2003, after which time it began doing business under its new name.

     The Company is incorporated in Arizona and maintains its principal executive offices at 1 SunAmerica Center, Los Angeles, California 90067-6022, telephone (310) 772-6000. The Company has no employees; however, employees of SAI and its other subsidiaries perform various services for the Company. SAI had approximately 2,000 employees at December 31, 2002, approximately 1,000 of whom perform services for the Company as well as for certain of its affiliates.

     Founded in 1965, the Company is an Arizona-chartered company licensed in 49 states and the District of Columbia. The Company is a life insurance company principally engaged in the business of writing variable annuities directed to the market for tax-deferred, long-term savings products. It also administers closed blocks of fixed annuities, universal life policies (See Note 3 of Notes to Consolidated Financial Statements) and guaranteed investment contracts (“GICs”) directed to the institutional marketplace. The Company’s variable annuity products offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as guaranteed fixed-rate account options. The Company earns fee income on investments in the variable account options and net investment income on the fixed-rate account options.

     The Company ranks among the largest U.S. issuers of variable annuities. The Company distributes its products and services through an extensive network of independent broker-dealers, full-service securities firms and financial institutions. In prior years, GICs were marketed directly to banks, municipalities, asset management firms and direct plan sponsors and through intermediaries, such as managers or consultants servicing these groups. The Company’s nine affiliated broker-dealers comprise one of the largest networks of independent registered representatives in the nation and the sixth largest securities sales force, based on industry data. Its affiliated broker-dealers accounted for approximately one-third of the Company’s total annuity sales in 2002.

     The Company believes that demographic trends have produced strong consumer demand for long-term, investment-oriented products. According to U.S. Census Bureau projections, the number of individuals between the ages of

45 to 64 grew from 47 million to 63 million from 1991 to 2001, making this age group the fastest-growing segment of the U.S. population. Between 1991 and 2001, annual industry premiums from fixed and variable annuities and fund deposits increased from $125.7 billion to $250.4 billion.

     Benefiting from continued strong growth of the retirement savings market, industry sales of tax-deferred savings products have represented, for a number of years, a significantly larger source of new premiums for the U.S. life insurance industry than have traditional life insurance products. Recognizing the growth potential of this market, the Company focuses its life operations on the sale of annuities. In recent years, the Company has enhanced its marketing efforts and expanded its offerings of fee-based variable annuities. The Company’s variable annuity business entails no portfolio credit risk and requires significantly less capital support than its fixed-rate business, which generates net investment income.

     The Company and its affiliates have made significant investments in technology over the past several years in order to lower operating costs and enhance marketing efforts. Its use of optical disk imaging and artificial intelligence has substantially reduced the more traditional paper-intensive life insurance processing procedures, reducing annuity processing and servicing costs and improving customer service. This has also enabled the Company to more efficiently assimilate acquired businesses. The Company has also implemented technology to interface with both its affiliated and unaffiliated broker-dealers, which enables the Company to more effectively market its products and help the affiliated financial professionals to better serve their clients.

     On January 1, 2002, the Company declared a distribution to the Parent of 100% of the outstanding capital stock of its then wholly owned subsidiary, Saamsun Holdings Corp. (“Saamsun”). Saamsun held the Company’s asset management and broker-dealer operations. This distribution decreased the Company’s shareholder’s equity by $552,384,000. Subsequent to this distribution, the Company’s earnings no longer included the asset management and broker-dealer operations (see Note 9 of Notes to Consolidated Financial Statements). This distribution was approved by the Arizona Department of Insurance.

     Prior to the distribution of Saamsun on January 1, 2002, the Company had three business segments: annuity operations (as discussed above), asset management operations and broker-dealer operations. The asset management operations were conducted by the Company’s former registered investment advisor subsidiary, AIG SunAmerica Asset Management Corp. (“SAAMCO”), and its related distributor, AIG SunAmerica Capital Services, Inc. (“SACS”). SAAMCO and SACS earn fee income by distributing and managing a diversified family of mutual funds, managing certain subaccounts within the Company’s variable annuity products and providing professional management of individual, corporate and pension plan portfolios. The asset management operations also included SA Affordable Housing, LLC (“SAAH LLC”), a direct wholly owned subsidiary of SAAMCO. SAAH LLC was previously a direct wholly owned subsidiary of the Parent, until January 1, 2001 at which time all of SAAH LLC’s ownership interests were contributed to the Company. All of SAAH LLC’s ownership interests were subsequently contributed by the Company to SAAMCO. SAAH LLC was formed as a limited liability company whose primary purpose is the generation of rehabilitation tax credits, low income housing credits and passive losses. Realized tax credits are recognized by its direct parent, SAAMCO (see Note 9 of Notes to Consolidated Financial Statements). The

broker-dealer operations were conducted by the Company’s former broker-dealer subsidiary, Royal Alliance Associates, Inc. (“Royal Alliance”), which sells proprietary annuities and mutual funds and non-proprietary investment products. Royal Alliance earns income from commissions on sales of these products, net of the portion that is passed on to the registered representatives.

     On December 31, 1998, the Company acquired the individual life business and the individual and group annuity business of MBL Life Assurance Corporation (“MBL Life”), via a 100% coinsurance transaction (the “Acquisition”). The Company assumed reserves in this acquisition totaling $5,793,256,000, including $3,460,503,000 of fixed annuity contracts, $2,308,742,000 of universal life insurance contracts and $24,011,000 of guaranteed investment contracts. Policyholders of MBL annuity products were required to transfer their funds into an existing product of the Company or one of its affiliates by December 31, 1999 in order to receive the policy enhancements due under the MBL Life rehabilitation agreement. Over 92% of the deferred annuity reserves had either been transferred or surrendered by December 31, 1999.

     Included in the block of business acquired from MBL Life were policies whose owners are residents of New York State (the “New York Business”). On July 1, 1999, the New York Business was acquired by the Company’s New York affiliate, First SunAmerica Life Insurance Company (“FSA”), via an assumption reinsurance agreement, and the remainder of the business converted to assumption reinsurance, which superseded the coinsurance agreement. As part of this transfer, invested assets equal to $678,272,000, universal life reserves equal to $282,247,000, group pension reserves equal to $406,118,000, and other net assets of $10,093,000 were transferred to FSA.

     The following table shows the Company’s net investment income, net realized investment losses and fee income for the year ended December 31, 2002 by primary product line or service:

NET INVESTMENT AND FEE INCOME

	Amount	Percent	Primary Product or Service

	(in thousands)
Net investment income	$143,295	31.7%	Fixed rate products and fixed options of variable annuities
Net realized investment losses	(65,811)	(14.6)	Fixed rate products and fixed options of variable annuities
Fee income:
Variable annuity fees	318,061	70.4	Variable annuities
Universal life insurance fees, net	20,537	4.6	Fixed rate universal life products
Surrender charges	32,507	7.2	Fixed and variable annuities
Other fees	3,305	0.7

Total fee income	374,410	82.9

Total	$451,894	100.0%

     ANNUITY OPERATIONS — VARIABLE ANNUITIES — SEPARATE ACCOUNT

     The variable annuity products of the Company offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as guaranteed fixed-rate account options. The Company earns fee income through the sale, administration and management of the variable account options of its variable annuity products. The Company also earns investment income on monies allocated to the fixed-rate account options of these products. Variable annuities offer retirement planning features similar to those offered by fixed annuities, but differ in that the contractholder’s rate of return is generally dependent upon the investment performance of the particular equity, fixed-income, money market or asset allocation fund selected by the contractholder. Because the investment risk is borne by the customer in all but the fixed-rate account options, these products require significantly less capital support than fixed annuities.

     The Company’s flagship Polaris and Seasons variable annuity products are multimanager variable annuities that offer investors a choice of 4 to 41 variable funds and up to 5 fixed account options and 2 dollar cost averaging fixed account options for different time periods. Seasons sales have increased significantly in recent years due to enhanced distribution efforts and growing consumer demand for flexible retirement savings products that offer a variety of equity, fixed-income and guaranteed fixed account investment choices.

     In addition to distributing its variable annuity products through its nine affiliated broker-dealers, the Company distributes its products through a vast network of independent broker-dealers, full-service securities firms and financial institutions. In total, more than 75,000 independent sales representatives nationally are appointed to sell the Company’s annuity products.

     At December 31, 2002, total variable product liabilities were $18.44 billion, of which $14.76 billion were held in separate accounts and $3.68 billion were the liabilities of the fixed-rate account options which are held in the general accounts. The Company’s variable annuity products incorporate surrender charges to encourage persistency. At December 31, 2002, 78% of the Company’s variable annuity liabilities held in separate accounts were subject to surrender penalties or other restrictions. The Company’s variable annuity products also generally limit the number of transfers made in a specified period between account options without the assessment of a fee. The average size of a new variable annuity contract sold by the Company in 2002 was approximately $70,000.

     ANNUITY OPERATIONS — GENERAL ACCOUNT

     The Company’s general account obligations are fixed-rate products, principally fixed-rate options of its variable annuity contracts, but also including fixed annuities, GICs and universal life contracts issued in prior years. Such fixed-rate account options on its variable annuity contracts provide interest rate guarantees of one, three, five, seven or ten years. Although the Company’s annuity contracts remain in force an average of seven to ten years, a majority (approximately 83% at December 31, 2002) of the annuity contracts, as well as the universal life contracts, reprice annually at discretionary rates determined by the Company subject to 3% or 4% minimum rate guarantees, depending on the contract. In repricing, the Company takes into account yield characteristics of its investment portfolio, surrender assumptions and competitive industry pricing, among other factors. The Company’s small block of fixed annuities is serviced by an affiliate of the Company. The Company’s universal life products are serviced by a third party administrator whose activities are closely monitored by the Company.

     The Company in prior years augmented its retail annuity business with the sale of institutional products. At December 31, 2002, the Company had $354.3 million of fixed-maturity, variable-rate GIC obligations that reprice periodically based upon certain defined indices and $5.2 million of fixed-maturity, fixed-rate GICs. Of the total GIC portfolio at December 31, 2002, approximately 89% was sold to asset management firms, 9% was sold to state and local government entities and 2% was sold to corporations.

     The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration of the assets in its investment portfolio to its fixed annuity, universal life and GIC obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company’s fixed annuity and universal life products incorporate surrender charges and its GIC products incorporate other restrictions in order to encourage persistency. Approximately 82% of the Company’s fixed annuity, universal life and GIC reserves had surrender penalties or other restrictions at December 31, 2002.

     The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates and general economic conditions. The majority of the Company’s invested assets are managed by an affiliate. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company’s fixed-rate assets include: cash and short-term investments, bonds, notes and redeemable preferred stocks, mortgage loans, policy loans and investments in limited partnerships that invest primarily in fixed-rate securities. At December 31, 2002, these assets had an aggregate fair value of $7.19 billion with a duration of 3.8 (See further discussion of duration under Capital Resources and Liquidity — Asset Liability Matching). The Company’s fixed-rate liabilities include fixed annuity, universal life and GIC reserves. At December 31, 2002, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $6.47 billion with a duration of 3.8. For the years ended December 31, 2002, 2001, and 2000, the Company’s yields on average invested assets were 5.80%, 6.63% and 7.15%, respectively; its average rates paid on all interest-bearing liabilities were 3.74%, 4.48% and 4.96%, respectively; and it realized net investment spreads on average invested assets of 2.13%, 2.18% and 2.35%, respectively. Net realized investment losses were 0.98%, 1.10% and 0.28% of average invested assets in 2002, 2001 and 2000, respectively.

     The Company’s general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the “Bond Portfolio”) is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in credit quality outlook for certain securities, and the Company’s need for liquidity and other similar factors.

     The following table summarizes the Company’s investment portfolio at December 31, 2002:

SUMMARY OF INVESTMENTS

	Carrying	Percent of
	value	portfolio

	(in thousands)
Cash and short-term investments	$65,872	0.9%
U.S. government securities	32,820	0.5
Mortgage-backed securities	1,547,568	21.5
Other bonds, notes and redeemable preferred stocks	3,948,181	54.9
Mortgage loans	738,601	10.3
Policy loans	215,846	3.0
Separate account seed money	25,366	0.4
Common stocks	2,609	0.0
Partnerships	8,766	0.1
Real estate	22,315	0.3
Other invested assets	585,760	8.1

Total investments and cash	$7,193,704	100.0%

     At December 31, 2002, the Bond Portfolio (excluding $21.6 million of redeemable preferred stocks) included $5.31 billion of bonds rated by Standard & Poor’s, Moody’s Investors Service, Fitch or the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”), and $196.6 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At December 31, 2002, approximately $5.18 billion of the Bond Portfolio was investment grade, including $1.58 billion of mortgage-backed securities and U.S. government/ agency securities.

     At December 31, 2002, the Bond Portfolio included $331.8 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 1.4% of the Company’s total assets and approximately 4.6% of its invested assets.

     Senior secured loans (“Secured Loans”) are included in the Bond Portfolio and aggregated $235.3 million at December 31, 2002. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At December 31, 2002, Secured Loans consisted of $42.4 million of publicly traded securities and $192.9 million of privately traded securities. These Secured Loans are composed of loans to 51 borrowers spanning 19 industries, with 13% of these assets concentrated in airlines and 13% concentrated in energy, 12% concentrated in non-cable media, 11% concentrated in financial institutions and 11% concentrated in transportation. No other industry constituted more than 10% of these assets.

     Mortgage loans aggregated $738.6 million at December 31, 2002 and consisted of 117 commercial first mortgage loans with an average loan balance of approximately $6.3 million, collateralized by properties located in 28 states. Approximately 34% of this portfolio was office, 19% was multifamily residential, 16% was manufactured housing, 10% was industrial, 9% was hotels, 5% was retail and 7% was other types. At December 31, 2002, approximately 28% and 11% of this portfolio were secured by properties located in California and New York, respectively, and no more than 10% of this portfolio was secured by properties located in any other single state.

     At December 31, 2002, the carrying value, which approximates market value, of all investments in default as to the payment of principal or interest totaled $15.6 million ($8.9 million of bonds and $6.7 million of mortgage loans), which constituted approximately 0.2% of total invested assets.

     For more information concerning the Company’s investments, including the risks inherent in such investments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity.”

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

     Risk based capital (“RBC”) standards are designed to measure the adequacy of an insurer’s statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer’s RBC is deficient. The RBC formula develops a risk-adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The statutory capital and surplus of the Company exceeded its RBC requirements as of December 31, 2002.

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

     COMPETITION

     The businesses conducted by the Company are highly competitive. The Company competes with other life insurers, and also compete for customers’ funds with a variety of investment products offered by financial services companies other than life insurance companies, such as banks, investment advisors, mutual fund companies and other financial institutions. In 2001, net annuity premiums written among the top 100 companies ranged from approximately $55 million to approximately $19 billion annually. The Company together with its affiliates is the largest of this group. The Company believes the primary competitive factors among life insurance companies for investment-oriented insurance products, such as annuities and GICs, include product flexibility, net return after fees, innovation in product design, the insurer financial strength rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a contract is issued. Other factors affecting the annuity business include the benefits (including before-tax and after-tax investment returns) and guarantees provided to the customer and the commissions paid.

ITEM 2. PROPERTIES

     The Company’s executive offices and its principal office are in leased premises at 1 SunAmerica Center, Los Angeles, California 90067. The Company, through an affiliate, also leases office space in Woodland Hills, California.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted during the quarter ending December 31, 2002 to a vote of security-holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data of the Company for 2002 and consolidated financial data of the Company and its subsidiaries for 2001 and prior periods should be read in conjunction with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included elsewhere herein.

					Three months	Year
	Years ended December 31,				ended	ended
					December 31,	September 30,
	2002	2001	2000	1999	1998	1998

	(In thousands)
RESULTS OF OPERATIONS
Net investment income	$143,295	$129,294	$134,502	$158,264	$25,858	$83,699
Net realized investment (losses) gains	(65,811)	(92,711)	(15,177)	(19,620)	271	19,482
Fee income	374,410	531,349	590,799	453,362	83,330	290,362
General and administrative expenses	(101,839)	(149,936)	(171,013)	(146,297)	(21,268)	(92,929)
Amortization of deferred acquisition costs	(187,860)	(220,316)	(158,007)	(116,840)	(27,070)	(72,713)
Annual commissions	(58,389)	(58,278)	(56,473)	(40,760)	(6,624)	(18,209)
Guaranteed minimum death benefits, net of reinsurance recoveries	(67,492)	(17,839)	(614)	(386)	—	—

Pretax income before cumulative effect of accounting change	36,314	121,563	324,017	287,723	54,497	209,692
Income tax expense	(2,063)	(20,852)	(108,445)	(103,025)	(20,106)	(71,051)

Net income before cumulative effect of accounting change	34,251	100,711	215,572	184,698	34,391	138,641

Cumulative effect of accounting change, net of tax	—	(10,342)	—	—	—	—

NET INCOME	$34,251	$90,369	$215,572	$184,698	$34,391	$138,641

ITEM 6. SELECTED FINANCIAL DATA (continued)

Effective December 31, 1998, the Company changed its fiscal year end from September 30 to December 31.

The results of operations of the Company for 1999 and thereafter are affected by the acquisition of business from MBL Life on December 31, 1998 (See Note 3 of Notes to Consolidated Financial Statements).

In 2001, the Company adopted EITF 99-20, which was recorded as a cumulative effect of accounting change (See Note 2 of Notes to Consolidated Financial Statements).

On January 1, 2002, the Company distributed 100% of the outstanding capital stock of its consolidated subsidiary, Saamsun Holdings Corp., to its Parent, SunAmerica Life Insurance Company (the “Parent”) (See Note 9 of Notes to Consolidated Financial Statements). Saamsun Holdings Corp. comprised two of the Company’s business segments. The Company also entered into a profit sharing agreement with an affiliate of the Company whereby the affiliate contributes to the Company its profits earned through the Company’s variable annuity contracts. The results of operations of the Company for 2002 are affected by both the distribution of Saamsun Holdings Corp. and the profit sharing agreement.

ITEM 6. SELECTED FINANCIAL DATA (continued)

	December 31,
						September 30,
	2002	2001	2000	1999	1998	1998

	(In thousands)
FINANCIAL POSITION
Investments and cash	$7,193,704	$6,751,326	$5,262,734	$5,554,701	$8,306,943	$2,734,742
Variable annuity assets held in separate accounts	14,758,642	18,526,413	20,393,820	19,949,145	13,767,213	11,133,569
Deferred acquisition costs	1,364,748	1,419,498	1,286,456	1,089,979	866,053	539,850
Deferred income taxes	—	—	—	53,445	—	—
Other assets	221,738	242,868	246,468	227,224	206,124	142,107

TOTAL ASSETS	$23,538,832	$26,940,105	$27,189,478	$26,874,494	$23,146,333	$14,550,268

Reserves for fixed annuity contracts	$4,285,098	$3,498,917	$2,778,229	$3,254,895	$5,500,157	$2,189,272
Reserves for universal life insurance contracts	1,676,073	1,738,493	1,832,667	1,978,332	2,339,194	—
Reserves for guaranteed investment contracts	359,561	483,861	610,672	305,570	306,461	282,267
Variable annuity liabilities related to separate accounts	14,758,642	18,526,413	20,393,820	19,949,145	13,767,213	11,133,569
Other payables and accrued liabilities	785,947	828,641	304,324	413,610	171,143	157,551
Subordinated notes payable to affiliates	—	58,814	55,119	37,816	209,367	39,182
Deferred income taxes	351,872	210,970	85,978	—	105,772	95,758
Shareholder’s equity	1,321,639	1,593,996	1,128,669	935,126	747,026	652,669

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$23,538,832	$26,940,105	$27,189,478	$26,874,494	$23,146,333	$14,550,268

ITEM 6. SELECTED FINANCIAL DATA (continued)

The financial position of the Company as of December 31, 1998 and thereafter is affected by the acquisition of business from MBL Life (See Note 3 of the Notes to Consolidated Financial Statements).

The financial position of the Company as of December 31, 2002 reflects the impact of the distribution its consolidated subsidiary, Saamsun Holdings Corp., to the Parent on January 1, 2002 (See Note 9 of the Notes to Consolidated Financial Statements).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s discussion and analysis of financial condition and results of operations of AIG SunAmerica Life Assurance Company (FKA Anchor National Life Insurance Company) (the “Company”) for the three years ended December 31, 2002 (“2002”), 2001 (“2001”) and 2000 (“2000”) follows. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

     Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company’s investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

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

     VALUATION OF CERTAIN FINANCIAL INSTRUMENTS: Gross unrealized losses on debt and equity securities available for sale amounted to $170.7 million at December 31, 2002. In determining if and when a decline in fair value below amortized cost is other-than-temporary, the Company evaluates at each reporting period the market conditions, offering prices, trends of earnings, price multiples, and other key measures for investments in debt and marketable equity securities. In particular, for debt securities, the Company assesses the probability that all amounts due are collectible according to the contractual terms of the obligation. When such a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline.

     Securities in our portfolio with a carrying value of approximately $1.15 billion at December 31, 2002 do not have readily determinable market prices. For these securities, we estimate their fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, we use our most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale. Our ability to liquidate our positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and we may not be able to dispose of these investments in a timely manner. Although we believe our estimates reasonably reflect the fair value of those securities, our key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral, if any, and other factors may not reflect those of an active market.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS: We amortize our deferred acquisition costs (“DAC”) based on a percentage of expected gross profits (“EGPs”) over the life of the underlying policies. EGPs are computed based on assumptions related to the underlying policies written, including their anticipated duration, the growth rate of the separate account assets (with respect to variable annuities) or general account assets (with respect to fixed annuities and fixed options of variable annuities) supporting the annuity obligations, the anticipated volume of guaranteed minimum death benefits to be paid and the level of expenses necessary to maintain the policies. The Company adjusts DAC amortization (a “DAC unlocking”) when estimates of current or future gross profits to be realized from its annuity policies are revised.

     The assumption we use for the long-term annual net growth of the separate account assets in the determination of DAC amortization with respect to our variable annuity policies is 10% (the “long-term growth rate assumption”). We use a “reversion to the mean” methodology which allows us to maintain this 10% long-term growth rate assumption, while also giving consideration to the effect of short-term swings in the equity markets. For example, if performance were 15% during the first year following the introduction of a product, the DAC model would assume that market returns for the following five years (the “short-term growth rate assumption”) would be approximately 9%, resulting in an average annual growth rate of 10% during the life of the product. Similarly, following periods of below 10% performance, the model will assume a short-term growth rate higher than 10%. A DAC unlocking will occur if management deems the short-term growth rate assumption (i.e., the growth rate required to revert to the mean 10% growth rate over a five-year period) to be unreasonable. The use of a reversion to the mean assumption is common within the industry; however, the parameters used in the methodology are subject to judgment and vary within the industry.

BUSINESS SEGMENTS

     On January 1, 2002, the Company declared a distribution to its Parent, SunAmerica Life Insurance Company (the “Parent”), of 100% of the outstanding capital stock of its then wholly owned subsidiary, Saamsun Holdings Corp. (“Saamsun”). Saamsun was comprised of the Company’s asset management and broker-dealer segments. This distribution decreased the Company’s shareholder’s equity by approximately $552.4 million (see Note 9 of Notes to Consolidated Financial Statements). Effective January 1, 2002, the Company’s earnings no longer include the asset management and broker-dealer operations. This distribution was approved by the Arizona Department of Insurance.

     Effective January 1, 2002, the Company has one business segment, annuity operations, which consists of the sale and administration of deposit-type insurance contracts, such as fixed and variable annuities, universal life insurance contracts and guaranteed investment contracts (“GICs”). However, the Company focuses primarily on the marketing of variable annuity products and the administration of a closed block of universal life business. The variable annuity products offer investors a broad spectrum of fund alternatives, a choice of investment managers and guaranteed fixed-rate account options. The Company earns fee income on investments in the variable account options and net investment income on the fixed-rate account options.

     Prior to the distribution of Saamsun as discussed above, the Company had three business segments: annuity operations (as discussed above), asset management operations and broker-dealer operations (see Note 12 of Notes to Consolidated Financial Statements). The asset management operations were conducted by the Company’s former registered investment advisor subsidiary, AIG SunAmerica Asset Management Corp. (“SAAMCO”), and its related distributor, AIG SunAmerica Capital Services, Inc. (“SACS”). SAAMCO and SACS earn fee income by distributing and managing a diversified family of mutual funds, managing certain subaccounts within the Company’s variable annuity products and providing professional management of individual, corporate and pension plan portfolios. The asset management operations also included SA Affordable Housing, LLC (“SAAH LLC”). SAAH LLC was previously a direct wholly owned subsidiary of the Parent, until January 1, 2001, at which time all of SAAH LLC’s ownership interests were contributed to the Company. All of SAAH LLC’s ownership interests were subsequently contributed by the Company to SAAMCO. SAAH LLC was formed as a limited liability company whose primary purpose is the generation of rehabilitation tax credits, low income housing credits and passive losses. Realized tax credits are recognized by its direct Parent, SAAMCO. The broker-dealer operations were conducted by the Company’s former broker-dealer subsidiary, Royal Alliance Associates, Inc. (“Royal Alliance”), which sells proprietary annuities and mutual funds and non-proprietary investment products. Royal Alliance earns income from commissions on sales of these products, net of the portion that is passed on to the registered representatives.

     On June 10, 2002, the Company entered into a profit sharing agreement with SAAMCO whereby SAAMCO will contribute to the Company on a quarterly basis its profits earned in connection with its role as investment advisor and/or business manager to several open-end investment management companies registered under the Investment Company Act of 1940, as amended, that fund the variable investment options available to investors through the Company’s variable annuity contracts (the “SAAMCO Agreement”). The SAAMCO Agreement is retroactive to January 1, 2002. Amounts paid to or accrued by the Company under this agreement totaled $62.6 million in 2002.

RESULTS OF OPERATIONS

     NET INCOME totaled $34.3 million in 2002, compared with $90.4 million in 2001 and $215.6 million in 2000. The operating results of 2001 and 2000 include those of the asset management and broker-dealer operations. Assuming the Saamsun distribution had occurred on January 1, 2000, the beginning of the prior year periods discussed herein, net income would have been $99.9 million for 2001 and $176.0 million for the 2000.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX reflected the adoption of EITF 99-20 in 2001. The Company recorded a loss of $10.3 million, net of tax, which is recognized in the consolidated statement of income and comprehensive income as a cumulative effect of accounting change for the year ended December 31, 2001 (see Note 2 of Notes to Consolidated Financial Statements).

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $36.3 million in 2002, compared with $121.6 million in 2001 and $324.0 million in 2000. Assuming the Saamsun distribution had occurred on January 1, 2000, the beginning of the prior year periods discussed herein, pretax income before cumulative effect of accounting change would have been $142.8 million for 2001 and $258.0 million for 2000. The decline in 2002 results compared to 2001 primarily resulted from lower fee income and increased guaranteed minimum death benefits on variable annuities, partially offset by decreased general and administrative expenses, decreased amortization of deferred acquisition costs, decreased net realized investment losses and increased net investment income. The decline in 2001 from 2000 primarily resulted from increased net realized investment losses, increased amortization of deferred acquisition costs and lower fee income.

     INCOME TAX EXPENSE totaled $2.1 million in 2002, $20.9 million in 2001 and $108.4 million in 2000, representing effective tax rates of 6%, 17% and 33% in 2002, 2001 and 2000, respectively. The decrease in the effective tax rate for 2002 is due primarily to the lower relative pretax income without corresponding reductions in permanent tax differences. Assuming that the Saamsun distribution had occurred on January 1, 2000, the beginning of the prior year periods discussed herein, income tax expense would have been $32.6 million for 2001 and $82.0 million for 2000, representing effective tax rates of 23% and 32%, respectively. The lower tax rate in 2001 is due to tax credits generated by SAAH LLC, a wholly-owned subsidiary of SAAMCO which reduced the effective tax rate by approximately 13% (see Note 9 of Notes to Consolidated Financial Statements).

     As discussed above and in Note 12 of Notes to Consolidated Financial Statements, effective January 1, 2002, the Company has one business segment, annuity operations.

ANNUITY OPERATIONS

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $36.3 million in 2002, compared with $142.8 million in 2001 and $258.0 million in 2000. The decline in 2002 results compared to 2001 primarily resulted from increased guaranteed minimum death benefits on variable annuities, increased amortization of deferred acquisition costs, lower fee income, increased general and administrative expenses and increased net realized investment losses partially offset by higher net investment income.

The decline in 2001 from 2000 primarily resulted from increased net realized investment losses, lower fee income, increased amortization of deferred acquisition costs, increased guaranteed minimum death benefits on variable annuities, and lower net investment income partially offset by lower general and administrative expenses.

     NET INVESTMENT INCOME, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, totaled $143.3 million in 2002, $118.2 million in 2001 and $127.7 million in 2000. These amounts equal 2.13% on average invested assets (computed on a daily basis) of $6.72 billion in 2002, 2.18% on average invested assets of $5.43 billion in 2001 and 2.35% on average invested assets of $5.43 billion in 2000.

     Net investment spreads include the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. Average invested assets exceeded average interest-bearing liabilities by $124.0 million in 2002, compared with $32.3 million in 2001 and $169.9 million in 2000. The increase in 2002 reflects a $200.0 million capital contribution from the Parent in the third quarter of 2002 and $120.5 million of net income tax refunds received from the Parent in the fourth quarter of 2001. The decrease in 2001 from 2000 reflects the impact of $94.1 million in dividends paid to the Parent and realized investment losses of $59.8 million recorded in 2001. The difference between the Company’s yield on average invested assets and the rate paid on average interest-bearing liabilities was 2.06% in 2002, 2.15% in 2001 and 2.19% in 2000.

     Investment income (and the related yields on average invested assets) totaled $390.1 million (5.80%) in 2002, compared with $359.7 million (6.63%) in 2001 and $388.4 million (7.15%) in 2000. The decrease in the investment yield in 2002 compared to 2001 and 2000 primarily reflects a lower prevailing interest rate environment. Expenses incurred to manage the investment portfolio amounted to $2.4 million in 2002, $5.0 million in 2001 and $7.1 million in 2000. These expenses are included as a reduction of investment income in the consolidated statement of income and comprehensive income.

     Interest expense totaled $246.8 million in 2002, $241.4 million in 2001 and $260.7 million in 2000. The average rate paid on all interest-bearing liabilities was 3.74% in 2002, compared with 4.48% in 2001 and 4.96% in 2000. Interest-bearing liabilities averaged $6.60 billion during 2002, $5.39 billion during 2001 and $5.26 billion during 2000. The decline in the overall rates paid in 2002 compared to 2001 resulted primarily from the impact of a declining interest rate environment and the impact of securities lending in 2002 at short-term rates. As discussed in Notes 2 and 11 of Notes to Consolidated Financial Statements, the Company participates in a securities lending program with an affiliated agent in which it lends its securities and primarily takes cash as collateral with respect to the securities lent. Income on the securities lending collateral is recorded as net investment income while it pays interest on the securities lending agreements and related management fees to administer the program. Excluding the impact of the securities lending program, the average rate paid would have been 3.93% in 2002. The decline in the overall rates paid in 2001 compared to 2000 resulted primarily from the impact of a declining interest rate environment.

     Growth in average invested assets resulted from cash received from the securities lending program and from sales of the fixed account options of the Company’s variable annuity products (“Fixed Annuity Deposits”), and renewal deposits on its universal life product (“UL Deposits”), partially offset by net exchanges from fixed accounts into the separate accounts of variable annuity contracts. Fixed Annuity Deposits and UL Deposits totaled $1.78 billion in 2002, $2.33 billion in 2001 and $1.82 billion in 2000, and are largely deposits for the fixed accounts of variable annuities. These deposits represent 34%, 51%, and 35%, respectively, of the related reserve balances at the beginning of the respective periods. Fixed Annuity Deposits were higher by approximately $550 million in 2001 due to low margin Anchor Advisor sales allocated to one-year fixed accounts in 2001. The one-year fixed account was discontinued from the product line in September 2001.

     No GIC deposits were received in 2002. GIC deposits totaled $40.0 million in 2001 and $350.0 million in 2000. GIC surrenders and maturities totaled $135.1 million in 2002, $191.9 million in 2001 and $78.3 million in 2000. The GICs issued by the Company are generally variable rate contracts which guarantee the payment of principal and interest for a term of three to five years. GICs purchased by asset management firms for their short-term portfolios (which represent 89% of the Company’s GIC liabilities) either prohibit withdrawals or permit withdrawals with notice ranging from 90 to 270 days. GICS that are purchased by banks for their long-term portfolios or by state and local governmental entities either prohibit withdrawals or permit scheduled book value withdrawals subject to the terms of the underlying indenture or agreement. In pricing GICs, the Company analyzes cash flow information and prices accordingly so that it is compensated for possible withdrawals prior to maturity.

     NET REALIZED INVESTMENT LOSSES totaled $65.8 million in 2002, compared with $59.8 million in 2001 and $15.2 million in 2000 and include impairment writedowns of $57.3 million, $68.0 million and $20.6 million, respectively. Thus, net realized losses from sales and redemptions of investments totaled $8.5 million in 2002, compared with net realized gains of $8.2 million in 2001 and $5.4 million in 2000.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $1.60 billion in 2002, $1.77 billion in 2001 and $1.14 billion in 2000. Sales of investments result from the active management of the Company’s investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.13%, 0.15% and 0.10% of average invested assets for 2002, 2001 and 2000, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company’s active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns include $57.3 million, $68.0 million and $20.6 million of provisions principally applied to bonds in 2002, 2001 and 2000, respectively. Impairment writedowns represent 0.85%, 1.25% and 0.38% of average invested assets for 2002, 2001 and 2000, respectively. For the five years ended December 31, 2002, impairment writedowns as a percentage of average invested assets have ranged from 0.06% to 1.25% and have averaged 0.56%. Such writedowns are based upon estimates of the net realizable value of invested assets and recorded when declines in value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events. The Company recorded $15.9 million ($10.3 million, net of tax) of additional impairments in 2001 pursuant to the implementation of EITF 99-20. This adjustment was recorded as a cumulative effect of accounting change in the accompanying consolidated statement of income and comprehensive income for 2001.

     VARIABLE ANNUITY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $318.1 million in 2002, $350.4 million in 2001 and $385.4 million in 2000. The 2002 amounts include $62.6 million of fees relating to the SAAMCO Agreement. In consolidation, comparable fees totaling $63.2 million in 2001 and $68.7 million in 2000 were included in the annuity operations segment in those years. The decreased fees in 2002 and 2001 as compared to 2000 reflect the unfavorable equity market conditions in 2002 and 2001, and the resulting unfavorable impact on market values of assets in the separate accounts. Variable annuity fees represent 1.9% of average variable annuity assets in 2002, 1.9% of average variable annuity assets in 2001 and 1.8% of average variable annuity assets in 2000. Variable annuity assets averaged $16.46 billion, $18.87 billion and $21.07 billion during the respective periods. Variable annuity deposits, which exclude deposits allocated to the fixed accounts of variable annuity products, totaled $1.18 billion in 2002, $1.41 billion in 2001 and $1.88 billion in 2000. These amounts represent 6%, 7% and 9% of separate account liabilities at the beginning of the respective periods. The decrease in variable annuity deposits in 2002 reflected lower demand for the variable account options of the Company’s variable annuity products due to the unfavorable equity market conditions discussed above. Transfers from the fixed accounts of the Company’s variable annuity products to the separate accounts are not classified as variable annuity deposits. Accordingly, changes in variable annuity deposits are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company’s variable annuity products.

     Sales of variable annuity products (which include deposits allocated to the fixed accounts) (“Variable Annuity Product Sales”) amounted to $2.92 billion, $3.69 billion and $3.64 billion in 2002, 2001 and 2000, respectively. Such sales primarily reflect those of the Company’s Polaris and Seasons variable annuity product lines. Sales were higher by approximately $550 million in 2001 due to low margin Anchor Advisor sales allocated to one-year fixed accounts in the third quarter of 2001 before the one-year fixed account was discontinued from the product line at the end of September 2001. The Company’s variable annuity products are multi-manager variable annuities that offer investors a choice of several variable funds as well as a number of guaranteed fixed-rate funds. Investors can select from a choice of 4 to 41 variable funds and up to 7 guaranteed fixed-rate funds depending on the product.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of annuities (See “Regulation” in Item 1).

     UNIVERSAL LIFE INSURANCE FEES, NET amounted to $20.5 million, $18.9 million and $20.3 million in 2002, 2001 and 2000, respectively. Universal life insurance fees consist of mortality charges, up-front fees earned on deposits received and administrative fees, net of the excess mortality expense on these contracts. The administrative fees are assessed based on the number of policies in force as of the end of each month. The Company acquired its universal life contracts as part of the Acquisition and does not actively market such contracts. Such fees represent 1.23%, 1.06% and 1.08% of average reserves for universal life insurance contracts in the respective periods.

     SURRENDER CHARGES on fixed and variable annuity contracts and universal life contracts totaled $32.5 million in 2002, $24.9 million in 2001 and $21.0 million in 2000. Surrender charges generally are assessed on withdrawals at declining rates during the first seven years of a contract. Withdrawal payments, which exclude claims and lump-sum annuity benefits, totaled $2.37 billion in 2002, compared with $2.10 billion in 2001 and $2.22 billion in 2000. These payments when expressed as a percentage of average related reserves represent 11.0%, 9.0% and 8.7% for 2002, 2001 and 2000, respectively. Withdrawals include variable annuity payments from the separate accounts totaling $1.78 billion (10.8% of average variable annuity liabilities), $1.73 billion (9.2% of average variable annuity liabilities) and $1.76 billion (8.4% of average variable annuity liabilities) in 2001, 2000, and 1999, respectively. The increase in withdrawal rates in 2002 reflects an increase in surrenders of the Company’s Anchor Advisor product allocated to one-year fixed accounts. Excluding such surrenders, the surrender rate would have been 10.2% in 2002.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $101.8 million in 2002, $93.0 million in 2001 and $102.8 million in 2000. General and administrative expenses increased in 2002 due to higher reinsurance premiums paid to reinsure the GMDB, EEB and GMIB features of the Company’s variable annuity products (see discussion below). Such premiums totaled $22.6 million in 2002, $13.2 million in 2001 and $6.8 million in 2000. General and administrative expenses decreased in 2001 due to lower costs associated with servicing its fixed annuities and universal life policies. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $187.9 million in 2002, compared with $144.3 million in 2001 and $125.0 million in 2000. The increases in amortization in both 2002 and 2001 was primarily related to lower estimates of future gross profits on variable annuity contracts compared to the prior years in light of the downturn in the equity markets in 2001 and 2002, and additional variable annuity product sales over the last twelve months and the subsequent amortization of related deferred commissions and other direct selling costs.

     ANNUAL COMMISSIONS totaled $58.4 million in 2002, compared with $58.3 million in 2001 and $56.5 million in 2000. Annual commissions represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company’s variable annuity contracts. Substantially all of the Company’s currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. The Company estimates that approximately 56% of the average balances of its variable annuity products is currently subject to such annual commissions.

Based on current sales, this percentage is expected to increase in future periods.

     GUARANTEED MINIMUM DEATH BENEFITS, NET OF REINSURANCE RECOVERIES (“Net GMDB”) totaled $67.5 million in 2002, compared with $17.8 million in 2001 and $0.6 million in 2000 (net of reinsurance recoveries of $8.4 million in 2002, $3.8 million in 2001 and $0.9 million in 2000). Net GMDB consists primarily of guaranteed minimum death benefits as well as immaterial amounts of earnings enhancement benefits, guaranteed minimum income benefits and guaranteed minimum account value benefits. These guarantees are described in more detail in the following paragraphs. The increase in Net GMDB related to the Company’s variable annuity separate account contracts in 2002 and 2001 reflects the downturn in the equity markets in 2001 and 2002. Further downturns in the equity markets could increase these expenses.

     GUARANTEED MINIMUM DEATH BENEFITS (“GMDB”): A majority of the Company’s variable annuity products are issued with a death benefit feature which provides that, upon the death of a contractholder, the contractholder’s beneficiary will receive the greater of (1) the contractholder’s account value, or (2) a guaranteed minimum death benefit that varies by product (the GMDB). The Company bears the risk that death claims following a decline in the financial markets may exceed contractholder account balances, and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. At December 31, 2002, a portion of the GMDB risk on approximately 28% (calculated based on current account value) of the contracts with such features had been reinsured. Approximately half of this reinsurance will cease at the time the modified coinsurance deposit liability is fully paid down, which is presently estimated to occur in early 2004. However, a substantial majority of all new contracts sold have reinsurance coverage. Reinsurance coverage is subject to limitations such as caps and deductibles. GMDB-related contractholder benefits incurred, net of related reinsurance, were $67.5 million (net of $8.4 million of reinsurance recoveries), $17.8 million (net of $3.8 million of reinsurance recoveries) and $0.6 million (net of $0.9 million of reinsurance recoveries) for 2002, 2001 and 2000, respectively. In accordance with Generally Accepted Accounting Principles, the Company expenses such benefits in the period incurred, and therefore does not provide reserves for future benefits.

     EARNINGS ENHANCEMENT BENEFIT (“EEB”): The Company issues certain variable annuity products that offer an optional Earnings Enhancement Benefit (EEB) feature. For contractholders who elect the feature, the EEB provides an additional death benefit amount equal to a fixed percentage of earnings in the contract, subject to certain maximums. The Company bears the risk that account values following favorable performance of the financial markets will result in greater EEB death claims and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. At December 31, 2002, approximately 7% of inforce contracts include EEB coverage, with 96% of the EEB risk fully reinsured.

     GUARANTEED MINIMUM INCOME BENEFIT (“GMIB”): The Company issues certain variable annuity products that contain or offer a Guaranteed Minimum Income Benefit (GMIB) living benefit feature. This feature provides a minimum annuity payment guarantee for those contractholders who choose to receive fixed lifetime annuity payments after a seven or ten-year waiting period in their deferred annuity contracts. The Company bears the risk that the performance of the financial markets will not be sufficient for accumulated policyholder account balances to support GMIB benefits and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. Substantially all of the Company’s GMIB risk has been reinsured as of December 31, 2002.

     GUARANTEED MINIMUM ACCOUNT VALUE (“GMAV”): In the third quarter of 2002, the Company began issuing certain variable annuity products which offer an optional Guaranteed Minimum Account Value (GMAV) living benefit. If elected by the policyholder at the time of contract issuance, this feature guarantees that the account value under the contract will equal or exceed the amount of the initial principal invested, adjusted for withdrawals, at the end of a ten-year waiting period. The Company bears the risk that protracted under-performance of the financial markets could result in GMAV benefits being higher than the underlying contractholder account balance and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. As of December 31, 2002, the premiums subject to guarantee totaled approximately $100 million, and the estimated fair values of the GMAV were not material.

     With respect to its reinsurance agreements, the Company could become liable for all obligations of the reinsured policies if the reinsurers were to become unable to meet the obligations assumed under the respective reinsurance agreements. The Company monitors its credit exposure with respect to these agreements. However, due to the high credit ratings and continuous monitoring of these ratings of the reinsurers, such risks are considered to be minimal.

     Prior to the distribution of Saamsun on January 1, 2002, the Company had asset management operations and broker-dealer operations. The following discussions pertained to these two business segments for 2001 and 2000.

ASSET MANAGEMENT OPERATIONS

     PRETAX LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $38.9 million in 2001 compared to pretax income of $36.5 million in 2000. The decrease in 2001 from 2000 primarily resulted from increased amortization of deferred acquisition costs, increased net realized investment losses and a reduction in fee income, partially offset by lower general and administrative expenses.

     NET REALIZED INVESTMENT LOSSES totaled $32.9 million in 2001 and represent impairment writedowns applied to limited partnerships held by SAAH LLC (See Note 9 of Notes to Consolidated Financial Statements). There were no realized investment losses in 2000. Such writedowns are based upon estimates of the net realizable value of invested assets and recorded declines in value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY FEES totaled $11.5 million in 2001, compared to $15.1 million in 2000. The decreased fees in 2001 reflect a decline in average variable annuity assets under management, principally resulting from a decline in market values.

     ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds by SAAMCO. Such fees totaled $63.5 million on average assets managed of $6.74 billion in 2001 and $73.9 million on average assets managed of $6.62 billion in 2000. Asset management fees are not necessarily proportionate to average assets managed, principally due to changes in product mix. Mutual fund sales, excluding sales of money market accounts, totaled $1.83 billion in 2001, compared to $2.89 billion in 2000. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $1.17 billion in 2001 and $819.9 million in 2000, which represent 20.5% and 14.3%, respectively, of average related mutual fund assets. The decrease in sales and the increase in redemptions in 2001 principally reflect lower demand for growth-oriented mutual funds, which have been out of favor with investors due to unfavorable equity market conditions since late 2000 and throughout 2001.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $27.4 million in 2001, compared to $36.1 million in 2000. The decrease in expenses in 2001 principally reflects lower sales of mutual funds and related marketing costs.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $76.0 million in 2001, compared to $33.0 million in 2000. The increase in amortization in 2001 is principally due to a $34.0 million writedown of deferred acquisition costs which was required following the 2001 downturn in the equity markets, so that deferred and unamortized costs would not exceed the estimated distribution fee and contingent deferred sales charge revenues on certain mutual fund contracts. The remaining increase in amortization was due to increased mutual fund sales and the impact of a full year of subsequent amortization of such related deferred commissions and other direct selling costs.

BROKER DEALER OPERATIONS

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $17.7 million in 2001 and $29.5 million in 2000. The decline in 2001 from 2000 primarily resulted from a decline in net retained commissions.

     NET RETAINED COMMISSIONS totaled $45.4 million in 2001 and $58.3 million in 2000. Net retained commissions are derived from commissions on the sales of proprietary and nonproprietary investment products, after deducting approximately 90% of such commissions that is passed on to registered representatives. Such commissions declined as a result of lower sales in 2001. Fluctuations in net retained commissions may not necessarily be related to fluctuations in sales primarily due to changes in sales mix. Broker-dealer sales (mainly sales of general securities, mutual funds and annuities) totaled $9.78 billion in 2001 and $13.25 billion in 2000. The decreases in broker-dealer sales in 2001 reflected lower demand for mutual funds and other investments due to unfavorable equity market conditions throughout 2001.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $29.5 million in 2001, compared to $32.1 million in 2000. The decrease in expenses in 2001 as compared to 2000 reflect lower marketing-related expenses.

CAPITAL RESOURCES AND LIQUIDITY

     SHAREHOLDER’S EQUITY decreased to $1.32 billion at December 31, 2002 from $1.59 billion at December 31, 2001, due to a $552.4 million distribution to the Parent of 100% of the common stock of the Company’s wholly-owned subsidiary, Saamsun, on January 1, 2002 (see Note 9 of Notes to Consolidated Financial Statements). The impact of this distribution was partially offset by a $200.0 million capital contribution from its Parent, net income of $34.3 million and other comprehensive income of $45.8 million.

     INVESTED ASSETS at December 31, 2002 totaled $7.19 billion, compared with $6.75 billion at December 31, 2001. The majority of the Company’s invested assets are managed by an affiliate. The Company’s general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of its portfolio of bonds, notes and redeemable preferred stocks (the “Bond Portfolio”) is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company’s need for liquidity and other similar factors.

     THE BOND PORTFOLIO, which constituted 77% of the Company’s total investment portfolio at December 31, 2002, had an aggregate fair value that was $35.9 million greater than its amortized cost at December 31, 2002, compared with an amortized cost that was $62.8 million greater than its aggregate fair value at December 31, 2001. The decrease in net unrealized losses and increase in net unrealized gains on the Bond Portfolio during 2002 principally reflects the decline in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at December 31, 2002.

     At December 31, 2002, the Bond Portfolio (excluding $21.6 million of redeemable preferred stocks) included $5.31 billion of bonds rated by Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”), Fitch (“Fitch”) or the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”), and $196.6 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At December 31, 2002, approximately $5.18 billion of the Bond Portfolio was investment grade, including $1.58 billion of mortgage-backed securities (“MBS”) and U.S. government/agency securities.

     At December 31, 2002, the Bond Portfolio included $331.8 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 1.4% of the Company’s total assets and approximately 4.6% of its invested assets. Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. These non-investment-grade securities are comprised of bonds spanning 30 industries with 23% of these assets concentrated in financial institutions and 14% concentrated in telecommunications. No other industry concentration constituted more than 10% of these assets.

     The table on the next page summarizes the Company’s rated bonds by rating classification as of December 31, 2002.

RATED BONDS BY RATING CLASSIFICATION
(Dollars in thousands)

			Issues not rated by S&P/Moody's/
Issues rated by S&P/Moody's/Fitch			Fitch, by NAIC category			Total

								Percent
		Estimated	NAIC		Estimated		Estimated	of total
S&P/Moody's/Fitch	Amortized	fair	category	Amortized	fair	Amortized	fair	invested
Category (1)	cost	value	(2)	cost	value	cost	value	assets

AAA+ to A- (Aaa to A3) [AAA to A-]	$3,187,888	$3,269,229	1	$493,556	$513,847	$3,681,444	$3,783,076	52.59%
BBB+ to BBB- (Baa1 to Baa3) [BBB+ to BBB-]	1,112,451	1,115,445	2	275,308	276,630	1,387,759	1,392,075	19.35%
BB+ to BB- (Ba1 to Ba3) [BB+ to BB-]	187,096	164,737	3	15,077	12,364	202,173	177,101	2.46%
B+ to B- (B1 to B3) [B+ to B-]	68,031	55,056	4	5,705	5,815	73,736	60,871	0.85%
CCC+ to C (Caa to C) [CCC]	64,589	34,159	5	61,377	59,394	125,966	93,553	1.30%
CI to D [DD] {D}	—	—	6	83	319	83	319	0.00%

TOTAL RATED ISSUES	$4,620,055	$4,638,626		$851,106	$868,369	$5,471,161	$5,506,995

Footnotes appear on the following page.

Footnotes to the table of Rated Bonds by Rating Classification

(1)	S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt’s relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody’s rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt’s relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody’s and Fitch ratings if rated by multiple agencies.

(2)	Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for non-defaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody’s/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $196.6 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

     At December 31, 2002, approximately $1.10 billion of the Company’s Bond Portfolio had an aggregate unrealized loss of $169.1 million. The gross unrealized losses in the Bond Portfolio included the following concentrations:

Gross
Unrealized
Concentration	Losses

(In thousands)
Investment Grade:
Finance companies	$42,607
Airlines	14,447
Public utilities	5,873
Securitizations	18,747
Not Rated and Below Investment Grade:
Finance companies	10,639
Airlines	23,383
Public utilities	15,273
Securitizations	258

     The amortized cost of the Bond Portfolio in an unrealized loss position at December 31, 2002, by contractual maturity, is shown below.

Amortized
Cost

(In thousands)
Due in one year or less	$69,930
Due after one year through five years	504,872
Due after five years through ten years	481,152
Due after ten years	213,687

Total	$1,269,641

     Senior secured loans (“Secured Loans”) are included in the Bond Portfolio and aggregated $235.3 million at December 31, 2002. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At December 31, 2002, Secured Loans consisted of $42.4 million of publicly traded securities and $192.9 million of privately traded securities. These Secured Loans are composed of loans to 51 borrowers spanning 19 industries, with 13% of these assets concentrated in airlines and 13% concentrated in energy, 12% concentrated in non-cable media, 11% concentrated in financial institutions and 11% concentrated in transportation. No other industry constituted more than 10% of these assets.

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

     MORTGAGE LOANS aggregated $738.6 million at December 31, 2002 and consisted of 117 commercial first mortgage loans with an average loan balance of approximately $6.3 million, collateralized by properties located in 28 states. Approximately 34% of this portfolio was office, 19% was multifamily residential, 16% was manufactured housing, 10% was industrial, 9% was hotels, 5% was retail, and 7% was other types. At December 31, 2002, approximately 28% and 11% of this portfolio were secured by properties located in California and New York, respectively, and no more than 10% of this portfolio was secured by properties located in any other single state. At December 31, 2002, 16 mortgage loans have an outstanding balances of $10 million or more, which collectively aggregated approximately 49% of this portfolio. At December 31, 2002, approximately 21% of the mortgage loan portfolio consisted of loans with balloon payments due before January 1, 2006. During 2002, 2001 and 2000, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

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

     POLICY LOANS totaled $215.8 million at December 31, 2002, compared to $227.0 million at December 31, 2001, and primarily represent loans taken against universal life insurance policies.

     SEPARATE ACCOUNT SEED MONEY totaled $25.4 million at December 31, 2002, compared to $50.6 million at December 31, 2001, and consists principally of seed money for mutual funds used as investment vehicles for the Company’s variable annuity separate accounts. The decrease in 2002 is due primarily to redemptions and amounts related to SAAMCO which was distributed to the Parent effective January 1, 2002. At December 31, 2001, separate account seed money included $5.0 million of investments related to SAAMCO’s mutual funds.

     PARTNERSHIPS totaled $8.8 million at December 31, 2002, constituting investments in 5 partnerships with an average size of approximately $1.8 million. These partnerships are managed by independent money managers that invest in a broad selection of equity and fixed-income securities, currently including 358 separate issuers. The risks generally associated with partnerships include those related to their underlying investments (i.e., equity securities and debt securities), plus a level of illiquidity, which is mitigated, to some extent, by the existence of contractual termination provisions. At December 31, 2001, partnerships totaled $451.6 million, including $443.4 million which were partnership assets of SA Affordable Housing, LLC, an indirect wholly owned subsidiary of Saamsun, which was transferred to the Parent as part of the distribution of Saamsun on January 1, 2002.

     OTHER INVESTED ASSETS principally include collateral held under a securities lending agreement with an affiliated agent. The Company has entered into a securities lending agreement with an affiliated lending agent, which authorizes the agent to lend securities held in the Company’s portfolio to a list of authorized borrowers. The Company receives primarily cash collateral in an amount in excess of the market value of the securities loaned. The affiliated lending agent monitors the daily market value of securities loaned with respect to the collateral value and obtains additional collateral when necessary to ensure that collateral is maintained at a minimum of 102% of the value of the loaned securities. Such collateral is not available for the general use of the Company.

     ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation (i.e. the risk of being forced to sell investments during unfavorable market conditions). The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company’s fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 82% of the Company’s fixed annuity, universal life and GIC reserves had surrender penalties or other restrictions at December 31, 2002.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company’s fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; policy loans; and investments in limited partnerships that invest primarily in fixed-rate securities. At December 31, 2002, these assets had an aggregate fair value of $7.19 billion with a duration of 3.8. The Company’s fixed-rate liabilities include fixed annuity, universal life and GIC reserves. At December 31, 2002, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $6.47 billion with a duration of 3.8. The Company’s potential exposure due to a 10% decrease in prevailing interest rates from their December 31, 2002 levels is a loss of approximately $6.2 million, representing an increase in fair value of its fixed-rate liabilities that is not offset by a increase in fair value of its fixed-rate assets. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements (“Swap Agreements”) to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At December 31, 2002, the Company had one outstanding Swap Agreement with a notional principal of $33.4 million. This agreement matures in December 2024.

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

     The carrying values of investments that are determined to have declines in value that are other than temporary are reduced to net realizable value and, in the case of bonds, no further accruals of interest are made. The provisions for impairment on mortgage loans are based on losses expected by management to be realized on transfers of mortgage loans to real estate, on the disposition and settlement of mortgage loans and on mortgage loans that management believes may not be collectible in full. Accrual of interest is suspended when principal and interest payments on mortgage loans are past due more than 90 days. Impairment losses on securitized assets are recognized if the fair value of the security is less than its book value, and the net present value of expected future cash flows is less than the net present value of expected future cash flows at the most recent (prior) estimation date.

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $15.6 million ($8.9 million of bonds and $6.7 million of mortgage loans) at December 31, 2002, which constituted approximately 0.2% of total invested assets. At December 31, 2001, defaulted investments totaled $12.0 million ($9.8 million of bonds and $2.2 million of mortgage loans), which constituted approximately 0.4% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company’s existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. The Company’s liquidity is primarily derived from operating cash flows. At December 31, 2002, approximately $4.43 billion of the Company’s Bond Portfolio had an aggregate unrealized gain of $205.0 million, while approximately $1.10 billion of the Bond Portfolio had an aggregate unrealized loss of $169.1 million. In addition, the Company’s investment portfolio currently provides approximately $51.4 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company’s annuity and GIC products have been more than sufficient in amount to satisfy the Company’s liquidity needs.

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

     GUARANTEES AND OTHER COMMITMENTS: The Company has entered into eight agreements in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. The maximum liability under these guarantees at December 31, 2002 is $813.0 million. Related to each of these agreements are participation agreements with the Company’s Parent, under which the Parent will share in $350.4 million of these liabilities in exchange for a proportionate percentage of the fees received under these agreements. The expiration dates of these commitments are as follows: $250.0 million in 2004, $405.0 million in 2005 and $158.0 million in 2006.

     In the ordinary course of business, the Company is obligated to purchase approximately $42.0 million of asset backed securities as of December 31, 2002. The expiration dates of these commitments are as follows: $21.0 million in 2003, $14.0 million in 2004 and $7.0 million in 2006.

     The Company has entered into an agreement whereby it is committed to purchase the remaining principal amount, $36.4 million as of December 31, 2002, of various mortgage backed securities at par value in March 2006.

     Reserves for GICs have maturity dates as follows: $228.7 million in 2003, $30.5 million in 2004 and $100.4 million in years subsequent to 2006.

     Cash received as part of a modified coinsurance transaction is recorded as a deposit liability. Deposits from the reinsured business are allocated to pay down the liability pursuant to a repayment schedule. The remaining deposit liability of $31.4 million is expected to be fully paid down during 2004 (see Note 7 of Notes to Consolidated Financial Statements).

     RECENTLY ISSUED ACCOUNTING STANDARDS are discussed in Note 2 of Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 27 to 28 herein.

CONTROLS & PROCEDURES

(A)	Evaluation of disclosure controls and procedures. The conclusions of our principal executive officer and principal financial officer about the effectiveness of the Company’s disclosure controls and procedures based on their evaluation of these controls and procedures within 90 days prior to filing the December 31, 2002 Form 10-K are as follows:

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

(B)	Changes in internal control. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s most recent evaluation, including any corrective actions with regard to any significant deficiencies and material weaknesses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company’s financial statements begin on page F-3. Reference is made to the Index to Financial Statements on page F-1 herein.

ITEM 9.	CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     Reference is made to the index set forth on page F-1 of this report.

EXHIBITS

Exhibit No.	Description

2(a)	Purchase and Sale Agreement, dated as of July 15, 1998, by and among the Company, SunAmerica Inc. (“SAI”), First SunAmerica Life Insurance Company and MBL Life Assurance Corporation, is incorporated herein by reference to Exhibit 2(e) to SAI’s 1998 Annual Report on Form 10-K, filed December 21, 1998.
3(a)	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated September 30, 2002, filed with the Arizona Department of Insurance and the Arizona Corporation Commission on October 20, 2002.
3(b)	Amended and Restated Articles of Incorporation, dated December 19, 2001, filed with the Arizona Department of Insurance and Arizona Corporation Commission on January 23, 2002 and January 24, 2002, respectively, is incorporated herein as Exhibit 3(a) to the Company’s 2001 Annual Report on Form 10-K, filed March 29, 2002.
3(c)	Amended and Restated Articles of Incorporation and Articles of Redomestication, filed with the Arizona Department of Insurance on December 22, 1995, is incorporated herein by reference to Exhibit 3(a) to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 1995, filed February 14, 1996.
3(d)	Amended and Restated Bylaws, as adopted January 1, 1996, is incorporated herein by reference to Exhibit 3(b) to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 1995, filed February 14, 1996.
3(e)	Amended and Restated Bylaws, as amended January 2, 2001, is incorporated herein as Exhibit 3(d) to the Company’s 2001 Annual Report on Form 10-K, filed March 29, 2002.
3(f)	Amended and Restated Bylaws, dated as of December 19, 2001, is incorporated herein as Exhibit 3(e) to the Company’s 2001 Annual Report on Form 10-K, filed March 29, 2002.
4(a)	Articles of Amendment to the Amended and Restated Articles of Incorporation. See Exhibit 3(a).
4(b)	Amended and Restated Articles of Incorporation, dated December 19, 2001. See Exhibit 3(b).
4(c)	Amended and Restated Bylaws, dated December 19, 2001. See Exhibit 3(f).
10(a)	Subordinated Loan Agreement for Equity Capital, dated August 4, 1999, between the Company’s subsidiary, Royal Alliance Associates, Inc., and SAI, defining SAI’s rights with respect to the 8.0% notes due September 23, 2002, is incorporated herein by reference to Exhibit 10(a) to the Company’s 2001 Annual report on Form 10-K, filed March 29, 2002.

ITEM 14.	EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

Exhibit No.	Description

10(b)	Second Amendment to Subordinated Loan Agreement for Equity Capital, dated as of September 13, 1999, between the Company’s subsidiary, AIG SunAmerica Asset Management Corp., and SAI, extending the maturity date to September 13, 2002 and adjusting the interest rate to 8% for the unpaid principal under the Amendment to Subordinated Loan Agreement for Equity Capital, dated September 3, 1996, with a maturity date of September 13, 1999, is incorporated herein by reference to Exhibit 10(b) to the Company’s 2001 Annual report on Form 10-K, filed March 29, 2002.
10(c)	Amendment to Subordinated Loan Agreement for Equity Capital, dated as of September 30, 2000, between the Company’s subsidiary, SACS, and SAI, extending the maturity date to October 31, 2004 and changing the interest rate to 9.5% of a Subordinated Loan Agreement for Equity Capital, dated as of August 25, 1998, defining SAI’s rights with respect to the 8.5% notes due October 30, 2001, is incorporated herein by reference to Exhibit 10(c) to the Company’s 2001 Annual report on Form 10-K, filed March 29, 2002.
10(d)	Subordinated Loan Agreement for Equity Capital, dated as of March 17, 2000, between the Company’s subsidiary, SACS, and SAI, defining SAI’s rights with respect to the 8.75% notes due April 30, 2003, is incorporated herein by reference to Exhibit 10(a) to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2000, filed May 12, 2000.
10(e)	Subordinated Loan Agreement for Equity Capital, dated February 21, 2000, between the Company’s subsidiary, SACS, and SAI, defining SAI’s rights with respect to the 8.5% notes due March 31, 2003, is incorporated herein by reference to Exhibit 10(b) to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2000, filed May 12, 2000.
10(f)	Amendment to Subordinated Loan Agreement for Equity Capital, dated as of March 20, 2001, between the Company’s subsidiary, SACS, and SAI, extending the maturity date to April 30, 2003 and adjusting the interest rate to 8% of a Subordinated Loan Agreement for Equity Capital, dated as of March 19, 1999, defining SAI’s rights with respect to the 8.5% notes due April 30, 2002, is incorporated herein by reference to Exhibit 10(a) to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001, filed May 14, 2001.
10(g)	Second Amendment to Subordinated Loan Agreement for Equity Capital, dated as of April 30, 2001, between the Company’s subsidiary, SACS, and SAI, extending the maturity date to June 30, 2003 and adjusting the interest rate from 9.5% to 7.5% per annum for the unpaid principal under the Amendment to Subordinated Loan Agreement for Equity Capital, dated as of May 22, 2000, with a maturity date of June 30, 2002 is incorporated herein by reference to Exhibit 10(a) to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2001, filed August 13, 2001.

ITEM 14.	EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

Exhibit No.	Description

10(h)	Second Amendment to Subordinated Loan Agreement for Equity Capital, dated as of June 5, 2001, between the Company’s subsidiary, SACS, and SAI, extending the maturity date to July 30, 2003 and adjusting the interest rate from 9.5% to 7.5% per annum for the unpaid principal under the Amendment to Subordinated Loan Agreement for Equity Capital, dated as of May 22, 2000, with a maturity date of July 30, 2002 is incorporated herein by reference to Exhibit 10(b) to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2001, filed August 13, 2001.
10(i)	Amendment to Subordinated Loan Agreement for Equity Capital, dated as of July 23, 2001, between the Company’s subsidiary, SACS, and SAI, extending the maturity date to September 30, 2005 and adjusting the interest rate from 8% to 6.75% for the unpaid principal under the Amendment to Subordinated Loan Agreement for Equity Capital, dated as of August 31, 1999, defining SAI’s rights with respect to 8% notes due September 30, 2002, is incorporated herein by reference to Exhibit 10(a) to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2001, filed November 13, 2001.
10(j)	Asset Lease Agreement, dated June 26, 1998, between the Company and Aurora National Life Assurance Company (“Aurora”), relating to a lease from Aurora of certain information relating to single premium deferred annuities, is incorporated herein by reference by Exhibit 10(h) to the Company’s Form 10-K, filed December 23, 1998.

REPORTS ON FORM 8-K

A current report on Form 8-K dated August 14, 2002 was furnished under Item 9 of Form 8-K pursuant to Regulation FD with respect to certifications made by the Principal Executive Officer and the Principal Financial Officer of the Company to accompany the quarterly report on Form 10-Q for the quarter ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIG SUNAMERICA LIFE ASSURANCE COMPANY BY /S/ N. SCOTT GILLIS N. Scott Gillis Senior Vice President and Director

March 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ N. SCOTT GILLIS N. Scott Gillis	Senior Vice President and Director (Principal Financial Officer)	March 28, 2003

/s/ MAURICE S. HEBERT Maurice S. Hebert	Vice President & Controller (Principal Accounting Officer)	March 28, 2003

/s/ JAY S. WINTROB Jay S. Wintrob	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003

/s/ JANA W. GREER Jana W. Greer	President and Director	March 28, 2003

/s/ JAMES R. BELARDI James R. Belardi	Senior Vice President and Director	March 28, 2003

/s/ MARC H. GAMSIN Marc H. Gamsin	Senior Vice President and Director	March 28, 2003

/s/ EDWIN R. RAQUEL Edwin R. Raquel	Senior Vice President and Chief Actuary	March 28, 2003

AIG SUNAMERICA LIFE ASSURANCE COMPANY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Number(s)

Report of Independent Accountants	F-2
Consolidated Balance Sheet — December 31, 2002 and December 31, 2001	F-3 to F-4
Consolidated Statement of Income and Comprehensive Income — Years Ended December 31, 2002, 2001 and 2000	F-5 to F-6
Consolidated Statement of Cash Flows — Years Ended December 31, 2002, 2001 and 2000	F-7 to F-8
Notes to Consolidated Financial Statements	F-9 to F-39

Report of Independent Accountants

To the Board of Directors and Shareholder of
AIG SunAmerica Life Assurance Company:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and comprehensive income and of cash flows present fairly, in all material respects, the financial position of AIG SunAmerica Life Assurance Company and its subsidiaries (formerly, Anchor National Life Insurance Company), an indirect wholly owned subsidiary of American International Group, Inc., at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities and interest income and impairment of certain beneficial interests in securitized financial assets in 2001.

PricewaterhouseCoopers LLP
Los Angeles, California
February 11, 2003

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2002	2001

	(in thousands)
ASSETS
Investments and cash:
Cash and short-term investments	$65,872	$200,064
Bonds, notes and redeemable preferred stocks available for sale, at fair value (amortized cost: December 31, 2002, $5,492,677; December 31, 2001, $4,607,901)	5,528,569	4,545,075
Mortgage loans	738,601	692,392
Policy loans	215,846	226,961
Separate account seed money	25,366	50,560
Common stocks available for sale, at fair value (cost: December 31, 2002, $4,111; December 31, 2001, $1,288)	2,609	861
Partnerships	8,766	451,583
Real estate	22,315	20,091
Other invested assets	585,760	563,739

Total investments and cash	7,193,704	6,751,326

Variable annuity assets held in separate accounts	14,758,642	18,526,413
Accrued investment income	75,326	65,272
Deferred acquisition costs	1,364,748	1,419,498
Income taxes currently receivable from Parent	100,123	61,435
Due from affiliates	26,304	3,999
Goodwill	4,603	20,150
Other assets	15,382	92,012

TOTAL ASSETS	$23,538,832	$26,940,105

See accompanying notes to consolidated financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED BALANCE SHEET (Continued)

	December 31,	December 31,
	2002	2001

	(in thousands)
LIABILITIES AND SHAREHOLDER’S EQUITY
Reserves, payables and accrued liabilities:
Reserves for fixed annuity contracts	$4,285,098	$3,498,917
Reserves for universal life insurance contracts	1,676,073	1,738,493
Reserves for guaranteed investment contracts	359,561	483,861
Securities loaned under collateral agreements	585,760	541,899
Modified coinsurance deposit liability	31,393	61,675
Payable to brokers	8,529	4,479
Other liabilities	160,265	220,588

Total reserves, payables and accrued liabilities	7,106,679	6,549,912

Variable annuity liabilities related to separate accounts	14,758,642	18,526,413

Subordinated notes payable to affiliates	—	58,814

Deferred income taxes	351,872	210,970

Shareholder’s equity:
Common stock	3,511	3,511
Additional paid-in capital	1,125,753	925,753
Retained earnings	175,871	694,004
Accumulated other comprehensive income (loss)	16,504	(29,272)

Total shareholder’s equity	1,321,639	1,593,996

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$23,538,832	$26,940,105

See accompanying notes to consolidated financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,

	2002	2001	2000

	(in thousands)
Investment income	$390,086	$375,213	$399,355

Interest expense on:
Fixed annuity contracts	(142,973)	(133,647)	(140,322)
Universal life insurance contracts	(80,021)	(81,773)	(86,263)
Guaranteed investment contracts	(11,267)	(25,079)	(34,124)
Securities lending agreements	(12,530)	(945)	—
Subordinated notes payable to affiliates	—	(4,475)	(4,144)

Total interest expense	(246,791)	(245,919)	(264,853)

NET INVESTMENT INCOME	143,295	129,294	134,502

NET REALIZED INVESTMENT LOSSES	(65,811)	(92,711)	(15,177)

Fee income:
Variable annuity fees	318,061	361,877	400,495
Net retained commissions	—	47,572	62,202
Asset management fees	—	63,529	73,922
Universal life insurance fees, net	20,537	18,909	20,258
Surrender charges	32,507	24,911	20,963
Other fees	3,305	14,551	12,959

TOTAL FEE INCOME	374,410	531,349	590,799

GENERAL AND ADMINISTRATIVE EXPENSES	(101,839)	(149,936)	(171,013)

AMORTIZATION OF DEFERRED ACQUISITION COSTS	(187,860)	(220,316)	(158,007)

ANNUAL COMMISSIONS	(58,389)	(58,278)	(56,473)

GUARANTEED MINIMUM DEATH BENEFITS, NET OF REINSURANCE RECOVERIES	(67,492)	(17,839)	(614)

PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	36,314	121,563	324,017

Income tax expense	(2,063)	(20,852)	(108,445)

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	34,251	100,711	215,572

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX	—	(10,342)	—

NET INCOME	$34,251	$90,369	$215,572

See accompanying notes to consolidated financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME (Continued)

	Years Ended December 31,

	2002	2001	2000

	(in thousands)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net unrealized gains (losses) on debt and equity securities available for sale identified in the current period (net of income tax expense of $7,125, income tax benefit of $3,646 and income tax expense of $20,444 for 2002, 2001 and 2000, respectively)	$13,233	$(6,772)	$37,968

Less reclassification adjustment for net realized losses included in net income (net of income tax benefit of $18,300, $22,422 and $4,848 for 2002, 2001 and 2000, respectively)	33,985	41,640	9,003

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX	—	1,389	—

Net change related to cash flow hedges (net of income tax benefit of $776 for 2002 and income tax expense of $28 for 2001)	(1,442)	53	—

OTHER COMPREHENSIVE INCOME	45,776	36,310	46,971

COMPREHENSIVE INCOME	$80,027	$126,679	$262,543

See accompanying notes to consolidated financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$34,251	$90,369	$215,572
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	10,342	—
Interest credited to:
Fixed annuity contracts	142,973	133,647	140,322
Universal life insurance contracts	80,021	81,773	86,263
Guaranteed investment contracts	11,267	25,079	34,124
Net realized investment losses	65,811	92,711	15,177
(Accretion) amortization of net (discounts) premiums on investments	(1,295)	4,554	(2,198)
Universal life insurance fees, net	(20,537)	(18,909)	(20,258)
Amortization of goodwill	—	1,452	1,455
Amortization of deferred acquisition costs	187,860	220,316	158,007
Acquisition costs deferred	(256,538)	(359,158)	(362,084)
Provision for deferred income taxes	128,748	126,010	114,127
Change in:
Accrued investment income	(10,099)	(7,717)	3,029
Other assets	2,433	15,042	(16,628)
Income taxes currently receivable from/ payable to Parent	(50,471)	106	(84,482)
Due from/to affiliates	16,153	(68,844)	27,763
Other liabilities	5,167	9,697	(40,283)
Other, net	40,518	40,125	43,376

NET CASH PROVIDED BY OPERATING ACTIVITIES	376,262	396,595	313,282

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds, notes and redeemable preferred stocks	(2,403,362)	(2,178,830)	(881,647)
Mortgage loans	(128,764)	(70,295)	(144,303)
Other investments, excluding short-term investments	(65,184)	(27,413)	(66,722)
Sales of:
Bonds, notes and redeemable preferred stocks	849,022	1,087,090	468,221
Other investments, excluding short-term investments	825	3,527	60,538
Redemptions and maturities of:
Bonds, notes and redeemable preferred stocks	615,798	549,638	429,347
Mortgage loans	82,825	63,960	136,277
Other investments, excluding short-term investments	114,347	78,555	122,195
Net cash and short-term investments transferred to affiliates in assumption reinsurance transaction relating to MBL Life Assurance Corporation	—	—	(3,314)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	$(934,493)	$(493,768)	$120,592

See accompanying notes to consolidated financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Years Ended December 31,

	2002	2001	2000

	(in thousands)
CASH FLOW FROM FINANCING ACTIVITIES:
Deposit received on:
Fixed annuity contracts	$1,731,597	$2,280,498	$1,764,600
Universal life insurance contracts	49,402	52,469	58,738
Guaranteed investment contracts	—	40,000	350,000
Net exchanges from the fixed accounts of variable annuity contracts	(503,221)	(1,368,527)	(1,994,710)
Withdrawal payments on:
Fixed annuity contracts	(529,466)	(315,794)	(320,778)
Universal life insurance contracts	(68,444)	(55,361)	(145,067)
Guaranteed investment contracts	(135,084)	(191,919)	(78,312)
Claims and annuity payments on:
Fixed annuity contracts	(98,570)	(52,685)	(114,761)
Universal life insurance contracts	(100,995)	(146,998)	(118,302)
Net receipts from (repayments of) other short-term financings	(8,025)	15,920	(33,689)
Net payment related to a modified coinsurance transaction	(30,282)	(35,972)	(43,110)
Net receipts from issuances of subordinated notes payable to affiliate	—	—	17,303
Capital contribution received from Parent	200,000	—	—
Dividends paid to Parent	—	(94,095)	(69,000)
Net cash and short-term investments transferred to the Parent in distribution of Saamsun Holdings Corp.	(82,873)	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	424,039	127,536	(727,088)

NET (DECREASE) INCREASE IN CASH AND SHORT-TERM INVESTMENTS	(134,192)	30,363	(293,214)

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	200,064	169,701	462,915

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$65,872	$200,064	$169,701

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid on indebtedness	$12,530	$1,725	$1,841

Net income taxes refunded by (paid to) Parent	$76,214	$120,504	$(78,796)

See accompanying notes to consolidated financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

AIG SunAmerica Life Assurance Company (FKA Anchor National Life Insurance Company), (the “Company”) is a direct wholly owned subsidiary of SunAmerica Life Insurance Company (the “Parent”), which is a wholly owned subsidiary of AIG SunAmerica Inc. (“SAI”), a wholly owned subsidiary American International Group, Inc. (“AIG”). AIG is a holding company which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities, financial services and retirement savings and asset management. The Company is an Arizona-domiciled life insurance company principally engaged in the business of writing variable annuities directed to the market for tax-deferred, long-term savings products. It also administers closed blocks of fixed annuities, universal life policies and guaranteed investment contracts (“GICs”) directed to the institutional marketplace.

The Company changed its name to SunAmerica National Life Insurance Company on October 5, 2001 and further changed its name to AIG SunAmerica Life Assurance Company on January 24, 2002. The Company continued to do business as Anchor National Life Insurance Company until February 28, 2003, at which time it began doing business under its new name.

On January 1, 2002, the Company declared a distribution to the Parent of 100% of the outstanding capital stock of its consolidated subsidiary, Saamsun Holdings Corp. (“Saamsun”). Pursuant to this distribution, Saamsun became a direct wholly owned subsidiary of the Parent. Prior to January 1, 2002, Saamsun held the Company’s asset management and broker-dealer segments (see Note 12). This distribution had a material effect on the Company’s shareholder’s equity, reducing it by $552,384,000. This distribution had the effect of reducing cash and short-term investments by $82,873,000, partnerships by $443,369,000, deferred acquisition costs by $98,428,000, other assets by $108,163,000, other liabilities by $121,635,000 and subordinated notes payable to affiliates by $58,814,000. Pretax income in future periods will be reduced by the earnings of the Company’s asset management and broker-dealer operations, substantially offset by a profit sharing agreement on fees earned on variable annuity subaccounts through the asset management business. Pretax loss from these operations, on a combined basis, totaled $21,278,000 for the year ended December 31, 2001, compared to pretax income of $66,017,000 for the year ended December 30, 2000.

The operations of the Company are influenced by many factors, including general economic conditions, monetary and fiscal policies of the federal government, and policies of state and other regulatory authorities. The level of sales of the Company’s financial products is influenced by many factors, including general market rates of interest, the strength, weakness and volatility of equity markets, and terms and conditions of competing financial products. The Company is exposed to the typical risks normally associated with a portfolio of fixed-income securities, namely interest rate, option, liquidity and credit risk. The Company controls its exposure to these risks by, among other things, closely monitoring and matching the duration of its assets and liabilities, monitoring and limiting prepayment and extension risk in its portfolio, maintaining a large percentage of its portfolio in highly liquid securities, and engaging in a disciplined process of underwriting, reviewing and monitoring credit risk. The Company also is

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	NATURE OF OPERATIONS (Continued)

exposed to market risk, as market volatility may result in reduced fee income in the case of assets held in separate accounts.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain prior period items have been reclassified to conform to the current period’s presentation.

Under GAAP, deposits collected on non-traditional life and annuity insurance products, such as those sold by the Company, are not reflected as revenues in the Company’s statement of income, as they are recorded directly to policyholders’ liabilities upon receipt.

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

Bonds, notes and redeemable preferred stocks available for sale and common stocks are carried at aggregate fair value and changes in unrealized gains or losses, net of tax, are credited or charged directly to the accumulated other comprehensive income or loss component of shareholder’s equity. Bonds, notes, redeemable preferred stocks and common stocks are reduced to estimated net realizable value when declines in such values are considered to be other than temporary. Estimates of net realizable value are subjective and actual realization will be dependent upon future events.

Mortgage loans are carried at amortized unpaid balances, net of provisions for estimated losses. Policy loans are carried at unpaid balances. Separate account seed money consists of seed money for mutual funds used as investment vehicles for the Company’s variable annuity separate accounts and is carried at market value. Partnership investments in affordable housing properties are generally carried at cost, and for certain of the properties, realized tax credits reduce the carrying value of the investment as an alternative to reducing income tax expense. Limited partnerships are carried at equity or cost depending on the equity ownership position. Real estate is carried at the lower of cost or net realizable value.

Other invested assets consist of invested collateral with respect to the Company’s securities lending program. The Company has entered into a securities lending agreement with an affiliated lending agent, which authorizes the agent to lend securities held in the Company’s portfolio to a

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

list of authorized borrowers. The Company receives primarily cash collateral in an amount in excess of the market value of the securities loaned. The affiliated lending agent monitors the daily market value of securities loaned with respect to the collateral value and obtains additional collateral when necessary to ensure that collateral is maintained at a minimum of 102% of the value of the loaned securities. Such collateral is not available for the general use of the Company. Income earned on the collateral is recorded as net investment income while interest paid on the securities lending agreements and the related management fees paid to administer the program are recorded as interest expense in the statement of income and comprehensive income.

Realized gains and losses on the sale of investments are recognized in operations at the date of sale and are determined by using the specific cost identification method. Premiums and discounts on investments are amortized to investment income by using the interest method over the contractual lives of the investments.

INTEREST RATE SWAP AGREEMENTS: As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements (“Swap Agreements”) to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities into fixed-rate instruments. At December 31, 2002, the Company has one outstanding Swap Agreement with a notional principal of $33,400,000. This agreement matures in December 2024.

DEFERRED ACQUISITION COSTS (“DAC”): Policy acquisition costs are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the annuity contracts. Estimated gross profits are composed of net investment income, net realized investment gains and losses, variable annuity fees, universal life insurance fees, guarantee costs, surrender charges and direct administrative expenses. DAC consists of commissions and other costs that vary with, and are primarily related to, the production or acquisition of new business. The Company capitalized DAC of $256,538,000, $359,158,000, and $362,084,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

As debt and equity securities available for sale are carried at aggregate fair value, an adjustment is made to DAC equal to the change in amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains or losses on debt and equity securities available for sale which is a component of accumulated other comprehensive income (loss) and is credited or charged directly to shareholder’s equity. DAC has been decreased by $9,000,000 at December 31, 2002 and increased $16,000,000 and at December 31, 2001, for this adjustment.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

AMORTIZATION OF DEFERRED ACQUISITION COSTS: DAC is amortized based on a percentage of expected gross profits (“EGPs”) over the life of the underlying policies. EGPs are computed based on assumptions related to the underlying policies written, including their anticipated duration, the growth rate of the separate account assets (with respect to variable annuities) or general account assets (with respect to fixed annuities) supporting the annuity obligations, costs of providing for policy guarantees and the level of expenses necessary to maintain the policies. The Company adjusts DAC amortization (a “DAC unlocking”) when estimates of current or future gross profits to be realized from its annuity policies are revised.

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

The Company reviews the carrying value of DAC on at least an annual basis. Management considers estimated future gross profit margins as well as expected mortality, interest earned and credited rates, persistency and expenses in determining whether the carrying amount is recoverable. Any amounts deemed unrecoverable are charged to expense.

VARIABLE ANNUITY ASSETS AND LIABILITIES RELATED TO SEPARATE ACCOUNTS: The assets and liabilities resulting from the receipt of variable annuity deposits are segregated in separate accounts. The Company receives administrative fees for managing the funds and other fees for assuming mortality and certain expense risks. Such fees are included in Variable Annuity Fees in the statement of income.

GOODWILL: Goodwill amounted to $4,603,000 (net of accumulated amortization of $7,847,000) and $20,150,000 (net of accumulated amortization of $19,852,000) at December 31, 2002 and 2001, respectively. Pursuant to the distribution of Saamsun to the Parent on January 1, 2002, the Company transferred $15,547,000 of goodwill belonging to the asset management operations and broker-dealer operations to the Parent.

In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company assesses goodwill for impairment on an annual basis, or more frequently if

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of the impairment, if any. The Company has evaluated goodwill for impairment as of December 31, 2002, and has determined that no impairment provision is necessary. See “Recently Issued Accounting Standards” below for further discussion of SFAS 142.

RESERVES FOR FIXED ANNUITIES, UNIVERSAL LIFE INSURANCE AND GUARANTEED INVESTMENT CONTRACTS (“GICs”): Reserves for fixed annuity, universal life insurance and GIC contracts are accounted for in accordance with Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,” and are recorded at accumulated value (deposits received, plus accrued interest, less withdrawals and assessed fees).

MODIFIED COINSURANCE DEPOSIT LIABILITY: Cash received as part of the modified coinsurance transaction described in Note 7 is recorded as a deposit liability. Deposits from the reinsured business are allocated to pay down the liability pursuant to a repayment schedule.

SECURITIES LOANED UNDER COLLATERAL AGREEMENTS: The Company has entered into a securities lending agreement with an affiliated lending agent, which authorizes the agent to lend securities held in the Company’s portfolio to a list of authorized borrowers. The Company receives primarily cash collateral in an amount in excess of the market value of the securities loaned. The affiliated lending agent monitors the daily market value of securities loaned with respect to the collateral value and obtains additional collateral when necessary to ensure that collateral is maintained at a minimum of 102% of the value of the loaned securities. Such collateral is not available for the general use of the Company.

FEE INCOME: Variable annuity fees, asset management fees, universal life insurance fees and surrender charges are recorded as income when earned. Net retained commissions are recognized as income on a trade date basis.

INCOME TAXES: The Company files as a “life insurance company” under the provisions of the Internal Revenue Code of 1986. Its federal income tax return is consolidated with those of the Parent and its affiliate, First SunAmerica Life Insurance Company (“FSA”). Income taxes have been calculated as if the Company filed a separate return. Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax basis of assets and liabilities using enacted income tax rates and laws.

RECENTLY ISSUED ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). This statement requires the Company to recognize all derivatives in the balance sheet and measure these derivatives at fair value. The recognition of the change in the fair value of a derivative depends on a

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

In January 2001, the Emerging Issues Task Force of the FASB (“EITF”) issued EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”). EITF 99-20 provides guidance on the calculation of interest income and the recognition of impairments related to beneficial interests held in an investment portfolio. Beneficial interests are investments that represent rights to receive specified cash flows from a pool of underlying assets (i.e. collateralized debt obligations). The Company recorded $15,910,000 of additional impairments ($10,342,000 net of tax) pursuant to the implementation of EITF 99-20. This adjustment was recorded as a cumulative effect of accounting change in the consolidated statement of income and comprehensive income for 2001.

In June 2001, FASB issued Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires the Company to discontinue the amortization of goodwill on its statement of income and is effective as of January 1, 2002. SFAS 142 requires goodwill to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process prescribed in SFAS 142, whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. SFAS 142 also requires the completion of a transitional impairment test in the year of adoption, with any identified impairments recognized as a cumulative effect of a change in accounting principle. The Company has evaluated the impact of the impairment provisions of SFAS 142 as of December 31, 2002, and has determined that no impairment is required to be recorded to the carrying value of the Company’s goodwill balance.

In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires that, for guarantees within the scope of FIN 45 issued or amended by the Company after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. FIN 45 also requires additional disclosures in financial statements starting with the Company’s 2002 year-end financial statements. The Company believes that the impact of FIN 45 on its results from operations and financial condition will not be significant.

The Company has entered into eight agreements in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. The maximum liability under these guarantees at December 31, 2002 is $813,000,000. These agreements are more fully described in Note 8.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	ACQUISITION

On December 31, 1998, the Company acquired the individual life business and the individual and group annuity business of MBL Life Assurance Corporation (“MBL Life”) (the “Acquisition”), via a 100% coinsurance transaction, for a cash purchase price of $128,420,000. The $128,420,000 purchase price was allocated between the Company and FSA based on the estimated future gross profits of the two blocks of business. The portion allocated to FSA was $10,000,000.

As part of the Acquisition, the Company received $242,473,000 from MBL Life to pay policy enhancements guaranteed by the MBL Life rehabilitation agreement to policyholders meeting certain requirements. Of this amount, the Company was required to transfer $20,055,000 to the Parent for enhancements on policies in which customers elected to convert to fixed annuity policies of the Parent. Included in the Company’s reserves transferred to FSA in 1999 were $34,657,000 of such policy enhancement reserves. Based upon final actuarial calculations performed in the first quarter of 2000, $16,741,000 of such reserves were returned to the Company by FSA. A primary requirement was that annuity policyholders must have converted their MBL Life policy to a policy type currently offered by the Company or one of its affiliates by December 31, 1999. Pursuant to the agreement, the enhancements were scheduled to be credited in four installments on January 1, 2000, June 30, 2001, June 30, 2002 and June 30, 2003 to eligible policies still active on each of those dates. The Company’s portion of the payment due amounted to $58,329,000 on January 1, 2000, $52,093,000 on June 30, 2001 and $48,939,000 on June 30, 2002, and was either credited to the accounts of the policyholders or paid as benefits through withdrawals or accelerated death benefits. On December 31, 2002, the remaining enhancement reserve for such payments totaled $48,595,000.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	INVESTMENTS

The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks by major category follow:

		Estimated
	Amortized	Fair
	Cost	Value

	(In thousands)
AT DECEMBER 31, 2002:
Securities of the United States Government	$32,531	$32,820
Mortgage-backed securities	1,476,100	1,547,568
Securities of public utilities	311,951	311,604
Corporate bonds and notes	2,757,880	2,776,021
Redeemable preferred stocks	21,515	21,575
Other debt securities	892,700	838,981

Total	$5,492,677	$5,528,569

AT DECEMBER 31, 2001:
Securities of the United States Government	$24,279	$24,069
Mortgage-backed securities	1,532,155	1,543,175
Securities of public utilities	223,006	222,815
Corporate bonds and notes	2,059,160	2,002,981
Redeemable preferred stocks	21,515	21,515
Other debt securities	747,786	730,520

Total	$4,607,901	$4,545,075

The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks by contractual maturity, as of December 31, 2002, follow:

		Estimated
	Amortized	Fair
	Cost	Value

	(In thousands)
Due in one year or less	$181,967	$180,293
Due after one year through five years	1,763,626	1,757,157
Due after five years through ten years	1,497,987	1,494,157
Due after ten years	572,997	549,395
Mortgage-backed securities	1,476,100	1,547,567

Total	$5,492,677	$5,528,569

Actual maturities of bonds, notes and redeemable preferred stocks may differ from those shown above due to prepayments and redemptions.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	INVESTMENTS (Continued)

Gross unrealized gains and losses on bonds, notes and redeemable preferred stocks by major category follow:

	Gross	Gross
	Unrealized	Unrealized
	Gains	Losses

	(In thousands)
AT DECEMBER 31, 2002:
Securities of the United States Government	$1,174	$(885)
Mortgage-backed securities	72,364	(896)
Securities of public utilities	11,514	(11,861)
Corporate bonds and notes	109,067	(90,926)
Redeemable preferred stocks	60	—
Other debt securities	10,797	(64,516)

Total	$204,976	$(169,084)

AT DECEMBER 31, 2001:
Securities of the United States Government	$105	$(315)
Mortgage-backed securities	16,573	(5,553)
Securities of public utilities	1,885	(2,076)
Corporate bonds and notes	21,540	(77,719)
Other debt securities	6,226	(23,492)

Total	$46,329	$(109,155)

Gross unrealized gains on equity securities aggregated $76,000 at December 31, 2002 and $12,000 at December 31, 2001. Gross unrealized losses on equity securities aggregated $1,578,000 at December 31, 2002 and $439,000 at December 31, 2001.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	INVESTMENTS (Continued)

Gross realized investment gains and losses on sales of investments are as follows:

	Years ended December 31,

	2002	2001	2000

	(In thousands)
BONDS, NOTES AND REDEEMABLE PREFERRED STOCKS:
Realized gains	$26,555	$34,026	$9,608
Realized losses	(33,600)	(25,258)	(5,573)
MORTGAGE LOANS:
Realized losses	—	—	(276)
COMMON STOCKS:
Realized gains	—	164	610
Realized losses	(169)	—	—
OTHER INVESTMENTS:
Realized gains	—	—	1,091
Realized losses	(1,324)	(685)	—
IMPAIRMENT WRITEDOWNS	(57,273)	(100,958)	(20,637)

Total net realized investment losses	$(65,811)	$(92,711)	$(15,177)

The sources and related amounts of investment income (losses) are as follows:

	Years ended December 31,

	2002	2001	2000

	(In thousands)
Short-term investments	$3,879	$8,422	$21,683
Bonds, notes and redeemable preferred stocks	305,480	285,668	290,157
Mortgage loans	55,417	58,262	60,608
Partnerships	1,281	13,905	7,031
Policy loans	18,796	18,218	20,200
Common stocks	—	2	—
Real estate	(276)	(272)	121
Other invested assets	7,866	(4,030)	6,668
Less: investment expenses	(2,357)	(4,962)	(7,113)

Total investment income	$390,086	$375,213	$399,355

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	INVESTMENTS (Continued)

At December 31, 2002, no investments in any one entity or its affiliates exceeded 10% of the Company’s shareholder’s equity.

At December 31, 2002, bonds, notes and redeemable preferred stocks included $331,844,000 of bonds that were not rated investment grade. These non-investment-grade securities are comprised of bonds spanning 30 industries with 23% of these assets concentrated in financial institutions and 14% concentrated in telecommunications. No other industry concentration constituted more than 10% of these assets.

At December 31, 2002, mortgage loans were collateralized by properties located in 28 states, with loans totaling approximately 28% of the aggregate carrying value of the portfolio secured by properties located in California and approximately 11% by properties located in New York. No more than 10% of the portfolio was secured by properties in any other single state.

At December 31, 2002, the carrying value, which approximates market value, of all investments in default as to the payment of principal or interest totaled $15,613,000 ($8,934,000 of bonds and $6,679,000 of mortgage loans).

As a component of its asset and liability management strategy, the Company utilizes Swap Agreements to match assets more closely to liabilities. Swap Agreements are agreements to exchange with a counterparty interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. The Company typically utilizes Swap Agreements to create a hedge that effectively converts floating-rate assets and liabilities to fixed-rate instruments. At December 31, 2002, the Company had one outstanding liability Swap Agreement with a notional principal of $33,400,000. This agreement matures in December 2024. The net interest received or paid on the Swap Agreement is included in Interest Expense in the Statement of Income and Comprehensive Income. The total net interest paid amounted to $1,543,000 for the year ended December 31, 2002, compared with net interest received of $2,599,000 for the year ended December 31, 2001 and $43,000 for the year ended December 31, 2000.

At December 31, 2002, $9,423,000 of bonds, at amortized cost, were on deposit with regulatory authorities in accordance with statutory requirements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following estimated fair value disclosures are limited to reasonable estimates of the fair value of only the Company’s financial instruments. The disclosures do not address the value of the Company’s recognized and unrecognized nonfinancial assets (including its real estate investments and other invested assets except for partnerships) and liabilities or the value of anticipated future business. The Company does not plan to sell most of its assets or settle most of its liabilities at these estimated fair values.

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

BONDS, NOTES AND REDEEMABLE PREFERRED STOCKS: Fair value is based principally on independent pricing services, broker quotes and other independent information. For securities which do not have readily determinable market prices, we estimate their fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, we use our most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities.

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

SECURITIES HELD/LOANED UNDER COLLATERAL AGREEMENTS: Carrying value is considered to be a reasonable estimate of fair value.

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

The estimated fair values of the Company’s financial instruments at December 31, 2002 and 2001 compared with their respective carrying values, are as follows:

	Carrying	Fair
	Value	Value

	(In thousands)
DECEMBER 31, 2002:
ASSETS:
Cash and short-term investments	$65,872	$65,872
Bonds, notes and redeemable preferred stocks	5,528,569	5,528,569
Mortgage loans	738,601	818,022
Policy loans	215,846	215,846
Separate account seed money	25,366	25,366
Common stocks	2,609	2,609
Partnerships	8,766	7,504
Securities held under collateral agreements	585,760	585,760
Variable annuity assets held in separate accounts	14,758,642	14,758,642
LIABILITIES:
Reserves for fixed annuity contracts	$4,285,098	$4,173,950
Reserves for guaranteed investment contracts	359,561	367,393
Securities loaned under collateral agreements	585,760	585,760
Variable annuity liabilities related to separate accounts	14,758,642	14,758,642

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Carrying	Fair
	Value	Value

	(In thousands)
DECEMBER 31, 2001:
ASSETS:
Cash and short-term investments	$200,064	$200,064
Bonds, notes and redeemable preferred stocks	4,545,075	4,545,075
Mortgage loans	692,392	732,393
Policy loans	226,961	226,961
Separate account seed money	50,560	50,560
Common stocks	861	861
Partnerships	8,214	7,527
Securities held under collateral agreements	541,899	541,899
Variable annuity assets held in separate accounts	18,526,413	18,526,413
LIABILITIES:
Reserves for fixed annuity contracts	$3,498,917	$3,439,727
Reserves for guaranteed investment contracts	483,861	490,718
Securities loaned under collateral agreements	541,899	541,899
Variable annuity liabilities related to separate accounts	18,526,413	18,526,413
Subordinated notes payable to affiliates	58,814	62,273

6.	SUBORDINATED NOTES PAYABLE TO AFFILIATES

Subordinated notes (including accrued interest of $6,354,000) payable to affiliates totaled $58,814,000 at interest rates ranging from 8% to 9.5% at December 31, 2001. The notes were distributed to the Parent as part of the Saamsun distribution on January 1, 2002.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	REINSURANCE

GUARANTEED MINIMUM DEATH BENEFIT (“GMDB”): A majority of the Company’s variable annuity products are issued with a death benefit feature which provides that, upon the death of a contractholder, the contractholder’s beneficiary will receive the greater of (1) the contractholder’s account value, or (2) a guaranteed minimum death benefit that varies by product (the GMDB). Depending on the product, the GMDB may equal the principal invested, adjusted for withdrawals; the principal invested, adjusted for withdrawals, accumulated at up to 5% per annum (subject to certain caps); or an amount equal to the highest account value in effect on any anniversary date under the contract. These benefits have issue age and other restrictions to reduce mortality risk exposure. The Company bears the risk that death claims following a decline in the financial markets may exceed contractholder account balances, and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. At December 31, 2002, a portion of the GMDB risk on approximately 28% (calculated based on current account value) of the contracts with such features had been reinsured. Approximately half of this reinsurance will cease at the time the modified coinsurance deposit liability is fully paid down, which is presently estimated to occur in early 2004. However, a substantial majority of all new contracts sold have reinsurance coverage. Reinsurance coverage is subject to limitations such as caps and deductibles. GMDB-related contractholder benefits incurred, net of related reinsurance, were $67,492,000 (net of $8,362,000 of reinsurance recoveries), $17,839,000 (net of $3,767,000 of reinsurance recoveries) and $614,000 (net of $937,000 of reinsurance recoveries) for 2002, 2001 and 2000, respectively. In accordance with Generally Accepted Accounting Principles, the Company expenses such benefits in the period incurred, and therefore does not provide reserves for future benefits. GMDB reinsurance premiums were $17,290,000, $8,200,000 and $3,689,000 for 2002, 2001, and 2000, respectively, and are included in general and administrative expenses in the consolidated statement of income and comprehensive income.

EARNINGS ENHANCEMENT BENEFIT (“EEB”): The Company issues certain variable annuity products that offer an optional Earnings Enhancement Benefit (EEB) feature. This optional feature provides an additional death benefit, for which the Company assesses a separate charge to contractholders who elect the feature. The EEB provides an additional death benefit amount equal to a fixed percentage of earnings in the contract, subject to certain maximums. The percentages vary by issue age and policy duration. The Company bears the risk that account values following favorable performance of the financial markets will result in greater EEB death claims and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. At December 31, 2002, approximately 7% of inforce contracts include EEB coverage, with 96% of the EEB risk fully reinsured. EEB reinsurance premiums were $360,000 for 2002 and are included in general and administrative expenses in the consolidated statement of income and comprehensive income. There were no EEB reinsurance premiums in 2001 or 2000.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	REINSURANCE (Continued)

GUARANTEED MINIMUM INCOME BENEFIT (“GMIB”): The Company issues certain variable annuity products that contain or offer a Guaranteed Minimum Income Benefit (“GMIB”) living benefit feature. This feature provides a minimum annuity payment guarantee for those contractholders who choose to receive fixed lifetime annuity payments after a seven or ten-year waiting period in their deferred annuity contracts. Over 90% of the contracts (calculated based on account values) with the GMIB feature guaranteed fixed lifetime annuity payments based on principal, adjusted for withdrawals, invested in the contract. The remaining contracts also offer a GMIB based on principal accumulated at 3% to 6.5% per annum. The charges for this feature vary by contract and in certain instances there is no charge for the benefit. The Company bears the risk that the performance of the financial markets will not be sufficient for accumulated policyholder account balances to support GMIB benefits and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. Substantially all of the Company’s GMIB risk has been reinsured as of December 31, 2002. GMIB reinsurance premiums were $4,902,000, $5,047,000 and $3,109,000 for 2002, 2001, and 2000, respectively, and are included in general and administrative expenses in the consolidated statement of income and comprehensive income.

The business which was assumed from MBL Life as part of the Acquisition is subject to existing reinsurance ceded agreements. At December 31, 1998, the maximum retention on any single life was $2,000,000, and a total credit of $5,057,000 was taken against the life insurance reserves, representing predominantly yearly renewable term reinsurance. In order to limit even further the exposure to loss on any single insured and to recover an additional portion of the benefits paid over such limits, the Company entered into a reinsurance treaty effective January 1, 1999 under which the Company retains no more than $100,000 of risk on any one insured life. At December 31, 2002, a total reserve credit of $3,641,000 was taken against the life insurance reserves.

On August 1, 1999, the Company entered into a modified coinsurance transaction, approved by the Arizona Department of Insurance, which involved the ceding of approximately $6,000,000,000 of variable annuities to ANLIC Insurance Company (Hawaii), a non-affiliated stock life insurer. The transaction is accounted for as reinsurance for statutory reporting purposes. As part of the transaction, the Company received cash in the amount of $150,000,000 and recorded a corresponding deposit liability. As payments are made to the reinsurer, the deposit liability is relieved. For the year ended December 31, 2002, the Company recorded income of $6,418,000 from this program, as compared to a cost of $6,909,000 for the year ended December 31, 2001 and a cost of $12,026,000 for the year ended December 31, 2000. These amounts are reported as a component of general and administrative expenses in the Consolidated Statement of Income and Comprehensive Income.

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

The Company has entered into eight agreements in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. The maximum liability under these guarantees at December 31, 2002 is $813,000,000. Related to each of these agreements are participation agreements with the Parent under which the Parent will share in $350,450,000 of these liabilities in exchange for a proportionate percentage of the fees received under these agreements. The expiration dates of these commitments are as follows: $250,000,000 in 2004, $405,000,000 in 2005 and $158,000,000 in 2006. Management does not anticipate any material losses with respect to these commitments.

In the ordinary course of business, the Company is obligated to purchase approximately $42,000,000 of asset backed securities as of December 31, 2002. The expiration dates of these commitments are as follows: $21,000,000 in 2003, $14,000,000 in 2004 and $7,000,000 in 2006.

The Company has entered into an agreement whereby it is committed to purchase the remaining principal amount, $36,437,000 as of December 31, 2002, of various mortgage-backed securities at par value in March 2006. As of December 31, 2002, the estimated fair value exceeded the principal amount of the securities. At the present time, management does not anticipate any material losses with respect to this agreement.

In the third quarter of 2002, the Company began issuing certain variable annuity products which offer an optional Guaranteed Minimum Account Value (“GMAV”) living benefit. If elected by the policyholder at the time of contract issuance, this feature guarantees that the account value under the contract will equal or exceed the amount of the initial principal invested, adjusted for withdrawals, at the end of a ten-year waiting period. There is a separate charge to the contractholder for this feature. The Company bears the risk that protracted under-performance of the financial markets could result in GMAV benefits being higher than the underlying contractholder account balance and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. As of December 31, 2002, the premiums subject to guarantee totaled approximately $100 million, and the estimated fair values of the GMAV were not material.

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

The Company’s current financial strength and counterparty credit ratings from Standard & Poor’s are based in part on a guarantee (the “Guarantee”) of the Company’s insurance policy obligations by American Home Assurance Company (“American Home”), a subsidiary of AIG, and a member of an AIG intercompany pool, and the belief that the Company is viewed as a strategically important

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

member of AIG. The Guarantee is unconditional and irrevocable, and the Company’s policyholders have the right to enforce the Guarantee directly against American Home.

The Company’s current financial strength rating from Moody’s is based in part on a support agreement between the Company and AIG (the “Support Agreement”), pursuant to which AIG has agreed that AIG will cause the Company to maintain a policyholder’s surplus of not less than $1,000,000 or such greater amount as shall be sufficient to enable the Company to perform its obligations under any policy issued by it. The Support Agreement also provides that if the Company needs funds not otherwise available to it to make timely payment of its obligations under policies issued by it, AIG will provide such funds at the request of the Company. The Support Agreement is not a direct or indirect guarantee by AIG to any person of any obligations of the Company.AIG may terminate the Support Agreement with respect to outstanding obligations of the Company only under circumstances where the Company attains, without the benefit of the Support Agreement, a financial strength rating equivalent to that held by the Company with the benefit of the Support Agreement. Policyholders have the right to cause the Company to enforce its rights against AIG and, if the Company fails or refuses to take timely action to enforce the Support Agreement or if the Company defaults in any claim or payment owed to such policyholder when due, have the right to enforce the Support Agreement directly against AIG.

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

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	SHAREHOLDER’S EQUITY

The Company is authorized to issue 4,000 shares of its $1,000 par value. Common Stock. At December 31, 2002 and 2001, 3,511 shares were outstanding.

Changes in shareholder’s equity are as follows:

	Years ended December 31,

	2002	2001	2000

	(In thousands)
ADDITIONAL PAID-IN CAPITAL:
Beginning balances	$925,753	$493,010	$493,010
Capital contributions by Parent	200,000	—	—
Contribution of subsidiary by Parent	—	432,743	—

Ending balances	$1,125,753	$925,753	$493,010

RETAINED EARNINGS:
Beginning balances	$694,004	$697,730	$551,158
Net income	34,251	90,369	215,572
Dividends paid to Parent	—	(94,095)	(69,000)
Distribution of subsidiary to Parent	(552,384)	—	—

Ending balances	$175,871	$694,004	$697,730

ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS):
Beginning balances	$(29,272)	$(65,582)	$(112,553)
Change in net unrealized gains (losses) on debt securities available for sale	98,718	59,842	79,891
Change in net unrealized gains (losses) on equity securities available for sale	(1,075)	(400)	(27)
Change in adjustment to deferred acquisition costs	(25,000)	(5,800)	(7,600)
Tax effects of net changes	(25,425)	(18,774)	(25,293)
Cumulative effect of accounting change, net of tax	—	1,389	—
Net change related to cash flow hedges	(1,442)	53	—

Ending balances	$16,504	$(29,272)	$(65,582)

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	SHAREHOLDER’S EQUITY (Continued)

Gross unrealized gains (losses) on fixed maturity and equity securities included in accumulated other comprehensive income (loss) are as follows:

	December 31,	December 31,
	2002	2001

	(In thousands)
Gross unrealized gains	$205,052	$46,341
Gross unrealized losses	(170,662)	(109,594)
Adjustment to DAC	(9,000)	16,000
Cash flow hedge	—	2,218
Deferred income taxes	(8,886)	15,763

Accumulated other comprehensive income (loss)	$16,504	$(29,272)

On October 30, 2002, the Company received a capital contribution of $200,000,000 in cash from the Parent.

On January 1, 2002, the Company declared a distribution to its Parent of 100% of the outstanding capital stock of its then consolidated subsidiary, Saamsun Holdings Corp. (“Saamsun”). Pursuant to this distribution, Saamsun became a direct wholly owned subsidiary of the Parent. Saamsun held the Company’s asset management and broker-dealer segments. This distribution reduced the Company’s shareholder’s equity by $552,384,000, cash and short term investments by $82,873,000, partnerships by $443,369,000, deferred acquisition costs by $98,428,000, other assets by $108,163,000, other liabilities by $121,635,000 and subordinated notes payable to affiliates by $58,814,000. Pretax income in future periods will be reduced by the earnings of the Company’s asset management and broker-dealer operations, substantially offset by a profit sharing agreement on fees earned on variable annuity subaccounts (see Note 11). Net loss from these operations, on a combined basis, totaled $9,491,000 for the year ended December 31, 2001. Net income from these operations, on a combined basis, totaled $39,619,000 for the year ended December 31, 2000.

On January 1, 2001, the Parent contributed all of its ownership interests in SA Affordable Housing, LLC (“SAAH LLC”), a wholly owned subsidiary, to the Company. The Company subsequently contributed all of its ownership interests SAAH LLC to Saamsun. All of SAAH LLC’s ownership interests were ultimately contributed to SAAMCO. SAAH LLC has investments in limited partnership interests whose primary purpose is the generation of rehabilitation tax credits, low income housing credits and passive losses. Realized tax credits are passed on to its direct Parent, SAAMCO. At the time of the contribution, SAAH LLC had partnership assets of $432,120,000, other assets of $623,000 and shareholder’s equity of $432,743,000. SAAH LLC’s results of operations are included within the asset management operations. As a result of this transfer, additional paid-in capital was increased by $432,743,000. This contribution was approved by the Arizona Department of Insurance.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	SHAREHOLDER’S EQUITY (Continued)

Dividends that the Company may pay to its shareholder in any year without prior approval of the Arizona Department of Insurance are limited by statute. The maximum amount of dividends which can be paid to shareholders of insurance companies domiciled in the state of Arizona without obtaining the prior approval of the Insurance Commissioner is limited to the lesser of either 10% of the preceding year’s statutory surplus or the preceding year’s statutory net gain from operations if, after paying the dividend, the Company’s capital and surplus would be adequate in the opinion of the Arizona Department of Insurance. Currently, no dividends can be paid to stockholders in the year 2003 without obtaining prior approval. No dividends were paid in the year ended December 31, 2002. Ordinary and extraordinary dividends of $94,095,000 and $69,000,000 were paid on April 2, 2001 and March 1, 2000, respectively.

Under statutory accounting principles utilized in filings with insurance regulatory authorities, the Company’s net loss totaled $180,737,000 for the year ended December 31, 2002 and $122,322,000 for the year ended December 31, 2001. The Company’s net income for the year ended December 31, 2000 was $168,367,000. The Company’s statutory capital and surplus totaled $463,905,000 at December 31, 2002 and $1,009,267,000 at December 31, 2001.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	INCOME TAXES

The components of the provisions for federal income taxes on pretax income consist of the following:

	Net Realized
	Investment
	Gains(Losses)	Operations	Total

	(In thousands)
YEAR ENDED DECEMBER 31, 2002:
Currently payable	$(18,625)	$(108,060)	$(126,685)
Deferred	(4,409)	133,157	128,748

Total income tax expense (benefit)	$(23,034)	$25,097	$2,063

YEAR ENDED DECEMBER 31, 2001:
Currently payable	$(18,317)	$(86,841)	$(105,158)
Deferred	(17,180)	143,190	126,010

Total income tax expense (benefit)	$(35,497)	$56,349	$20,852

YEAR ENDED DECEMBER 31, 2000:
Currently payable	$2,791	$(8,473)	$(5,682)
Deferred	(8,103)	122,230	114,127

Total income tax expense (benefit)	$(5,312)	$113,757	$108,445

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	INCOME TAXES (Continued)

Income taxes computed at the United States federal income tax rate of 35% and income taxes provided differ as follows:

	Years ended December 31,

	2002	2001	2000

	(In thousands)
Amount computed at statutory rate	$12,710	$42,547	$113,406
Increases (decreases) resulting from:
Amortization of differences between book and tax bases of net assets acquired	—	613	597
State income taxes, net of federal tax benefit	—	4,072	9,718
Dividends received deduction	(10,117)	(13,406)	(10,900)
Tax credits	—	(16,758)	(2,382)
Other, net	(530)	3,784	(1,994)

Total income tax expense	$2,063	$20,852	$108,445

For United States federal income tax purposes, certain amounts from life insurance operations are accumulated in a memorandum policyholders’ surplus account and are taxed only when distributed to shareholders or when such account exceeds prescribed limits. The accumulated policyholders’ surplus was $14,300,000 at December 31, 2002. The Company does not anticipate any transactions which would cause any part of this surplus to be taxable.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The significant components of the liability for Deferred Income Taxes are as follows:

	December 31,	December 31,
	2002	2001

	(In thousands)
DEFERRED TAX LIABILITIES:
Deferred acquisition costs	$423,823	$425,208
State income taxes	—	5,978
Other liabilities	42,289	24,247
Net unrealized gains on debt and equity securities available for sale	8,885	—

Total deferred tax liabilities	474,997	455,433

DEFERRED TAX ASSETS:
Investments	(13,591)	(23,194)
Contractholder reserves	(84,943)	(184,890)
Guaranty fund assessments	(3,774)	(3,629)
Deferred income	(16,416)	(16,211)
Other assets	(4,401)	—
Net unrealized losses on debt and equity securities available for sale	—	(16,539)

Total deferred tax assets	(123,125)	(244,463)

Deferred income taxes	$351,872	$210,970

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	RELATED-PARTY MATTERS

As discussed in Notes 1 and 12, the Company declared a distribution to the Parent, effective January 1, 2002, of 100% of the outstanding common stock of its consolidated subsidiary, Saamsun.

For the year ended December 31, 2002, the Company paid commissions totaling $59,058,000 to nine affiliated broker-dealers: Royal Alliance Associates, Inc.; SunAmerica Securities, Inc.; Advantage Capital Corporation; FSC Services Corporation; Sentra Securities Corporation; Spelman & Co., Inc.; VALIC Financial Advisors; American General Financial Advisors and Franklin Financial Services Corporation. As discussed in Note 9, Royal Alliance Associates, Inc. was a wholly owned subsidiary of the Company prior to January 1, 2002. For the years ended December 31, 2001 and 2000, the Company paid commissions totaling $40,567,000 and $44,584,000, respectively, to six affiliated broker-dealers: SunAmerica Securities, Inc.; Advantage Capital Corporation; FSC Services Corporation; Sentra Securities Corporation; Spelman & Co., Inc. and VALIC Financial Advisors. These affiliated broker-dealers, distribute a significant portion of the Company’s variable annuity products, amounting to approximately 31.2%, 26.0% and 33.8% of deposits for each of the respective periods. Of the Company’s mutual fund sales, 26.3% and 33.6% were distributed by these affiliated broker-dealers for the years ended December 31, 2001 and 2000.

Pursuant to a cost allocation agreement, the Company purchases administrative, investment management, accounting, marketing and data processing services from its Parent, SAI and AIG. Amounts paid for such services totaled $119,981,000 for the year ended December 31, 2002, $130,178,000 for the year ended December 31, 2001 and $132,034,000 for the year ended December 31, 2000. The component of such costs which relate to the production or acquisition of new business during these periods amounted to $49,004,000, $68,757,000 and $61,954,000, respectively, and is deferred and amortized as part of deferred acquisition costs. The other components of such costs are included in general and administrative expenses in the Statement of Income.

The Company paid $790,000 and $219,000 of management fees to an affiliate of the Company to administer its securities lending program for the years ended December 31, 2002 and 2001, respectively (see Note 2).

On June 10, 2002, the Company entered into a profit sharing agreement with AIG SunAmerica Asset Management Corp. (“SAAMCO”), a former subsidiary of the Company and registered investment advisor, whereby SAAMCO will contribute to the Company on a quarterly basis its profits earned in connection with its role as investment advisor and/or business manager to several open-end investment management companies registered under the Investment Company Act of 1940, as amended, that fund the variable investment options available to investors through the Company’s variable annuity contracts (the “SAAMCO Agreement”). The SAAMCO Agreement is retroactive to January 1, 2002. Variable annuity fees of $62,562,000 were included in the statement of income and comprehensive income relating to the SAAMCO Agreement for the year ended December 31, 2002. Of this amount $57,745,000 has been paid to the Company in 2002 and $4,817,000 remains a receivable from SAAMCO at December 31, 2002.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	RELATED-PARTY MATTERS (Continued)

On September 26, 2001, the Company entered into a short-term financing arrangement with SAI, whereby the Company has the right to borrow up to $500,000,000 from SAI. Any advances made by SAI under this agreement must be repaid within 30 days. No borrowings were outstanding under this agreement at December 31, 2002 or December 31, 2001.

On December 19, 2001, the Company entered into a short-term financing arrangement with SAI, whereby SAI has the right to borrow up to $500,000,000 from the Company. Any advances made by the Company under this agreement must be repaid within 30 days. At December 31, 2002, $50,000,000 was due to the Company under this agreement. This receivable was collected in January 2003 and was included in due from affiliates on the balance sheet at December 31, 2002. At December 31, 2001, $75,000,000 was due to the Company under this agreement. This receivable was collected in January 2002 and was included in due from affiliates on the consolidated balance sheet at December 31, 2001.

On September 26, 2001, the Company entered into a short-term financing arrangement with an affiliate, SunAmerica Investments, Inc., whereby the Company has the right to borrow up to $500,000,000 from SunAmerica Investments, Inc. Any advances made by SunAmerica Investments, Inc. under this agreement must be repaid within 30 days. No borrowings were outstanding under this agreement at December 31, 2002 or December 31, 2001.

On December 19, 2001, the Company entered into a short-term financing arrangement with an affiliate, SunAmerica Investments, Inc., whereby SunAmerica Investments, Inc. has the right to borrow up to $500,000,000 from the Company. Any advances made by the Company under this agreement must be repaid within 30 days. No borrowings were outstanding under this agreement at December 31, 2002 or December 31, 2001.

During the year ended December 31, 2000, the Company sold various invested assets to the Parent for cash equal to their current market value of $6,362,000.

During the year ended December 31, 2000, FSA transferred $16,741,000 of cash to the Company related to policy enhancements on the New York Business from the Acquisition (see Note 3). During the year ended December 31, 2000, the Company transferred $20,055,000 of cash to the Parent related to policy enhancements granted to annuity policyholders who converted their MBL Life policies to policies of the Parent (see Note 3).

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	BUSINESS SEGMENTS

As a result of the distribution of Saamsun to the Parent on January 1, 2002, the Company has one business segment in 2002, annuity operations (see Note 9). Prior to January 1, 2002, the Company had three business segments: annuity operations, asset management operations and broker-dealer operations. The accounting policies of the segments are the same as those described in Note 2 — Summary of Significant Accounting Policies. The Company evaluates performance based on profit or loss from operations before income taxes. There were no intersegment revenues for the years ended December 31, 2001 and 2000. Substantially all of the Company’s revenues are derived from the United States. The Parent makes expenditures for long-lived assets for the Company and allocates depreciation of such assets to the Company.

Products for the annuity operations and asset management operations are marketed through affiliated and independent broker-dealers, full-service securities firms and financial institutions. One independent selling organization in the annuity operations represented 11.9% of sales in the year ended December 31, 2002, 12.2% of sales in the year ended December 31, 2001 and 16.9% of sales in the year ended December 31, 2000. No other independent selling organization was responsible for 10% or more of sales for any such period. For the years ended December 31, 2001 and 2000, there was no single independent selling organization that accounted for 10% or more of sales in the asset management operations. Registered representatives sell products offered by the broker-dealer operations. Revenue from any single registered representative or group of registered representatives do not compose a material percentage of total revenues in the broker-dealer operations for the years ended December 31, 2001 and 2000.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	BUSINESS SEGMENTS (Continued)

Summarized data for the Company’s business segments follow:

		Asset	Broker-
	Annuity	Management	Dealer
	Operations	Operations	Operations	Total

	(In thousands)
YEAR ENDED DECEMBER 31, 2002:
Investment income	$390,086	$—	$—	$390,086
Interest expense	(246,791)	—	—	(246,791)

Net investment income	143,295	—	—	143,295

Net realized investment losses	(65,811)	—	—	(65,811)

Variable annuity fees	318,061	—	—	318,061
Universal life insurance fees, net	20,537	—	—	20,537
Surrender charges	32,507	—	—	32,507
Other fees	3,305	—	—	3,305

Total fee income	374,410	—	—	374,410

General and administrative expenses	(101,839)	—	—	(101,839)
Amortization of deferred acquisition costs	(187,860)	—	—	(187,860)
Annual commissions	(58,389)	—	—	(58,389)
Guaranteed minimum death benefits, net of reinsurance recoveries	(67,492)	—	—	(67,492)

Pretax income before cumulative effect of accounting change	$36,314	$—	$—	$36,314

Total assets	$23,538,832	$—	$—	$23,538,832

Expenditures for long-lived assets	$—	$—	$—	$—

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	BUSINESS SEGMENTS (Continued)

		Asset	Broker-
	Annuity	Management	Dealer
	Operations	Operations	Operations	Total

	(In thousands)
YEAR ENDED DECEMBER 31, 2001:
Investment income	$359,655	$14,988	$570	$375,213
Interest expense	(241,444)	(4,115)	(360)	(245,919)

Net investment income	118,211	10,873	210	129,294

Net realized investment losses	(59,784)	(32,927)	—	(92,711)

Variable annuity fees	350,378	11,499	—	361,877
Net retained commissions	—	2,210	45,362	47,572
Asset management fees	—	63,529	—	63,529
Universal life insurance fees, net	18,909	—	—	18,909
Surrender charges	24,911	—	—	24,911
Other fees	3,626	9,350	1,575	14,551

Total fee income	397,824	86,588	46,937	531,349

General and administrative expenses	(93,020)	(27,430)	(29,486)	(149,936)
Amortization of deferred acquisition costs	(144,273)	(76,043)	—	(220,316)
Annual commissions	(58,278)	—	—	(58,278)
Guaranteed minimum death benefits, net of reinsurance recoveries	(17,839)	—	—	(17,839)

Pretax income before cumulative effect of accounting change	$142,841	$(38,939)	$17,661	$121,563

Total assets	$26,207,279	$659,876	$72,950	$26,940,105

Expenditures for long-lived assets	$—	$614	$608	$1,222

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	BUSINESS SEGMENTS (Continued)

		Asset	Broker-
	Annuity	Management	Dealer
	Operations	Operations	Operations	Total

	(In thousands)
YEAR ENDED DECEMBER 31, 2000:
Investment income	$388,368	$9,800	$1,187	$399,355
Interest expense	(260,709)	(3,784)	(360)	(264,853)

Net investment income	127,659	6,016	827	134,502

Net realized investment losses	(15,177)	—	—	(15,177)

Variable annuity fees	385,436	15,059	—	400,495
Net retained commissions	—	3,878	58,324	62,202
Asset management fees	—	73,922	—	73,922
Universal life insurance fees, net	20,258	—	—	20,258
Surrender charges	20,963	—	—	20,963
Other fees	3,832	6,708	2,419	12,959

Total fee income	430,489	99,567	60,743	590,799

General and administrative expenses	(102,849)	(36,106)	(32,058)	(171,013)
Amortization of deferred acquisition costs	(125,035)	(32,972)	—	(158,007)
Annual commissions	(56,473)	—	—	(56,473)
Guaranteed minimum death benefits, net of reinsurance recoveries	(614)	—	—	(614)

Pretax income before cumulative effect of accounting change	$258,000	$36,505	$29,512	$324,017

Total assets	$26,908,888	$199,075	$81,515	$27,189,478

Expenditures for long-lived assets	$—	$454	$1,600	$2,054

CERTIFICATIONS

I, Jay S. Wintrob, Chief Executive Officer of AIG SunAmerica Life Assurance Company, certify that:

1.	I have reviewed this annual report on Form 10-K of AIG SunAmerica Life Assurance Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days of the date of this annual report (the “Evaluation Date"]; and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003

/s/ JAY S. WINTROB Jay S. Wintrob Chief Executive Officer

CERTIFICATIONS

I, N. Scott Gillis, Senior Vice President (Principal Financial Officer) of AIG SunAmerica Life Assurance Company, certify that:

1.	I have reviewed this annual report on Form 10-K of AIG SunAmerica Life Assurance Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days of the date of this annual report (the “Evaluation Date"]; and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003

/s/ N. SCOTT GILLIS N. Scott Gillis, Senior Vice President (Principal Financial Officer)