Form 10-Q
period 2003-03-31
AIG SUNAMERICA LIFE ASSURANCE CO
filed 2003-05-14
CIK 6342

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED BY RULE 12b-2 OF THE SECURITIES EXCHANGE ACT OF 1934). Yes [   ] No [X]

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT’S COMMON STOCK ON MAY 14, 2003 WAS AS FOLLOWS:

Common Stock (par value $1,000 per share)	3,511 shares outstanding

BALANCE SHEET
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
STATEMENT OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CONTROLS & PROCEDURES
OTHER INFORMATION
SIGNATURES

AIG SUNAMERICA LIFE ASSURANCE COMPANY

INDEX

Page
Number(s)

Part I — Financial Information

Balance Sheet (Unaudited) — March 31, 2003 and December 31, 2002	3-4

Statement of Income and Comprehensive Income (Unaudited) — Three Months Ended March 31, 2003 and 2002	5

Statement of Cash Flows (Unaudited) - Three Months Ended March 31, 2003 and 2002	6-7

Notes to Financial Statements (Unaudited)	8-9

Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-29

Quantitative and Qualitative Disclosures About Market Risk	30

Controls and Procedures	31

Part II — Other Information	32

AIG SUNAMERICA LIFE ASSURANCE COMPANY
BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2003	2002

	(in thousands)
ASSETS
Investments and cash:
Cash and short-term investments	$305,577	$65,872
Bonds, notes and redeemable preferred stocks available for sale, at fair value (amortized cost: March 31, 2003, $5,845,877; December 31, 2002, $5,492,677)	5,909,993	5,528,569
Mortgage loans	727,901	738,601
Policy loans	211,089	215,846
Separate account seed money	25,029	25,366
Common stocks available for sale, at fair value (cost: March 31, 2003, $4,173; December 31, 2002, $4,111)	3,923	2,609
Partnerships	5,714	8,766
Real estate	22,091	22,315
Securities lending collateral	551,025	585,760
Other invested assets	6,607	—

Total investments and cash	7,768,949	7,193,704

Variable annuity assets held in separate accounts	14,365,805	14,758,642
Accrued investment income	83,344	75,326
Deferred acquisition costs	1,377,253	1,364,748
Income taxes currently receivable from Parent	120,130	100,123
Due from affiliates	—	26,304
Goodwill	4,603	4,603
Other assets	18,524	15,382

TOTAL ASSETS	$23,738,608	$23,538,832

See accompanying notes to financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
BALANCE SHEET (Continued)
(Unaudited)

	March 31,	December 31,
	2003	2002

	(in thousands)
LIABILITIES AND SHAREHOLDER’S EQUITY
Reserves, payables and accrued liabilities:
Reserves for fixed annuity contracts	$4,532,874	$4,285,098
Reserves for universal life insurance contracts	1,656,656	1,676,073
Reserves for guaranteed investment contracts	356,824	359,561
Securities lending payable	551,025	585,760
Modified coinsurance deposit liability	26,531	31,393
Due to affiliates	5,571	—
Payable to brokers	344,897	8,529
Other liabilities	172,651	160,265

Total reserves, payables and accrued liabilities	7,647,029	7,106,679

Variable annuity liabilities related to separate accounts	14,365,805	14,758,642
Deferred income taxes	380,710	351,872

Total liabilities	22,393,544	22,217,193

Shareholder’s equity:
Common stock	3,511	3,511
Additional paid-in capital	1,125,753	1,125,753
Retained earnings	186,377	175,871
Accumulated other comprehensive income	29,423	16,504

Total shareholder’s equity	1,345,064	1,321,639

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$23,738,608	$23,538,832

See accompanying notes to financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the three months ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

	(In thousands)
REVENUES
Fee income:
Variable annuity policy fees	$63,956	$64,723
Universal life insurance policy fees	8,970	9,225
Surrender charges	7,570	6,505
Other fees	—	1,028

Total fee income	80,496	81,481

Investment income	98,686	96,334
Net realized investment losses	(3,272)	(3,035)

Total revenues	175,910	174,780

BENEFITS AND EXPENSES
Interest expense:
Interest credited to fixed annuity contracts	38,765	33,969
Interest credited to universal life insurance contracts	19,102	19,586
Interest credited to guaranteed investment contracts	2,016	3,025
Interest expense on securities lending agreements	1,901	2,618

Total interest expense	61,784	59,198

General and administrative expenses	21,259	18,827
Amortization of deferred acquisition costs	38,821	46,653
Annual commissions	14,178	15,806
Claims on universal life contracts, net of reinsurance recoveries	5,513	4,462
Guaranteed minimum death benefits, net of reinsurance recoveries	21,976	7,321
Total benefits and expenses	163,531	152,267

PRETAX INCOME	12,379	22,513

Income tax expense	1,873	3,395

NET INCOME	10,506	19,118

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net unrealized gains (losses) on debt and equity securities available for sale identified in the current period	18,520	(31,412)
Less reclassification adjustment for net realized losses included in net income	1,355	2,426
Net change related to cash flow hedges	—	(883)
Income tax (expense) benefit	(6,956)	10,454

OTHER COMPREHENSIVE INCOME (LOSS)	12,919	(19,415)

COMPREHENSIVE INCOME (LOSS)	$23,425	$(297)

See accompanying notes to financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
STATEMENT OF CASH FLOWS
For the three months ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$10,506	$19,118
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to:
Fixed annuity contracts	38,765	33,969
Universal life insurance contracts	19,102	19,586
Guaranteed investment contracts	2,016	3,025
Net realized investment losses	3,272	3,035
Amortization of net discounts on investments	3,473	1,667
Universal life insurance fees, net	(3,457)	(4,763)
Amortization of deferred acquisition costs	38,821	46,653
Acquisition costs deferred	(60,926)	(60,690)
Provision for deferred income taxes	21,881	17,073
Change in:
Accrued investment income	(8,018)	(2,512)
Other assets	(3,142)	(2,014)
Income taxes currently receivable from Parent	(20,007)	(13,678)
Due from/to affiliates	(18,125)	(48,246)
Other liabilities	281	(3,933)
Other, net	9,845	11,834

NET CASH PROVIDED BY OPERATING ACTIVITIES	34,287	20,124

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds, notes and redeemable preferred stocks	(855,046)	(411,588)
Mortgage loans	(131)	(18,217)
Other investments, excluding short-term investments	(8,171)	(3,052)
Sales of:
Bonds, notes and redeemable preferred stocks	576,332	267,071
Other investments, excluding short-term investments	52	1,449
Redemptions and maturities of:
Bonds, notes and redeemable preferred stocks	259,602	119,163
Mortgage loans	11,213	36,519
Other investments, excluding short-term investments	54,973	78,986

NET CASH PROVIDED BY INVESTING ACTIVITIES	$38,824	$70,331

See accompanying notes to financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
STATEMENT OF CASH FLOWS (Continued)
For the three months ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

	(In thousands)
CASH FLOW FROM FINANCING ACTIVITIES:
Deposits received on:
Annuity contracts	$428,057	$359,933
Universal life insurance contracts	11,310	12,407
Net exchanges from the fixed accounts of of variable annuity contracts	(58,019)	(335,111)
Withdrawal payments on:
Fixed annuity contracts	(139,659)	(86,844)
Universal life insurance contracts	(14,100)	(9,364)
Guaranteed investment contracts	(4,753)	(2,869)
Claims and annuity payments on:
Fixed annuity contracts	(29,313)	(17,116)
Universal life insurance contracts	(34,172)	(40,794)
Net receipts from (repayments of) other short-term financings	12,105	(20,938)
Net payment related to a modified coinsurance transaction	(4,862)	(7,201)
Net cash and short-term investments transferred to the Parent in the distribution of Saamsun Holdings Corp.	—	(82,873)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	166,594	(230,770)

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS	239,705	(140,315)
CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	65,872	200,064

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$305,577	$59,749

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid on indebtedness	$1,901	$2,618

Net income taxes refunded by (paid to) Parent	$—	$—

See accompanying notes to financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

AIG SunAmerica Life Assurance Company (FKA Anchor National Life Insurance Company) (the “Company”), is a direct wholly owned subsidiary of SunAmerica Life Insurance Company (the “Parent”), which is a wholly owned subsidiary of AIG SunAmerica Inc. (“SAI”), a wholly owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities, financial services and retirement services and asset management. The Company is an Arizona-domiciled life insurance company principally engaged in the business of writing variable annuities directed to the market for tax-deferred, long-term savings products. It also administers closed blocks of fixed annuities, universal life policies and guaranteed interest contracts (“GICs”) directed to the institutional marketplace.

The Company changed its name to SunAmerica National Life Insurance Company on October 5, 2001 and further changed its name to AIG SunAmerica Life Assurance Company on January 24, 2002. The Company continued to do business as Anchor National Life Insurance Company until February 28, 2003, at which time it began doing business under its new name.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary, consisting of normal recurring items, to present fairly the Company’s financial position as of March 31, 2003 and December 31, 2002, the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002, contained in the Company’s 2002 Annual Report on Form 10-K. Certain prior period items have been reclassified to conform to the current period’s presentation.

2.	CONTINGENT LIABILITIES

The Company has entered into eight agreements in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. The maximum liability under these guarantees at March 31, 2003 is $794,930,000. Related to each of these agreements are participation agreements with the Parent under which the Parent will share in $345,332,500 of these liabilities in exchange for a proportionate percentage of the fees received under these agreements. The expiration dates and related amounts of these commitments are as follows: $249,000,000 in 2004, $387,930,000 in 2005 and $158,000,000 in 2006. Management does not anticipate any material losses with respect to these commitments.

The Company has entered into an agreement whereby it is committed to purchase the remaining principal amount, $21,000,000 as of March 31, 2003, of various mortgage-backed securities at par value in March 2006. As of March 31, 2003, the estimated fair value exceeded the principal amount of the securities. At the present time, management does not anticipate any material losses with respect to this agreement.

In the third quarter of 2002, the Company began issuing certain variable annuity products which offer an optional Guaranteed Minimum Account Value (“GMAV”) living benefit. As of March 31, 2003, the premiums subject to guarantee totaled approximately $200,000,000, and the estimated fair values of the GMAV were not material.

Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and other matters are not considered material in relation to the financial position, results of operations or cash flows of the Company.

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

AIG SUNAMERICA LIFE ASSURANCE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s discussion and analysis of financial condition and results of operations of AIG SunAmerica Life Assurance Company (FKA Anchor National Life Insurance Company) (the “Company”) for the three months ended March 31, 2003 (“2003”) and March 31, 2002 (“2002”) follows. Certain prior period amounts have been restated to conform to the current period’s presentation.

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

     VALUATION OF CERTAIN FINANCIAL INSTRUMENTS: Gross unrealized losses on debt and equity securities available for sale amounted to $162.4 million at March 31, 2003. In determining if and when a decline in fair value below amortized cost is other-than-temporary, the Company evaluates at each reporting period the market conditions, offering prices, trends of earnings, price multiples, and other key measures for investments in debt and marketable equity securities. In particular, for debt securities, the Company assesses the probability that all amounts due are collectible according to the contractual terms of the obligation. When such a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline.

     Securities in our portfolio with a carrying value of approximately $1.24 billion at March 31, 2003 do not have readily determinable market prices. For these securities, we estimate their fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, we use our most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale. Our ability to liquidate our positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and we may not be able to dispose of these investments in a timely manner. Although we believe our estimates reasonably reflect the fair value of those securities, our key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral, if any, and other factors may not reflect those of an active market.

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

BUSINESS SEGMENTS

     On January 1, 2002, the Company declared a distribution to its Parent, SunAmerica Life Insurance Company (the “Parent”), of 100% of the outstanding capital stock of its then wholly owned subsidiary, Saamsun Holdings Corp. (“Saamsun”). Saamsun was comprised of the Company’s asset management and broker-dealer segments. This distribution was approved by the Arizona Department of Insurance. The results of 2003 and 2002 include the impact of this distribution.

     On June 10, 2002, the Company entered into a profit sharing agreement with AIG SunAmerica Asset Management Corp. (“SAAMCO”), whereby SAAMCO will contribute to the Company on a quarterly basis its profits earned in connection with its role as investment advisor and/or business manager to several open-end investment management companies registered under the Investment Company Act of 1940, as amended, that fund the variable investment options available to investors through the Company’s variable annuity contracts (the “SAAMCO Agreement”). The SAAMCO Agreement is retroactive to January 1, 2002. Amounts paid to or accrued by the Company under this agreement totaled $13.5 million for 2003.

RESULTS OF OPERATIONS

     NET INCOME totaled $10.5 million in 2003, compared to $19.1 million in 2002.

     PRETAX INCOME totaled $12.4 million in 2003 and $22.5 million in 2002. The decrease in 2003 primarily resulted from increased guaranteed minimum death benefits and increased general and administrative expenses, offset by decreased amortization of deferred acquisition costs.

     INCOME TAX EXPENSE totaled $1.9 million in 2003 and $3.4 million in 2002, representing effective tax rates of 15% in 2003 and 2002.

     NET INVESTMENT SPREAD, which is the spread between the income earned on invested assets and the interest paid on fixed annuities and other interest-bearing liabilities, totaled $36.9 million in 2003 and $37.1 million in 2002. These amounts equal 2.04% on average invested assets (computed on a daily basis) of $7.25 billion in 2003 and 2.37% on average invested assets of $6.28 billion in 2002.

     Growth in average invested assets resulted from sales of the fixed account options of the Company’s variable annuity products (“Fixed Annuity Deposits”), and renewal deposits on its universal life product (“UL Deposits”), partially offset by net exchanges from fixed accounts into the separate accounts of variable annuity contracts. Fixed Annuity Deposits and UL Deposits totaled $439.4 million in 2003 and $373.3 million in 2002, and are largely deposits for the fixed accounts of variable annuities. On an annualized basis, these deposits represent 29% and 28%, respectively, of the related reserve balances at the beginning of 2003 and 2002.

     Under generally accepted accounting principles, deposits collected on non-traditional life and annuity insurance products, such as those sold by the Company, are not reflected as revenues in the Company’s statement of income, as they are recorded directly to reserves for fixed annuity and universal life contracts upon receipt.

The following table shows the Company’s investment results for 2003 and 2002:

	2003	2002

	(In thousands,
	except for percentages)
Average invested assets	$7,249,465	$6,278,929

Average annuity reserves and other interest-bearing liabilities	$6,981,006	$6,213,052

Average yield on average invested assets	5.45%	6.14%
Weighted average rate paid on average annuity reserves and other interest-bearing liabilities	3.54	3.81

Yield spread	1.91%	2.33%

     Net investment spreads include the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. Average invested assets exceeded average interest-bearing liabilities by $268.5 million in 2003, compared to $65.9 million in 2002. The increase in 2003 reflected a $200.0 million capital contribution from the Parent in the third quarter of 2002. The difference between the Company’s yield on average invested assets and the rate paid on average interest-bearing liabilities (the “Spread Difference”) was 1.91% in 2003 and 2.33% in 2002.

     Investment income (and the related yields on average invested assets) totaled $98.7 million (5.45%) in 2003 and $96.3 million (6.14%) in 2002. The decrease in the investment yield in 2003 compared to 2002 primarily reflects a lower prevailing interest rate environment. Expenses incurred to manage the investment portfolio amounted to $0.6 million in 2003 and $0.5 million in 2002. These expenses are included as a reduction to investment income in the statement of income and comprehensive income.

     Interest expense totaled $61.8 million in 2003 and $59.2 million in 2002. The average rate paid on all interest-bearing liabilities was 3.54% in 2003, compared to 3.81% in 2002. Interest-bearing liabilities averaged $6.99 billion during 2003 and $6.21 billion during 2002. The decline in the overall rates paid in 2003 compared to 2002 resulted primarily from the impact of a declining interest rate environment.

     NET REALIZED INVESTMENT LOSSES totaled $3.3 million in 2003 and $3.0 million in 2002 and include impairment writedowns of $5.2 in 2003 and $5.1 million in 2002. Thus, net realized gains from sales and redemptions of investments totaled $1.9 million in 2003 and $2.1 million in 2002.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $837.3 million in 2003 and $426.1 million in 2002. Sales of investments result from the active management of the Company’s investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.10% and 0.13% of average invested assets for 2003 and 2002, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company’s active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns include $5.2 million of provisions applied to bonds and partnerships in 2003 and $5.1 million of provisions applied to bonds and other invested assets in 2002. On an annualized basis, impairment writedowns represent 0.28% and 0.32% of average invested assets for 2003 and 2002, respectively. For the twenty quarters ended March 31, 2003, impairment writedowns as an annualized percentage of average invested assets have ranged from 0.03% to 1.95% and have averaged 0.60%. Such writedowns are based upon estimates of the net realizable value of invested assets and recorded when declines in value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY POLICY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $64.0 million in 2003 (including $13.5 million attributable to the SAAMCO Agreement) and $64.7 million in 2002 and are net of reinsurance premiums of $6.4 million and $4.4 million in 2003 and 2002, respectively. Excluding the impact of the SAAMCO Agreement, variable annuity fees would have been $50.5 million in 2003. The decreased fees in 2003 as compared to 2002 reflect the unfavorable equity market conditions in 2002 and 2003, and the resulting unfavorable impact on market values of assets in the separate accounts. On an annualized basis, variable annuity fees represent 1.8% and 1.4% of average variable annuity assets in 2003 and 2002, respectively. Excluding the impact of the SAAMCO Agreement, variable annuity fees would have represented 1.4% of average variable annuity assets in 2003. Variable annuity assets averaged $14.48 billion during 2003 and $18.21 billion during 2002. Variable annuity deposits, which exclude deposits allocated to the fixed accounts of variable annuity products, totaled $328.4 million in 2003 and $325.6 million in 2002. On an annualized basis, these amounts represent 9% and 7% of separate account liabilities at the beginning of the respective periods. Transfers from the fixed accounts of the Company’s variable annuity products to the separate accounts are not classified as variable annuity deposits. Accordingly, changes in variable annuity deposits are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company’s variable annuity products.

     Sales of variable annuity products (which include deposits allocated to the fixed accounts) (“Variable Annuity Product Sales”) amounted to $754.8 million in 2003 and $685.4 million in 2002. Such sales primarily reflect those of the Company’s Polaris, Seasons and Diversified Strategies variable annuity product lines. The Company’s variable annuity products are multi-manager variable annuities that offer investors a choice of several variable funds as well as a number of guaranteed fixed-rate funds. Investors can select from a choice of 4 to 41 variable funds and up to 7 guaranteed fixed-rate funds depending on the product. The increase in Variable Annuity Product Sales reflected higher sales of the fixed account options of the Company’s variable annuity products due to the unfavorable equity market conditions discussed above.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of annuities (See “Regulation”).

     UNIVERSAL LIFE INSURANCE POLICY FEES amounted to $9.0 million in 2003 and $9.2 million in 2002. Universal life insurance fees consist of mortality charges, up-front fees earned on deposits received and administrative fees, net of reinsurance premiums. The administrative fees are assessed based on the number of policies in force as of the end of each month. The Company acquired its universal life contracts as part of the its acquisition of business from MBL Life Assurance Corporation on December 31, 1998 and does not actively market such contracts. Such fees annualized represent 2.2% and 2.1% of average reserves for universal life insurance contracts in the respective periods.

     SURRENDER CHARGES on fixed annuity, variable annuity and universal life contracts totaled $7.6 million in 2003 and $6.5 million in 2002. Surrender charges generally are assessed on withdrawals at declining rates during the first seven years of a contract. Withdrawal payments, which exclude claims and lump-sum annuity benefits, totaled $536.3 million in 2003, compared to $501.6 million in 2002. Annualized, these payments when expressed as a percentage of average related reserves represent 10.6% for 2003 and 8.7% for 2002. Withdrawals include variable annuity payments from the separate accounts totaling $384.4 million (annualized representing 10.7% of average variable annuity liabilities) in 2003 and $405.4 million (annualized representing 8.9% of average variable annuity liabilities) in 2002. The percentage increase in withdrawal rates in 2003 reflects a decrease in the market value of assets in separate accounts supporting variable annuity contracts due to continual unfavorable equity market conditions.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $21.3 million in 2003 and $18.9 million in 2002. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $38.8 million in 2003, compared to $46.7 million in 2002. The decrease in amortization in 2003 was due to a lower income in 2003 as a result of increased guaranteed minimum death benefits and increased general and administrative expenses.

     ANNUAL COMMISSIONS totaled $14.2 million in 2003, compared to $15.8 million in 2002. Annual commissions represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company’s variable annuity contracts. Substantially all of the Company’s currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. The Company estimates that approximately 55% of the average balances of its variable annuity products is currently subject to such annual commissions. Based on current sales, this percentage is expected to increase in future periods.

     GUARANTEED MINIMUM DEATH BENEFITS, NET OF REINSURANCE RECOVERIES (“Net GMDB”) totaled $22.0 million in 2003, compared to $7.3 million in 2002 (net of reinsurance recoveries of $3.0 million in 2003 and $1.4 million in 2002). Net GMDB consists primarily of guaranteed minimum death benefits as well as immaterial amounts of earnings enhancement benefits, guaranteed minimum income benefits and guaranteed minimum account value benefits. These guarantees are described in more detail in the following paragraphs. The increase in Net GMDB related to the Company’s variable annuity separate account contracts in 2003 reflects the downturn in the equity markets in 2002 and 2003. Further downturns in the equity markets could increase these expenses.

     CLAIMS ON UNIVERSAL LIFE CONTRACTS, NET OF REINSURANCE RECOVERIES totaled $5.5 million in 2003, compared to $4.5 million in 2002 (net of reinsurance recoveries of $10.8 million in 2003 and $5.9 million in 2002).

     GUARANTEED MINIMUM DEATH BENEFITS (“GMDB”): A majority of the Company’s variable annuity products are issued with a death benefit feature which provides that, upon the death of a contractholder, the contractholder’s beneficiary will receive the greater of (1) the contractholder’s account value, or (2) a guaranteed minimum death benefit that varies by product (the GMDB). The Company bears the risk that death claims following a decline in the financial markets may exceed contractholder account balances, and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. At March 31, 2003, a portion of the GMDB risk on approximately 29% (calculated based on current account value) of the contracts with such features had been reinsured. Approximately half of this reinsurance will cease at the time the modified coinsurance deposit liability is fully paid down, which is presently estimated to occur in early 2004. A substantial majority of all new contracts sold have reinsurance coverage. However, reinsurance coverage on new contracts sold ceases at the end of 2003. Reinsurance coverage is subject to limitations such as caps and deductibles. GMDB-related contractholder benefits incurred, net of related reinsurance, were $22.0 million (net of $3.0 million of reinsurance recoveries) for 2003 and $7.3 million (net of $1.4 million of reinsurance recoveries) for 2002. In accordance with Generally Accepted Accounting Principles, the Company expenses such benefits in the period incurred, and therefore does not provide reserves for future benefits.

     EARNINGS ENHANCEMENT BENEFIT (“EEB”): The Company issues certain variable annuity products that offer an optional Earnings Enhancement Benefit (EEB) feature. For contractholders who elect the feature, the EEB provides an additional death benefit amount equal to a fixed percentage of earnings in the contract, subject to certain maximums. The Company bears the risk that account values following favorable performance of the financial markets will result in greater EEB death claims and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. At March 31, 2003, approximately 8% (calculated based on current account value) of inforce contracts include EEB coverage, with 97% of the EEB risk fully reinsured.

     GUARANTEED MINIMUM INCOME BENEFIT (“GMIB”): The Company issues certain variable annuity products that contain or offer a Guaranteed Minimum Income Benefit (GMIB) living benefit feature. This feature provides a minimum annuity payment guarantee for those contractholders who choose to receive fixed lifetime annuity payments after a seven or ten-year waiting period in their deferred annuity contracts. The Company bears the risk that the performance of the financial markets will not be sufficient for accumulated policyholder account balances to support GMIB benefits and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. Substantially all of the Company’s GMIB risk has been reinsured as of March 31, 2003. However, the Company will not have reinsurance coverage on contracts sold subsequent to June 2003.

     GUARANTEED MINIMUM ACCOUNT VALUE (“GMAV”): In the third quarter of 2002, the Company began issuing certain variable annuity products which offer an optional Guaranteed Minimum Account Value (GMAV) living benefit. If elected by the policyholder at the time of contract issuance, this feature guarantees that the account value under the contract will equal or exceed the amount of the initial principal invested, adjusted for withdrawals, at the end of a ten-year waiting period. The Company bears the risk that protracted under-performance of the financial markets could result in GMAV guarantees being higher than the underlying contractholder account balance and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. As of March 31, 2003, the premiums subject to guarantee totaled approximately $200 million, and the estimated fair values of the GMAV were not material.

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

CAPITAL RESOURCES AND LIQUIDITY

     SHAREHOLDER’S EQUITY increased to $1.35 billion at March 31, 2003 from $1.32 billion at December 31, 2002, due to net income of $10.5 million and other comprehensive income of $12.9 million.

     INVESTED ASSETS at March 31, 2003 totaled $7.77 billion, compared with $7.19 billion at December 31, 2002. The following table summarizes the Company’s portfolio of bonds, notes and redeemable preferred stocks (the “Bond Portfolio”) at March 31, 2003 and December 31, 2002:

	March 31, 2003		December 31, 2002

	Carrying	Percent of	Carrying	Percent of
	Value	Portfolio	Value	Portfolio

	(In thousands, except for percentages)
BOND PORTFOLIO:
U.S. government securities	$16,717	0.2%	$32,820	0.5%
Mortgage-backed securities	1,468,998	18.9	1,547,568	21.5
Other bonds, notes and redeemable preferred stocks	4,424,278	57.0	3,948,181	54.9

Total Bond Portfolio	5,909,993	76.1	5,528,569	76.9
Mortgage loans	727,901	9.4	738,601	10.3
Common stocks	3,923	0.0	2,609	0.0
Cash and short-term investments	305,577	3.9	65,872	0.9
Partnerships	5,714	0.1	8,766	0.1
Other	815,841	10.5	849,287	11.8

Total investments and cash	$7,768,949	100.0%	$7,193,704	100.0%

     The majority of the Company’s invested assets are managed by an affiliate. The Company’s general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. However, the Company has determined that all of the Bond Portfolio is available to be sold in response to changes in market interest rates, changes in relative value of asset sectors and individual securities, changes in prepayment risk, changes in the credit quality outlook for certain securities, the Company’s need for liquidity and other similar factors.

     THE BOND PORTFOLIO, which constituted 76% of the Company’s total investment portfolio at March 31, 2003, had an aggregate fair value that was $64.1 million greater than its amortized cost at March 31, 2003 and $35.9 million at December 31, 2002. The increase in net unrealized gains on the Bond Portfolio during 2003 principally reflects the impact of impairment writedowns in 2003 as well as the decrease in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at March 31, 2003.

     At March 31, 2003, the Bond Portfolio (excluding $21.4 million of redeemable preferred stocks) included $5.65 billion of bonds rated by Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”), Fitch (“Fitch”) or the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”), and $235.7 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At March 31, 2003, approximately $5.53 billion of the Bond Portfolio was investment grade, including $929.8 billion of mortgage-backed securities (“MBS”) and U.S. government/agency securities.

     At March 31, 2003, the Bond Portfolio included $358.2 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 1.5% of the Company’s total assets and approximately 4.6% of its invested assets. Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. These non-investment-grade securities are comprised of bonds spanning 24 industries with 20% of these assets concentrated in financial institutions and 13% concentrated in telecommunications. No other industry concentration constituted more than 10% of these assets.

     The table on the next page summarizes the Company’s rated bonds by rating classification as of March 31, 2003.

RATED BONDS BY RATING CLASSIFICATION
(Dollars in thousands)

			Issues not rated by S&P/Moody's/
Issues rated by S&P/Moody's/Fitch			Fitch, by NAIC category			Total

								Percent
		Estimated	NAIC		Estimated		Estimated	of total
S&P/Moody's/Fitch	Amortized	fair	category	Amortized	fair	Amortized	fair	invested
Category (1)	cost	value	(2)	cost	value	cost	value	assets

AAA+ to A- (Aaa to A3) [AAA to A-]	$3,278,735	$3,371,889	1	$534,949	$556,557	$3,813,684	$3,928,446	50.57%
BBB+ to BBB- (Baa1 to Baa3) [BBB+ to BBB-]	1,284,175	1,295,770	2	305,040	306,181	1,589,215	1,601,951	20.62%
BB+ to BB- (Ba1 to Ba3) [BB+ to BB-]	171,239	160,079	3	14,514	14,207	185,753	174,286	2.24%
B+ to B- (B1 to B3) [B+ to B-]	99,838	82,075	4	4,101	4,089	103,939	86,164	1.11%
CCC+ to C (Caa to C) [CCC]	67,755	34,756	5	63,861	62,885	131,616	97,641	1.26%
C1 to D [DD] {D}	—	—	6	154	131	154	131	0.00%

TOTAL RATED ISSUES	$4,901,742	$4,944,569		$922,619	$944,050	$5,824,361	$5,888,619

Footnotes appear on the following page.

Footnotes to the table of Rated Bonds by Rating Classification

(1)	S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt’s relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody’s rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt’s relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody’s and Fitch ratings if rated by multiple agencies.

(2)	Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for non-defaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody’s/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $235.7 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

     At March 31, 2003, approximately $1.13 billion of the Company’s Bond Portfolio had an aggregate unrealized loss of $160.4 million. The gross unrealized losses in the Bond Portfolio included the following concentrations:

Gross
Unrealized
Concentration	Losses

(In thousands)
Investment Grade:
Collateralized bond/debt obligations	$38,950
Airlines	21,442
Securitizations	20,744
Finance companies	3,323
Not Rated and Below Investment Grade:
Collateralized bond/debt obligations	4,435
Airlines	22,664
Securitizations	402
Finance companies	7,466

     The amortized cost of the Bond Portfolio in an unrealized loss position at March 31, 2003, by contractual maturity, is shown below:

Amortized
Cost

(In thousands)
Due in one year or less	$65,407
Due after one year through five years	490,762
Due after five years through ten years	539,223
Due after ten years	190,820

Total	$1,286,212

     The aging of the Bond Portfolio in an unrealized loss position at March 31, 2003, is shown below:

	Amortized	Unrealized	Number
	Cost	Losses	Of Items

Investment Grade:
0-6 months	$455,733	$13,920	67
7-12 months	105,936	11,483	28
>12 months	428,832	68,735	66
Below Investment Grade:
0-6 months	$64,466	$6,540	9
7-12 months	45,083	11,804	8
>12 months	186,162	47,930	44
Total:
0-6 months	$520,199	$20,460	76
7-12 months	151,019	23,287	36
>12 months	614,994	116,665	110

     Senior secured loans (“Secured Loans”) are included in the Bond Portfolio and aggregated $300.6 million at March 31, 2003. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At March 31, 2003, Secured Loans consisted of $39.0 million of publicly traded securities and $261.6 million of privately traded securities. These Secured Loans are composed of loans to 62 borrowers spanning 18 industries, with 18% of these assets concentrated in energy and 11% concentrated in food. No other industry constituted more than 10% of these assets.

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

     MORTGAGE LOANS aggregated $727.9 million at March 31, 2003 and consisted of 114 commercial first mortgage loans with an average loan balance of approximately $6.4 million, collateralized by properties located in 27 states. Approximately 35% of this portfolio was office, 19% was multifamily residential, 16% was manufactured housing, 10% was industrial, 9% was hotels, 4% was retail, and 7% was other types. At March 31, 2003, approximately 29% and 11% of this portfolio were secured by properties located in California and New York, respectively, and no more than 10% of this portfolio was secured by properties located in any other single state. At March 31, 2003, 16 mortgage loans have an outstanding balances of $10 million or more, which collectively aggregated approximately 49% of this portfolio. At March 31, 2003, approximately 28% of the mortgage loan portfolio consisted of loans with balloon payments due before April 1, 2006. During 2003 and 2002, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

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

     POLICY LOANS totaled $211.1 million at March 31, 2003, compared to $215.8 million at December 31, 2002, and primarily represent loans taken against universal life insurance policies.

     SEPARATE ACCOUNT SEED MONEY totaled $25.0 million at March 31, 2003, compared to $25.4 million at December 31, 2002, and consists principally of seed money for mutual funds used as investment vehicles for the Company’s variable annuity separate accounts.

     SECURITIES LENDING COLLATERAL totaled $551.0 million at March 31, 2003, compared to $585.8 million at December 31, 2002, and consists of collateral held under a securities lending agreement with an affiliated agent. The Company has entered into a securities lending agreement with an affiliated lending agent, which authorizes the agent to lend securities held in the Company’s portfolio to a list of authorized borrowers. The Company receives primarily cash collateral in an amount in excess of the market value of the securities loaned. The affiliated lending agent monitors the daily market value of securities loaned with respect to the collateral value and obtains additional collateral when necessary to ensure that collateral is maintained at a minimum of 102% of the value of the loaned securities. Such collateral is not available for the general use of the Company.

     ASSET-LIABILITY MATCHING is utilized by the Company to minimize the risks of interest rate fluctuations and disintermediation (i.e. the risk of being forced to sell investments during unfavorable market conditions). The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company’s fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 83% of the Company’s fixed annuity, universal life and GIC reserves had surrender penalties or other restrictions at March 31, 2003.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used stress-test interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration of the fixed-rate assets to that of its fixed-rate liabilities. The Company’s fixed-rate assets include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; policy loans; and investments in limited partnerships that invest primarily in fixed-rate securities. At March 31, 2003, these assets had an aggregate fair value of $7.77 billion with a duration of 3.7. The Company’s fixed-rate liabilities include fixed annuity, universal life and GIC contracts. At March 31, 2003, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $6.74 billion with a duration of 3.8. The Company’s potential exposure due to a relative 10% decrease in prevailing interest rates from its March 31, 2003 levels is a loss of approximately $8.5 million, representing an increase in fair value of its fixed-rate liabilities that is not offset by a increase in fair value of its fixed-rate assets. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $21.1 million ($14.4 million of bonds and $6.7 million of mortgage loans) at March 31, 2003, and constituted approximately 0.3% of total invested assets. At December 31, 2002, defaulted investments totaled $15.6 million ($8.9 million of bonds and $6.7 million of mortgage loans), and constituted approximately 0.2% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company’s existing portfolio of cash and short-term investments, Reverse Repo capacity on invested assets and, if required, proceeds from invested asset sales. The Company’s liquidity is primarily derived from operating cash flows. At March 31, 2003, approximately $4.78 billion of the Company’s Bond Portfolio had an aggregate unrealized gain of $224.5 million, while approximately $1.13 billion of the Bond Portfolio had an aggregate unrealized loss of $160.4 million. In addition, the Company’s investment portfolio currently provides approximately $53.0 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company’s annuity and GIC products have been more than sufficient in amount to satisfy the Company’s liquidity needs.

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

     The Company has entered into eight agreements in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. The maximum liability under these guarantees at March 31, 2003 is $794.9 million. Related to each of these agreements are participation agreements with the Company’s Parent, under which the Parent will share in $345.3 million of these liabilities in exchange for a proportionate percentage of the fees received under these agreements. The expiration dates of these commitments are as follows: $249.0 million in 2004, $387.9 million in 2005 and $158.0 million in 2006.

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

     Risk based capital (“RBC”) standards are designed to measure the adequacy of an insurer’s statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer’s RBC is deficient. The RBC formula develops a risk-adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The statutory capital and surplus of the Company exceeded its RBC requirements as of March 31, 2003.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 24 to 25 herein.

CONTROLS & PROCEDURES

     The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Principal Financial Officer have reviewed the effectiveness of the Company’s disclosure controls and procedures within 90 days of the filing date of this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the most recent date of evaluation by the Company’s Chief Executive Officer and Principal Financial Officer.

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

Item 6. Exhibits and Reports on Form 8-K

EXHIBITS

     None.

REPORTS FOR FORM 8-K

There were no current reports on Form 8-K filed during the three months ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR NATIONAL LIFE INSURANCE COMPANY Registrant

Date: May 14, 2003	/s/ N. SCOTT GILLIS

N. Scott Gillis Senior Vice President and Director (Principal Financial Officer)

Date: May 14, 2003	/s/ MAURICE S. HEBERT

Maurice S. Hebert Vice President and Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Jay S. Wintrob, Chief Executive Officer of AIG SunAmerica Life Assurance Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AIG SunAmerica Life Assurance Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date"); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003

/s/ JAY S. WINTROB Jay S. Wintrob Chief Executive Officer

CERTIFICATIONS

I, N. Scott Gillis, Senior Vice President (Principal Financial Officer) of AIG SunAmerica Life Assurance Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AIG SunAmerica Life Assurance Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date"); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003

/s/ N. Scott Gillis N. Scott Gillis, Senior Vice President (Principal Financial Officer)