Form 10-Q
period 2003-09-30
AIG SUNAMERICA LIFE ASSURANCE CO
filed 2003-11-14
CIK 6342

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission File No. 33-47472

AIG SUNAMERICA LIFE ASSURANCE COMPANY

Incorporated in Arizona	86-0198983 IRS Employer Identification No.

1 SunAmerica Center, Los Angeles, California 90067-6022
Registrant’s telephone number, including area code: (310) 772-6000

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS Yes ☒ No ☐

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED BY RULE 12b-2 OF THE SECURITIES EXCHANGE ACT OF 1934). Yes ☐ No ☒

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT’S COMMON STOCK ON NOVEMBER 14, 2003 WAS AS FOLLOWS:

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
CONTROLS & PROCEDURES
OTHER INFORMATION
SIGNATURES
Exhibit Index
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

AIG SUNAMERICA LIFE ASSURANCE COMPANY

INDEX

Page
Number(s)
Part I — Financial Information
Balance Sheet (Unaudited) — September 30, 2003 and December 31, 2002	3-4
Statement of Income and Comprehensive Income (Unaudited) — Three Months and Nine Months Ended September 30, 2003 and 2002	5-6
Statement of Cash Flows (Unaudited) - Nine Months Ended September 30, 2003 and 2002	7-8
Notes to Financial Statements (Unaudited)	9-10
Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-33
Quantitative and Qualitative Disclosures About Market Risk	34
Controls and Procedures	35
Part II — Other Information	36
Exhibits and Reports on Form 8-K	38-41

AIG SUNAMERICA LIFE ASSURANCE COMPANY
BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2003	2002

	(in thousands)
ASSETS

Investments and cash:
Cash and short-term investments	$303,510	$65,872
Bonds, notes and redeemable preferred stocks available for sale, at fair value (amortized cost: September 30, 2003, $5,547,707; December 31, 2002, $5,492,677)	5,714,691	5,528,569
Mortgage loans	747,274	738,601
Policy loans	202,894	215,846
Separate account seed money	23,583	25,366
Common stocks available for sale, at fair value (cost: September 30, 2003 and December 31, 2002, $4,111)	4,410	2,609
Real estate	22,091	22,315
Securities lending collateral	254,653	585,760
Other invested assets	10,722	8,766

Total investments and cash	7,283,828	7,193,704

Variable annuity assets held in separate accounts	17,136,593	14,758,642
Accrued investment income	82,764	75,326
Deferred acquisition costs	1,391,790	1,364,748
Income taxes currently receivable from Parent	67,379	100,123
Due from affiliates	—	26,304
Goodwill	4,603	4,603
Other assets	23,081	15,382

TOTAL ASSETS	$25,990,038	$23,538,832

See accompanying notes to financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
BALANCE SHEET (Continued)
(Unaudited)

	September 30,	December 31,
	2003	2002

	(in thousands)
LIABILITIES AND SHAREHOLDER’S EQUITY

Reserves, payables and accrued liabilities:

Reserves for fixed annuity contracts	$4,437,537	$4,285,098
Reserves for universal life insurance contracts	1,623,191	1,676,073
Reserves for guaranteed investment contracts	357,676	359,561
Securities lending payable	254,653	585,760
Modified coinsurance deposit liability	12,434	31,393
Due to affiliates	13,418	—
Payable to brokers	227,862	8,529
Other liabilities	157,855	160,265

Total reserves, payables and accrued liabilities	7,084,626	7,106,679

Variable annuity liabilities related to separate accounts	17,136,593	14,758,642
Deferred income taxes	338,358	351,872

Total liabilities	24,559,577	22,217,193

Shareholder’s equity:
Common stock	3,511	3,511
Additional paid-in capital	1,125,753	1,125,753
Retained earnings	222,363	175,871
Accumulated other comprehensive income	78,834	16,504

Total shareholder’s equity	1,430,461	1,321,639

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$25,990,038	$23,538,832

See accompanying notes to financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the three months and nine months ended September 30, 2003 and 2002
(Unaudited)

	Three Months		Nine Months

	2003	2002	2003	2002

		(In thousands)
REVENUES

Fee income:
Variable annuity policy fees	$74,490	$67,999	$207,516	$229,758
Universal life insurance policy fees	8,192	8,544	26,540	26,799
Surrender charges	6,895	9,143	21,249	24,001
Other fees	—	932	—	2,964

Total fee income	89,577	86,618	255,305	283,522

Investment income	99,845	98,633	300,116	289,853
Net realized investment losses	(17,940)	(17,478)	(26,570)	(31,192)

Total revenues	171,482	167,773	528,851	542,183

BENEFITS AND EXPENSES

Interest expense:
Fixed annuity contracts	38,482	36,689	116,575	104,524
Universal life insurance contracts	19,303	20,658	57,142	60,292
Guaranteed investment contracts	2,042	2,679	6,089	8,776
Securities lending agreements	722	3,653	4,168	9,688

Total interest expense	60,549	63,679	183,974	183,280

General and administrative expenses	18,992	12,818	59,281	51,200
Amortization of deferred acquisition costs	44,400	50,701	123,477	158,058
Annual commissions	11,422	13,607	41,595	45,227
Claims on universal life contracts, net of reinsurance recoveries	4,022	4,621	15,255	12,530
Guaranteed minimum death benefits, net of reinsurance recoveries	14,723	30,935	51,182	48,687

Total benefits and expenses	154,108	176,361	474,764	498,982

PRETAX INCOME (LOSS)	17,374	(8,588)	54,087	43,201

Income tax expense (benefit)	4,215	(2,544)	7,595	5,225

NET INCOME (LOSS)	$13,159	$(6,044)	$46,492	$37,976

See accompanying notes to financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
STATEMENT OF INCOME AND COMPREHENSIVE INCOME (Continued)
For the three months and nine months ended September 30, 2003 and 2002
(Unaudited)

	Three Months		Nine Months

	2003	2002	2003	2002

		(In thousands)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:

Net unrealized (losses) gains on debt and equity securities available for sale identified in the current period	$(17,432)	$50,111	$79,494	$70,898

Less reclassification adjustment for net realized losses included in net income	11,645	12,631	16,400	23,462

Change related to cash flow hedges	—	—	—	(2,218)

Income tax benefit (expense)	2,025	(21,960)	(33,564)	(32,250)

OTHER COMPREHENSIVE (LOSS) INCOME	(3,762)	40,782	62,330	59,892

COMPREHENSIVE INCOME	$9,397	$34,738	$108,822	$97,868

See accompanying notes to financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2003 and 2002
(Unaudited)

	2003	2002

	(In thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$46,492	$37,976
Adjustments to reconcile net income to net cash provided by operating activities:
Interest credited to:
Fixed annuity contracts	116,575	104,524
Universal life insurance contracts	57,142	60,292
Guaranteed investment contracts	6,089	8,776
Net realized investment losses	26,570	31,192
Amortization of net premiums on investments	5,079	185
Amortization of deferred acquisition costs	123,477	158,058
Acquisition costs deferred	(187,519)	(187,626)
Provision for deferred income taxes	(47,077)	113,116
Change in:
Accrued investment income	(7,438)	(10,822)
Other assets	(7,699)	51
Income taxes currently receivable from Parent	32,744	(53,341)
Due from/to affiliates	(10,278)	(11,542)
Other liabilities	6,680	13,293
Other, net	13,276	15,841

NET CASH PROVIDED BY OPERATING ACTIVITIES	174,113	279,973

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds, notes and redeemable preferred stocks	(1,431,013)	(1,679,989)
Mortgage loans	(42,859)	(94,360)
Other investments, excluding short-term investments	(14,970)	(12,741)
Sales of:
Bonds, notes and redeemable preferred stocks	803,180	684,746
Other investments, excluding short-term investments	269	609
Redemptions and maturities of:
Bonds, notes and redeemable preferred stocks	767,055	418,899
Mortgage loans	35,215	71,964
Other investments, excluding short-term investments	70,107	110,345

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$186,984	$(500,527)

See accompanying notes to financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
STATEMENT OF CASH FLOWS (Continued)
For the nine months ended September 30, 2003 and 2002
(Unaudited)

	2003	2002

	(In thousands)
CASH FLOW FROM FINANCING ACTIVITIES:
Deposits received on:
Fixed annuity contracts	$1,181,329	$1,259,701
Universal life insurance contracts	34,176	36,658
Net exchanges from the fixed accounts of variable annuity contracts	(735,617)	(281,274)
Withdrawal payments on:
Fixed annuity contracts	(349,241)	(392,719)
Universal life insurance contracts	(45,307)	(52,433)
Guaranteed investment contracts	(7,647)	(83,119)
Claims and annuity payments on:
Fixed annuity contracts	(82,191)	(72,794)
Universal life insurance contracts	(90,912)	(76,362)
Net repayments of other short-term financings	(9,090)	6,929
Net payment related to a modified coinsurance transaction	(18,959)	(23,511)
Net cash and short-term investments transferred to the Parent in the distribution of Saamsun Holdings Corp.	—	(82,873)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(123,459)	238,203

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS	237,638	17,649

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	65,872	200,064

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$303,510	$217,713

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid on indebtedness	$4,168	$9,688

Net income taxes (paid to) refunded by Parent	$(21,928)	$54,550

See accompanying notes to financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

AIG SunAmerica Life Assurance Company (FKA Anchor National Life Insurance Company) (the “Company”) is a direct wholly owned subsidiary of SunAmerica Life Insurance Company (the “Parent”), which is a wholly owned subsidiary of AIG SunAmerica Inc. (“SAI”), a wholly owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities, financial services and retirement savings and asset management. The Company is an Arizona-domiciled life insurance company principally engaged in the business of writing variable annuities directed to the market for tax-deferred, long-term savings products. It also administers closed blocks of fixed annuities, universal life policies and guaranteed investment contracts (“GICs”) directed to the institutional marketplace.

The Company changed its name to SunAmerica National Life Insurance Company on October 5, 2001 and further changed its name to AIG SunAmerica Life Assurance Company on January 24, 2002. The Company continued to do business as Anchor National Life Insurance Company until February 28, 2003, at which time it began doing business under its new name.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary, consisting of normal recurring items, to present fairly the Company’s financial position as of September 30, 2003 and December 31, 2002, the results of its operations for the three months and nine months ended September 30, 2003 and 2002 and its cashflows for the nine months ended September 30, 2003 and 2002. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002, contained in the Company’s 2002 Annual Report on Form 10-K. Certain prior period items have been reclassified to conform to the current period’s presentation.

2. CONTINGENT LIABILITIES

The Company has entered into eight agreements in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. In addition, the Company guarantees the payment of these securities upon redemption. The maximum liability under these guarantees at September 30, 2003 is $785,570,000. Related to each of these agreements are participation agreements with the Parent under which the Parent will share in $339,423,000 of these liabilities in exchange for a proportionate percentage of the fees received under these agreements. The expiration dates and related amounts of these commitments are as follows: $240,500,000 in 2004, $387,070,000 in 2005 and $158,000,000 in 2006. Management does not anticipate any material losses with respect to these commitments.

In the third quarter of 2002, the Company began issuing certain variable annuity products which offer an optional Guaranteed Minimum Account Value (“GMAV”) living benefit. As of September 30, 2003, the premiums subject to guarantee totaled approximately $515,585,000 and the estimated fair values of the GMAV benefit included in the accompanying statement of income and comprehensive income were not material.

Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and other similar types of matters are not considered material in relation to the financial position, results of operations or cash flows of the Company.

2. RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires that, for guarantees within the scope of FIN 45 issued or amended by the Company after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. FIN 45 also requires additional disclosures in financial statements starting with the Company’s 2002 year-end financial statements. The adoption of FIN 45 did not have a significant impact on the Company’s results of operations or financial condition.

In July 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Non-traditional Long-Duration Contracts and for Separate Accounts (“SOP-03-1”). This statement is effective for the Company as of January 1, 2004. Under SOP 03-1, variable annuity assets held in separate accounts will continue to be measured at fair value and reported in summary total on the Company’s financial statements, with an equivalent summary total reported for related liabilities, if the separate account arrangement meets certain specified conditions. Assets underlying the Company’s interest in a separate account (separate account seed money) do not qualify for separate account accounting and reporting. The Company will be required to “look through” the separate account for purposes of accounting for its interest therein, and account for and classify separate account seed money based on its nature as if the assets of the separate account underlying the Company’s interest were held directly by the general account rather than through the separate account structure. The adoption of SOP 03-1 will not have a material impact on the Company’s separate accounts or separate account seed money.

In addition, SOP 03-1 will require the Company to recognize a liability for guaranteed minimum death benefits, guaranteed minimum income benefits and enhanced earnings benefits and modify certain disclosures and financial statement presentations for these products. The Company continues to evaluate the provisions of SOP 03-1. Management currently expects the one-time cumulative accounting charge upon adoption to approximate $60 million after taxes, to be recorded in the first quarter of 2004, which is not material to the Company’s financial condition or liquidity.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s discussion and analysis of financial condition and results of operations of AIG SunAmerica Life Assurance Company (FKA Anchor National Life Insurance Company) (the “Company”) for the three months and nine months ended September 30, 2003 and September 30, 2002 follows. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

     VALUATION OF CERTAIN FINANCIAL INSTRUMENTS: Gross unrealized losses on debt and equity securities available for sale amounted to $84.2 million at September 30, 2003 and $170.7 million at December 31, 2002. When a decline in fair value below amortized cost is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline (See also discussion within “Capital Resources and Liquidity” herein).

     Securities in our portfolio with a carrying value of approximately $1.32 billion at September 30, 2003 do not have readily determinable market prices. For these securities, we estimate their fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, we use our most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale. Our ability to liquidate our positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and we may not be able to dispose of these investments in a timely manner. Although we believe our estimates reasonably reflect the fair value of those securities, our key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral, if any, and other factors may not reflect those of an active market.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS: We amortize our deferred acquisition costs (“DAC”) based on a percentage of expected gross profits (“EGPs”) over the life of the underlying policies. EGPs are computed based on assumptions related to the underlying policies written, including their anticipated duration, the growth rate of the separate account assets (with respect to variable annuities) or general account assets (with respect to fixed annuities, fixed options of variable annuities and universal life contracts) supporting the annuity obligations, the anticipated value of guaranteed minimum death benefits to be paid, and the level of expenses necessary to maintain the policies. The Company adjusts DAC amortization (a “DAC unlocking”) when estimates of current or future gross profits to be realized from its annuity policies are revised. Approximately 95% of the Company’s DAC balance at September 30, 2003 related to variable annuity products and 5% related to fixed annuity and universal life products.

     DAC amortization is sensitive to surrender rates, claims costs, and the actual and assumed future growth rate of the assets supporting the Company’s obligations under annuity policies. With respect to fixed annuities, the growth rate depends on the yield on the general account assets supporting those annuities. With respect to variable annuities, the growth rate depends on the performance of the investment options available under the annuity contract and the allocation of assets among these various investment options.

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

BUSINESS SEGMENTS

     The Company has one business segment, annuity operations, which consists of the sale and administration of deposit-type insurance contracts, such as fixed and variable annuities and universal life insurance contracts. The Company focuses primarily on the marketing of variable annuity products. The variable annuity products offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as guaranteed fixed-rate account options. The Company earns fee income on investments in the variable account options and net investment spread on the fixed-rate account options.

     On June 10, 2002, the Company entered into a profit sharing agreement with AIG SunAmerica Asset Management Corp. (“SAAMCO”), an affiliate, whereby SAAMCO will contribute to the Company on a quarterly basis its profits earned in connection with its role as investment advisor and/or business manager to several open-end investment management companies registered under the Investment Company Act of 1940, as amended, that fund the variable investment options available to investors through the Company’s variable annuity contracts (the “SAAMCO Agreement”). The SAAMCO Agreement was retroactive to January 1, 2002. Amounts paid to or accrued by the Company under this agreement totaled $14.4 million for the third quarter of 2003 and $38.9 million for the nine months of 2003. Amounts paid to or accrued by the Company under this agreement totaled $12.6 million for the third quarter of 2002 and $42.4 million for the nine months of 2002.

RESULTS OF OPERATIONS

     NET INCOME totaled $13.2 million in the third quarter of 2003, compared to a net loss of $6.0 million in the third quarter of 2002. For the nine months, net income amounted to $46.5 million in 2003, compared to $38.0 million in 2002.

     PRETAX INCOME totaled $17.4 million in the third quarter of 2003, compared to pretax loss of $8.6 million in the third quarter of 2002. For the nine months, pretax income totaled $54.1 million in 2003, compared to $43.2 million in 2002. The increase in the third quarter of 2003 primarily resulted from decreased guaranteed minimum death benefits, decreased amortization of deferred acquisition costs and increased variable annuity fee income, offset by increased general and administrative expenses. The increase in the nine months of 2003 primarily resulted from decreased amortization of deferred acquisition costs, increased investment income and decreased net realized investment losses, offset by decreased variable annuity fee income, increased general and administrative expenses and increased guaranteed minimum death benefits.

     NET INVESTMENT SPREAD, which is the spread between the income earned on invested assets and the interest credited to fixed annuity contracts and paid on other interest-bearing liabilities, totaled $39.3 million in the third quarter of 2003, compared to $35.0 million in the third quarter of 2002. These amounts equal 2.27% on average invested assets (computed on a daily basis) of $6.93 billion in the third quarter of 2003 and 2.01% on average invested assets of $6.96 billion in the third quarter of 2002 on an annualized basis. For the nine months, net investment spread increased to $116.1 million in 2003 from $106.6 million in 2002, representing 2.18% of average invested assets of $7.12 billion in 2003 and 2.17% of average invested assets of $6.56 billion in 2002 on an annualized basis.

     Growth in average invested assets resulted primarily from sales of the fixed account options of the Company’s variable annuity products (“Fixed Annuity Deposits”), and renewal deposits on its universal life product (“UL Deposits”), partially offset by net exchanges from fixed accounts into the separate accounts of variable annuity contracts. Sales of Fixed Annuity Deposits and UL Deposits totaled $389.3 million in the third quarter of 2003 and $456.4 million in the third quarter of 2002, $1.22 billion in the nine months of 2003 and $1.30 billion in the nine months of 2002, and are largely deposits for the fixed accounts of variable annuities. On an annualized basis, these deposits represent 25%, 34%, 27% and 33%, respectively, of the related reserve balances at the beginning of the respective periods.

     Under accounting principles generally accepted in the United States of America, deposits collected on non-traditional life and annuity insurance products, such as those sold by the Company, are not reflected as revenues in the Company’s statement of income, as they are recorded directly upon receipt to reserves for fixed annuity and universal life contracts.

     Net investment spreads include the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. Average invested assets exceeded average interest-bearing liabilities by $245.4 million in the third quarter of 2003, compared to $110.5 million in the third quarter of 2002. For the nine months, average invested assets exceeded average interest-bearing liabilities by $252.9 million in 2003, compared with $87.6 million in 2002. The increase in 2003 reflected a $200.0 million capital contribution from the Parent in the third quarter of 2002. The difference between the Company’s yield on average invested assets and the rate paid on average interest-bearing liabilities (the “Spread Difference”) was 2.14% in the third quarter of 2003, 1.96% in the third quarter of 2002, 2.05% in the nine months of 2003 and 2.11% in the nine months of 2002.

     Investment income (and the related yields on average invested assets) totaled $99.8 million (5.76%) in the third quarter of 2003, $98.6 million (5.67%) in the third quarter of 2002, $300.1 million (5.62%) in the nine months of 2003 and $289.9 million (5.89%) in the nine months of 2002. The increase in the investment yield in the third quarter of 2003 is due to the impact of $1.6 million of seed money gains in 2003 versus $1.8 million of seed money losses in 2002. Excluding the impact of seed money investment gains/losses, investment returns would have been 5.66% in the third quarter of 2003 and 5.76% in the third quarter of 2002. The decrease in the investment yield in 2003 compared to 2002 primarily reflects a lower prevailing interest rate environment. Investment income has been reduced by expenses incurred to manage the investment portfolio of $0.6 million in the third quarter of 2003, $0.5 million in the third quarter of 2002, $1.7 million in the nine months of 2003 and $1.5 million in the nine months of 2002.

     Interest expense totaled $60.5 million in the third quarter of 2003 and $63.7 million in the third quarter of 2002. For the nine months, interest expense aggregated $184.0 million in 2003, compared with $183.3 million in

2002. The average rate paid on all interest-bearing liabilities was 3.62% in the third quarter of 2003, compared to 3.72% in the third quarter of 2002. For the nine months, the average rate paid on all interest-bearing liabilities was 3.57% in 2003 and 3.78% in 2002. Interest-bearing liabilities averaged $6.69 billion during the third quarter of 2003, $6.85 billion during the third quarter of 2002, $6.87 billion during the nine months of 2003 and $6.47 billion during the nine months of 2002. The decline in the overall rates paid in 2003 compared to 2002 resulted primarily from the impact of a declining interest rate environment.

     NET REALIZED INVESTMENT LOSSES totaled $17.9 million in the third quarter of 2003 and $17.5 million in the third quarter of 2002 and include impairment writedowns of $20.3 million and $10.5 million, respectively. For the nine months, net realized investment losses totaled $26.6 million in 2003, compared with $31.2 million in 2002 and include impairment writedowns of $35.9 million and $22.0 million, respectively. Thus, net realized gains from sales and redemptions of investments totaled $2.4 million in the third quarter of 2003, compared to net realized losses of $7.0 million in the third quarter of 2002. For the nine months, net realized gains from sales and redemptions of investments totaled $9.3 million in 2003, compared to net realized losses of $9.2 million in 2002.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $265.4 million in the third quarter of 2003, $517.9 million in the third quarter of 2002, $1.62 billion in the nine months of 2003 and $1.22 billion in the nine months of 2002. Sales of investments result from the active management of the Company’s investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and, on an annualized basis, represent 0.14%, 0.40%, 0.17% and 0.19% of average invested assets in the third quarter of 2003, the third quarter of 2002, the nine months of 2003 and the nine months of 2002, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company’s active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns include $20.3 million, $10.5 million, $35.9 million and $22.0 million of provisions applied to bonds, partnerships and other invested assets in the third quarter of 2003, the third quarter of 2002, the nine months of 2003 and the nine months of 2002, respectively. On an annualized basis, impairment writedowns represent 1.17%, 0.60%, 0.67% and 0.45% of average invested assets in the respective periods. For the twenty quarters ended September 30, 2003, impairment writedowns, as an annualized percentage of average invested assets, have ranged from 0.03% to 1.95% and have averaged 0.62%. Such writedowns are based upon estimates of the fair value of invested assets and recorded when declines in value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY POLICY FEES are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled

$74.5 million in the third quarter of 2003 and $68.0 million in the third quarter of 2002 and are net of reinsurance premiums of $8.9 million and $6.1 million, respectively. These amounts include $15.7 million and $14.6 million attributable to the SAAMCO Agreement, respectively. For the nine months, variable annuity fees totaled $207.5 million in 2003, compared to $229.8 million in 2002 and are net of reinsurance premiums of $23.0 million and $15.8 million, respectively. These amounts include $43.8 million and $48.4 million attributable to the SAAMCO Agreement, respectively. The increased fees in the third quarter of 2003 as compared to 2002 reflect the improved equity market conditions during the period, and the resulting favorable impact on market values of assets in the separate accounts. The decreased fees in the nine months of 2003 as compared to the nine months of 2002 primarily reflect the unfavorable equity market conditions in 2002 and the early part of 2003, and the resulting unfavorable impact on market values of the assets in the separate accounts. On an annualized basis, variable annuity fees represent 1.8% of average variable annuity assets in all periods. Variable annuity assets averaged $16.88 billion, $15.14 billion, $15.68 billion and $17.03 billion during the respective periods. Variable annuity deposits, which exclude deposits allocated to the fixed accounts of variable annuity products, totaled $484.1 million and $236.5 million in the third quarters of 2003 and 2002, respectively. For the nine months, variable annuity deposits totaled $1.21 billion in 2003, compared with $873.2 million in 2002. On an annualized basis, these amounts represent 12%, 6%, 11% and 6% of separate account liabilities at the beginning of the respective periods. Transfers from the fixed accounts of the Company’s variable annuity products to the separate accounts are not classified as variable annuity deposits. Accordingly, changes in variable annuity deposits are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company’s variable annuity products.

     Sales of variable annuity products (which include deposits allocated to the fixed accounts) (“Variable Annuity Product Sales”) amounted to $863.2 million, $680.3 million, $2.39 billion and $2.13 billion in the third quarters of 2003 and 2002 and nine months of 2003 and 2002, respectively. Such sales primarily reflect those of the Company’s Polaris, Seasons and Diversified Strategies variable annuity products. The Company’s variable annuity products are multi-manager variable annuities that offer investors a choice of several variable funds as well as a number of guaranteed fixed-rate funds. Investors can select from a choice of 4 to 41 variable funds and up to 7 guaranteed fixed-rate funds depending on the product. The increase in Variable Annuity Product Sales reflect improving market conditions as well as sales of the Company’s new products, primarily Polaris Platinum II. Introduced in late 2002, Polaris Platinum II product sales totaled $222.4 million in the third quarter of 2003 and $538.8 million in the nine months of 2003.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of annuities (see “Regulation”).

     UNIVERSAL LIFE INSURANCE POLICY FEES amounted to $8.2 million in the third quarter of 2003 and $8.5 million in the third quarter of 2002. For the nine months, universal life insurance policy fees totaled $26.5 million in 2003 and $26.8 million in 2002. Universal life insurance policy fees consist of mortality charges, up-front fees earned on deposits received and administrative fees, net of reinsurance premiums. The administrative fees are assessed based on the number of policies in force as of the end of each month. The Company acquired its universal life contracts as part of the acquisition of business from MBL Life Assurance Corporation on December 31, 1998 and does not actively market such contracts. Such fees annualized represent 2.1%, 2.1%, 2.2% and 2.1% of average reserves for universal life insurance contracts in the respective periods.

     SURRENDER CHARGES on fixed annuity, variable annuity and universal life contracts totaled $6.9 million in the third quarter of 2003 and $9.1 million in the third quarter of 2002. For the nine months, such surrender charges totaled $21.2 million in 2003 and $24.0 million in 2002. Surrender charge periods range from zero to nine years from the date a deposit is received. Surrender charges generally are assessed on withdrawals at declining rates during the first seven or nine years following receipt of the deposit. Withdrawal payments, which exclude claims and annuitization benefits, totaled $525.4 million in the third quarter of 2003, compared to $630.1 million in the third quarter of 2002. For the nine months, such withdrawal payments totaled $1.57 billion in 2003 and $1.68 billion in 2002. Annualized, these payments when expressed as a percentage of average related reserves represent 9.3%, 12.3%, 9.7% and 10.1% for the third quarters of 2003 and 2002 and nine months of 2003 and 2002, respectively. Withdrawals from the variable annuity separate accounts totaled $408.7 million (annualized representing 9.7% of average variable annuity liabilities), $403.3 million (annualized representing 10.7% of average variable annuity liabilities), $1.18 billion (annualized representing 10.1% of average variable annuity liabilities) and $1.24 billion (annualized representing 9.7% of average variable annuity liabilities) in the third quarters and nine months of 2003 and 2002, respectively.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $19.0 million in the third quarter of 2003 and $12.8 million in the third quarter of 2002. For the nine months, general and administrative expenses totaled $59.3 million in 2003 and $51.2 million in 2002. General and administrative expenses were lower in the third quarter of 2002 primarily due to lower expenses relating to the Company’s modified coinsurance transaction, certain premium tax refunds, and lower programming and other operating expenses. Current quarter general and administrative expenses are more indicative of ongoing operations. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $44.4 million in the third quarter of 2003, compared to $50.7 million in the third quarter of 2002. For the nine months, such amortization totaled $123.5 million in 2003, compared to $158.1 million in 2002. The decrease in amortization in the nine months of 2003 was primarily related to the decreased variable annuity policy fee income and increased guaranteed minimum death benefits.

     ANNUAL COMMISSIONS totaled $11.4 million in the third quarter of 2003, compared to $13.6 million in the third quarter of 2002. For the nine months, annual commissions amounted to $41.6 million in 2003 and $45.2 million in 2002. Annual commissions represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company’s variable annuity contracts. Substantially all of the Company’s currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. The vast majority of the Company’s average balances of its variable annuity products are currently subject to such annual commissions. These commissions are expected to increase in future periods.

     CLAIMS ON UNIVERSAL LIFE CONTRACTS, NET OF REINSURANCE RECOVERIES totaled $4.0 million in the third quarter of 2003, compared to $4.6 million in the third quarter of 2002 (net of reinsurance recoveries of $9.0 million in 2003 and $12.1 million in 2002). For the nine months, such claims totaled $15.3 million in 2003 and $12.5 million in 2002 (net of reinsurance recoveries of $26.8 million in 2003 and $22.7 million in 2002). The increase in such claims in 2003 resulted principally from increased mortality experience, which fluctuates and cannot necessarily be expected to continue in future periods.

     GUARANTEED MINIMUM DEATH BENEFITS, NET OF REINSURANCE RECOVERIES (“Net GMDB”) on variable annuity contracts totaled $14.7 million in the third quarter of 2003, compared to $30.9 million in the third quarter of 2002 (net of reinsurance recoveries of $1.3 million in 2003 and $3.0 million in 2002). For the nine months, Net GMDB amounted to $51.2 million in 2003 and $48.7 million in 2002 (net of reinsurance recoveries of $7.1 million in 2003 and $5.7 million in 2002). Net GMDB consists primarily of guaranteed minimum death benefits as well as immaterial amounts of earnings enhancement benefits, guaranteed minimum income benefits and guaranteed minimum account value benefits. These guarantees are described in more detail in the following paragraphs. The decrease in Net GMDB for the quarter, reflects the upturn in the equity markets in the second and third quarters of 2003. The increase in Net GMDB in 2003 reflects the downturn in the equity markets in 2002 and early part of 2003 partially offset by the upturn in the equity markets in the second and third quarters of 2003. Further downturns in the equity markets could increase these expenses.

     A majority of the Company’s variable annuity products are issued with a death benefit feature which provides that, upon the death of a contractholder, the contractholder’s beneficiary will receive the greater of (1) the contractholder’s account value, or (2) a guaranteed minimum death benefit that varies by product (the GMDB). The Company bears the risk that death claims following a decline in the equity markets may exceed contractholder account balances, and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. At September 30, 2003, a portion of the GMDB risk on approximately 31% of the account value with such features had been reinsured. Approximately half of this reinsurance will cease at the time the modified coinsurance deposit liability is fully paid down, which is presently estimated to occur in early 2004. A substantial majority of all new contracts sold have reinsurance coverage. However, the Company does not currently have reinsurance coverage on contracts to be sold after 2003. Reinsurance coverage is subject to limitations such as caps and deductibles. GMDB-related contractholder benefits incurred, net of related reinsurance, were $14.7 million (net of reinsurance recoveries of $1.3 million) for the third quarter of 2003 and $30.9 million (net of reinsurance recoveries of $3.0 million) for the third quarter of 2002. GMDB-related contractholder benefits incurred, net of related reinsurance, were $51.2 million (net of reinsurance recoveries of $7.1 million) for the nine months of 2003 and $48.7 million (net of reinsurance recoveries of $5.7 million) for the nine months of 2002. In accordance with Generally Accepted Accounting Principles, the Company expenses such benefits in the period incurred, and therefore does not provide reserves for future benefits. However, effective January 1, 2004, the Company will be required to record a liability for GMDBs (See Note 3 of Notes to Financial Statements).

     EARNINGS ENHANCEMENT BENEFIT (“EEB”): The Company issues certain variable annuity products that offer an optional Earnings Enhancement Benefit (EEB) feature. For contractholders who elect the feature, the EEB provides an additional death benefit amount equal to a fixed percentage of earnings in the contract, subject to certain maximums. The Company bears the risk that account values following favorable performance of the financial markets will result in greater EEB death claims and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. At September 30, 2003, approximately 8% (calculated based on current account value) of in-force contracts include EEB coverage, with 97% of the EEB risk fully reinsured.

     GUARANTEED MINIMUM INCOME BENEFIT (“GMIB”): The Company issues certain variable annuity products that contain or offer a Guaranteed Minimum Income Benefit (GMIB) living benefit feature. This feature provides a minimum annuity payment guarantee for those contractholders who choose to receive fixed lifetime annuity payments after a seven, nine, or ten-year waiting period in their deferred annuity contracts. The Company bears the risk that the performance of the financial markets will not be sufficient for accumulated policyholder account balances to support GMIB benefits and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. For contracts sold prior to September 30, 2003, substantially all of the Company’s products containing the GMIB feature have been reinsured; furthermore, substantially all of the GMIB risk per individual reinsured contract has been transferred to the reinsurer.

     GUARANTEED MINIMUM ACCOUNT VALUE (“GMAV”): In the third quarter of 2002, the Company began issuing certain variable annuity products that offer an optional Guaranteed Minimum Account Value (GMAV) living benefit. If elected by the policyholder at the time of contract issuance, this feature guarantees that the account value under the contract will equal or exceed the amount of the initial principal invested, adjusted for withdrawals, at the end of a ten-year waiting period. The Company bears the risk that protracted under-performance of the financial markets could result in GMAV guarantees being higher than the underlying contractholder account balance and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. As of September 30, 2003, the premiums subject to guarantee totaled approximately $515 million, and the estimated fair values of the GMAV benefit included in the accompanying statement of income and comprehensive income were not material.

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

     INCOME TAXES totaled $4.2 million of tax expense in the third quarter of 2003, $2.5 million of tax benefit in the third quarter of 2002, $7.6 million of tax expense in the nine months of 2003 and $5.2 million of tax expense in the nine months of 2002, representing effective annualized tax rates of 24%, 30%, 14% and 12%, respectively. The increase in the tax rate in the third quarter of 2003 is the result of an adjustment increasing the current estimated annual tax rate due to a change in estimated permanent tax differences. The benefit recorded in the third quarter of 2002 is the result of an adjustment reducing the current estimated annual tax rate as a result of lower than expected relative pretax income without corresponding reductions in permanent tax differences.

CAPITAL RESOURCES AND LIQUIDITY

     SHAREHOLDER’S EQUITY increased to $1.43 billion at September 30, 2003 from $1.32 billion at December 31, 2002. The increase reflected net income of $46.5 million and other comprehensive income of $62.3 million.

     INVESTMENTS AND CASH at September 30, 2003 totaled $7.28 billion, compared to $7.19 billion at December 31, 2002. The Company’s invested assets are managed by its affiliates. The following table summarizes the Company’s portfolio of bonds, notes and redeemable preferred stocks (the “Bond Portfolio”) and other investments and cash at September 30, 2003 and December 31, 2002:

	September 30, 2003		December 31, 2002

	Carrying	Percent of	Carrying	Percent of
	Value	Portfolio	Value	Portfolio

Bond Portfolio:	(In thousands, except for percentages)

U.S. government securities	$19,782	0.3%	$32,820	0.5%
Mortgage-backed securities	1,242,252	17.1	1,547,568	21.5
Other bonds, notes and redeemable preferred stocks	4,452,657	61.1	3,948,181	54.9

Total Bond Portfolio	5,714,691	78.5	5,528,569	76.9

Mortgage loans	747,274	10.2	738,601	10.3
Common stocks	4,410	0.1	2,609	0.0
Cash and short-term investments	303,510	4.2	65,872	0.9
Other	513,943	7.0	858,053	11.9

Total investments and cash	$7,283,828	100.0%	$7,193,704	100.0%

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

     THE BOND PORTFOLIO, which constituted 78% of the Company’s total investment portfolio at September 30, 2003, had an aggregate fair value that was $167.0 million greater than its amortized cost at September 30, 2003, compared with $35.9 million at December 31, 2002. The increase in net unrealized gains on the Bond Portfolio during 2003 principally reflected the impact of impairment writedowns in 2003 as well as the decrease in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at September 30, 2003.

     At September 30, 2003, the Bond Portfolio had an aggregate carrying value (i.e. fair value) of $5.71 billion and an aggregate amortized cost of $5.55 billion. At September 30, 2003, the Bond Portfolio (excluding $1.4 million of redeemable preferred stocks) included $5.45 billion of bonds rated by Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”), Fitch (“Fitch”) or the National Association of Insurance Commissioners (“NAIC”), and $265.3 million of bonds rated by the Company pursuant to statutory rating guidelines established by the NAIC. At September 30, 2003, approximately $5.37 billion of the Bond Portfolio was investment grade, including $1.12 billion of mortgage-backed securities (“MBS”) and U.S. government/agency securities.

     At September 30, 2003, the Bond Portfolio included $346.9 million of bonds that were not rated investment grade. These non-investment-grade bonds accounted for approximately 1.3% of the Company’s total assets and approximately 4.8% of its invested assets. Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. An economic downturn could produce higher than average issuer defaults on the non-investment-grade securities, which could cause the Company’s investment returns and net income to decline. At September 30, 2003, the Company’s non-investment-grade portfolio consisted of 100 issues with no single issuer representing more than 10% of the total non-investment grade portfolio. These non-investment-grade securities are comprised of bonds spanning 11 industries with 21% of these assets concentrated in financial institutions, 18% concentrated in consumer goods, 17% concentrated in communications, 15% concentrated in utilities and 10% concentrated in transportation. No other industry concentration constituted more than 10% of these assets.

     The table on the following page summarizes the Company’s rated bonds by rating classification as of September 30, 2003.

RATED BONDS BY RATING CLASSIFICATION
(Dollars in thousands)

			Issues not rated by S&P/Moody's/
Issues rated by S&P/Moody's/Fitch			Fitch, by NAIC category			Total

								Percent
		Estimated	NAIC		Estimated		Estimated	of total
S&P/Moody's/Fitch	Amortized	fair	category	Amortized	fair	Amortized	fair	invested
Category (1)	cost	value	(2)	Cost	value	cost	value	assets

AAA+ to A- (Aaa to A3) [AAA to A-]	$2,993,707	$3,106,116	1	$597,308	$613,412	$3,591,015	$3,719,528	51.06%
BBB+ to BBB- (Baa1 to Baa3) [BBB+ to BBB-]	1,261,072	1,322,521	2	313,935	324,401	1,575,007	1,646,922	22.61%
BB+ to BB- (Ba1 to Ba3) [BB+ to BB-]	176,359	159,152	3	40,072	40,905	216,431	200,057	2.75%
B+ to B- (B1 to B3) [B+ to B-]	112,471	99,139	4	2,744	2,970	115,215	102,109	1.40%
CCC+ to C (Caa to C) [CCC]	31,184	27,330	5	14,997	15,094	46,181	42,424	0.58%
C1 to D [DD] {D}	—	—	6	2,482	2,274	2,482	2,274	0.03%

TOTAL RATED ISSUES	$4,574,793	$4,714,258		$971,538	$999,056	$5,546,331	$5,713,314

Footnotes appear on the following page.

Footnotes to the table of Rated Bonds by Rating Classification

(1)	S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt’s relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody’s rates debt securities in rating categories range from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt’s relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody’s and Fitch ratings if rated by multiple agencies.

(2)	Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for non-defaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody’s/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $265.3 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

          The valuation of invested assets involves obtaining a fair value for each security. The source for the fair value is generally from market exchanges, with the exception of non-traded securities.

          Another aspect of valuation pertains to impairment. As a matter of policy, the determination that a security has incurred an other-than-temporary decline in value and the amount of any loss recognition requires the judgment of the Company’s management and a continual review of its investments.

          In general, a security is considered a candidate for impairment if it meets any of the following criteria:

•	Trading at a significant discount to par, amortized cost (if lower) or cost for an extended period of time;

•	The occurrence of a discrete credit event resulting in; (i) the issuer defaulting on a material outstanding obligation; or (ii) the issuer seeking protection from creditors under the bankruptcy laws or similar laws intended for the court supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than the par value of their claims; or

•	In the opinion of the Company’s management, it is unlikely the Company will realize a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.

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

          As a result of these policies, the Company recorded pretax impairment writedowns of $35.9 million in the nine months of 2003 and $22.0 million in the nine months of 2002.

          Excluding the impairments noted above, the changes in fair value for the Company’s Bond Portfolio, which constitutes the vast majority of the Company’s investments, were recorded as a component of other comprehensive income in shareholder’s equity as unrealized gains or losses.

          At September 30, 2003, the Company’s Bond Portfolio had gross unrealized gains of $251.1 million and gross unrealized losses of $84.1 million. One issuer accounted for 11% of unrealized losses. No other single issuer accounted for more than 10% of unrealized losses.

          At September 30, 2003, the fair value of the Company’s Bond Portfolio aggregated $5.71 billion. Of this aggregate fair value, approximately 1.4% represented securities trading at or below 75% of amortized cost. The impact of unrealized losses on net income will be further mitigated upon realization by the impact of the realized losses on DAC amortization and income taxes.

          At September 30, 2003, approximately $918.0 million of the Bond Portfolio had gross unrealized losses of $84.1 million. The gross unrealized losses in the Bond Portfolio included the following concentrations:

Gross
Unrealized
Concentration	Losses

(In thousands)
Investment Grade:
Finance companies	$20,562
Non-corporate	14,690
Transportation	5,912
Other	1,564

Not Rated and Below Investment Grade:
Finance companies	15,829
Non-corporate	4,896
Transportation	11,208
Other	9,407

          The amortized cost of the Bond Portfolio in an unrealized loss position at September 30, 2003, by contractual maturity, is shown below:

Amortized
Cost

(In thousands)

Due in one year or less	$7,070
Due after one year through five years	267,968
Due after five years through ten years	443,576
Due after ten years	283,433

Total	$1,002,047

          In the nine months ended September 30, 2003, the pretax realized losses incurred with respect to the sale of fixed securities in the Bond Portfolio were $7.4 million. The aggregate fair value of securities sold was $265.3 million, which was approximately 97% of amortized cost. The average period of time that securities sold at a loss during 2003 were trading continuously at a price below amortized cost was approximately 13 months.

          The aging of the Bond Portfolio in an unrealized loss position at September 30, 2003 is shown below:

	Amortized	Unrealized	Number of
	Cost	Losses	Items

	(In thousands)
Investment Grade:
0-6 months	$190,852	$4,277	19
7-12 months	66,949	1,257	14
>12 months	98,921	3,685	29

Below Investment Grade:
0-6 months	$200,902	$14,423	35
7-12 months	105,544	1,860	13
>12 months	338,879	58,566	59

Total:
0-6 months	$391,754	$18,700	54
7-12 months	172,493	3,117	27
>12 months	437,800	62,251	88

          As stated previously, the valuation for the Company’s Bond Portfolio comes from market exchanges or dealer quotations, with the exception of non-traded securities. The Company considers non-traded securities to mean certain fixed income investments, certain structured securities and limited partnerships. The aggregate carrying value of these securities at September 30, 2003 was approximately $1.32 billion.

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

          Senior secured loans (“Secured Loans”) are included in the Bond Portfolio and aggregated $296.3 million at September 30, 2003. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At September 30, 2003, Secured Loans consisted of $230.2 million of privately traded securities and $66.1 million of publicly traded securities. These Secured Loans are composed of loans to 59 borrowers spanning 20 industries, with 11% of these assets concentrated in food and 10% concentrated in media. No other industry constituted more than 10% of these assets.

          While the trading market for the Company’s privately traded Secured Loans is more limited than for publicly traded issues, management believes that participation in these transactions has enabled the Company to improve its investment yield. As a result of restrictive financial covenants, these Secured Loans involve greater risk of technical default than do publicly traded investment-grade securities. However, management believes that the risk of loss upon default for these Secured Loans is mitigated by such financial covenants and the collateral values underlying the Secured Loans. The Company’s Secured Loans are rated by S&P, Moody’s, Fitch, the NAIC or by the Company, pursuant to comparable statutory rating guidelines established by the NAIC.

          MORTGAGE LOANS aggregated $747.3 million at September 30, 2003 and consisted of 123 commercial first mortgage loans with an average loan balance of approximately $6.1 million, collateralized by properties located in 33 states. The properties collateralizing the portfolios were approximately 35% office, 18% multifamily residential, 15% manufactured housing, 10% industrial, 10% hotels, 5% retail, and 7% other types. At September 30, 2003, approximately 28%, 11% and 10% of this portfolio was secured by properties located in California, New York, and Massachusetts, respectively, and no more than 10% of this portfolio was secured by properties located in any other single state. At September 30, 2003, there were 16 mortgage loans with outstanding balances of $10 million or more, which collectively aggregated approximately 48% of the portfolio. At the time of their origination or purchase by the Company, virtually all mortgage loans had loan-to-value ratios of 75% or less. At September 30, 2003, approximately 24% of the mortgage loan portfolio consisted of loans with balloon payments due before October 1, 2006. During 2003 and 2002, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

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

          POLICY LOANS totaled $202.9 million at September 30, 2003, compared to $215.8 million at December 31, 2002, and primarily represent loans taken against universal life insurance policies.

          SEPARATE ACCOUNT SEED MONEY totaled $23.6 million at September 30, 2003, compared to $25.4 million at December 31, 2002, and consists principally of seed money for mutual funds used as investment vehicles for the Company’s variable annuity separate accounts.

          SECURITIES LENDING COLLATERAL totaled $254.7 million at September 30, 2003, compared to $585.8 million at December 31, 2002, and consisted of cash collateral invested in highly rated short-term securities received in connection with the Company’s securities lending program. Although the cash collateral is currently invested in highly rated short-term securities, the applicable collateral agreements permit the cash collateral to be invested in highly liquid short and long-term investment portfolios. At least 75% of the portfolio’s short-term investments must have external issue ratings of A-1/P-1, one of the highest ratings for short-term credit quality. Long-term investments include corporate notes with maturities of five years or less and a credit rating by at least two nationally recognized statistical rating organizations (NRSRO), with no less than a S&P rating of A or equivalent by any other NRSRO.

          ASSET-LIABILITY MATCHING is utilized by the Company in an effort to minimize the risks of interest rate fluctuations and disintermediation (i.e. the risk of being forced to sell investments during unfavorable market conditions). The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company’s fixed-rate products incorporate surrender charges, market value adjustments or other restrictions in order to encourage persistency. Approximately 78% of the Company’s fixed annuity, universal life and GIC reserves had surrender penalties or other restrictions at September 30, 2003.

          As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration and cash flows of the fixed-rate assets to that of its fixed-rate liabilities. The fixed-rate assets in the Company’s asset-liability modeling included: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; policy loans; and investments in limited partnerships that invest primarily in fixed-rate securities. At September 30, 2003, these assets had an aggregate fair value of $7.28 billion with an option-adjusted duration of 3.9. The Company’s fixed-rate liabilities included fixed annuity, universal life and GIC contracts. At September 30, 2003, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $6.61 billion with an option-adjusted duration of 3.5. The Company’s potential exposure due to a relative 10% decrease in prevailing interest rates from its September 30, 2003 levels is a loss of approximately $15.2 million, representing an increase in fair value of its fixed-rate liabilities that is not offset by an increase in fair value of its fixed-rate assets. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

          The overall interest-credited rate environment has continued to decline in 2003. A significant portion of the Company’s fixed annuity contracts (including the fixed option of variable contracts) has reached or is near the minimum contractual guaranteed rate (generally 3%). Continual declines in interest rates could cause the spread between the yield on the portfolio and the interest rate credited to policyholders to deteriorate.

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

          The Company seeks to enhance its spread income with dollar roll repurchase agreements (“Dollar Roll Repos”). Dollar Roll Repos involve a sale of MBS by the Company and an agreement to repurchase substantially similar MBS at a later date at an agreed upon price. The Company also seeks to provide liquidity by investing in MBSs. MBSs are generally investment-grade securities collateralized by large pools of mortgage loans. MBSs generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

          There are risks associated with some of the techniques the Company uses to provide liquidity, enhance its spread income and match its assets and liabilities. The primary risk associated with the Company’s Dollar Roll Repos and Swap Agreements is counterparty risk. The Company believes, however, that the counterparties to its Dollar Roll Repos and Swap Agreements are financially responsible and that the counterparty risk associated with those transactions is minimal. It is the Company’s policy that these agreements are entered into with counterparties who have a debt rating of A/A2 or better from both S&P and Moody’s. The Company continually monitors its credit exposure with respect to these agreements. In addition to counterparty risk, Swap Agreements also have interest rate risk. However, the Company’s Swap Agreements are intended to hedge variable-rate assets or liabilities. The primary risk associated with MBSs is that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase. As part of its decision to purchase such a security, the Company assesses the risk of prepayment by analyzing the security’s projected performance over an array of interest-rate scenarios. Once such a security is purchased, the Company monitors its actual prepayment experience monthly to reassess the relative attractiveness of the security with the intent to maximize total return.

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

          DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $31.6 million of bonds at September 30, 2003, which constituted approximately 0.4% of total invested assets. At December 31, 2002, defaulted investments totaled $15.6 million ($8.9 million of bonds and $6.7 million of mortgage loans), which constituted approximately 0.2% of total invested assets.

          SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company’s existing portfolio of cash and short-term investments, Dollar Roll Repo capacity on invested assets and, if required, proceeds from invested asset sales. The Company’s liquidity is primarily derived from operating cash flows. At September 30, 2003, approximately $4.80 billion of the Company’s Bond Portfolio had an aggregate unrealized gain of $251.1 million, while approximately $918.0 million of the Bond Portfolio had an aggregate unrealized loss of $84.1 million. In addition, the Company’s investment portfolio currently provides approximately $51.3 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company’s annuity products have been more than sufficient in amount to satisfy the Company’s liquidity needs.

          Management is aware that prevailing market interest rates may shift significantly and has strategies in place to manage either an increase or decrease in prevailing rates. In a rising interest rate environment, the Company’s average cost of funds would increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. Management would seek to place new funds in investments that were matched in duration to, and higher yielding than, the liabilities assumed. The Company believes that liquidity to fund withdrawals would be available through incoming cash flow, the sale of short-term or floating-rate instruments or Dollar Roll Repos on the Company’s substantial MBS segment of the Bond Portfolio, thereby avoiding the sale of fixed-rate assets in an unfavorable bond market.

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

GUARANTEES AND OTHER COMMITMENTS

          The Company has entered into eight agreements in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. In addition, the Company guarantees the payment of these securities upon redemption. The maximum liability under these guarantees at September 30, 2003 is $785.6 million. Related to each of these agreements are participation agreements with the Company’s Parent, under which the Parent will share in $339.4 million of these liabilities in exchange for a proportionate percentage of the fees received under these agreements. The expiration dates of these commitments are as follows: $240.5 million in 2004, $387.1 million in 2005 and $158.0 million in 2006.

RECENTLY ISSUED ACCOUNTING STANDARDS

          In July 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Non-traditional Long-Duration Contracts and for Separate Accounts (“SOP-03-1”). This statement is effective for the Company as of January 1, 2004. Under SOP 03-1, variable annuity assets held in separate accounts will continue to be measured at fair value and reported in summary total on the Company’s financial statements, with an equivalent summary total reported for related liabilities, if the separate account arrangement meets certain specified conditions. Assets underlying the Company’s interest in a separate account (separate account seed money) do not qualify for separate account accounting and reporting. The Company will be required to “look through” the separate account for purposes of accounting for its interest therein, and account for and classify separate account seed money based on its nature as if the assets of the separate account underlying the Company’s interest were held directly by the general account rather than through the separate account structure. The adoption of SOP 03-1 will not have a material impact on the Company’s separate accounts or separate account seed money.

          In addition, SOP 03-1 will require the Company to recognize a liability for guaranteed minimum death benefits, guaranteed minimum income benefits and enhanced earnings benefits and modify certain disclosures and financial statement presentations for these products. The Company continues to evaluate the provisions of SOP 03-1. Management currently expects the one-time cumulative accounting charge upon adoption to approximate $60 million after taxes, to be recorded in the first quarter of 2004, which is not material to the Company’s financial condition or liquidity.

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

          Risk based capital (“RBC”) standards are designed to measure the adequacy of an insurer’s statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer’s RBC is deficient. The RBC formula develops a risk-adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The statutory capital and surplus of the Company exceeded its RBC requirements as of September 30, 2003.

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

CONTROLS & PROCEDURES

     The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and the Principal Financial Officer have reviewed the effectiveness of its disclosure controls and procedures as of September 30, 2003 and have concluded that the disclosure controls and procedures are effective. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

REPORTS FOR FORM 8-K

There were no current reports on Form 8-K filed during the three months ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIG SUNAMERICA LIFE ASSURANCE COMPANY Registrant

Date: November 14, 2003	/s/ N. SCOTT GILLIS N. Scott Gillis Senior Vice President and Director (Principal Financial Officer)

Date: November 14, 2003	/s/ Stewart Polakov Stewart Polakov Senior Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit

(31.1)	Rule 13a-14(a)/15d-14(a) Certifications

(31.2)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Section 1350 Certifications