Form 10-K
period 2003-12-31
AIG SUNAMERICA LIFE ASSURANCE CO
filed 2004-03-30
CIK 6342

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

For the fiscal year ended December 31, 2003

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from to

Commission File No. 33-47472

AIG SUNAMERICA LIFE ASSURANCE COMPANY

Incorporated in Arizona	86-0198983 IRS Employer Identification No.

1 SunAmerica Center, Los Angeles, California Registrant’s telephone number, including area code:	90067-6022 (310) 772-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT: None

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS Yes  [X]  No /   /

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILES PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED BY RULE 12b-2 OF THE SECURITIES EXCHANGE ACT OF 1934. Yes  /   /  No /X/

     AS THE REGISTRANT IS AN INDIRECT WHOLLY OWNED SUBSIDIARY OF AMERICAN INTERNATIONAL GROUP, INC., NONE OF THE REGISTRANT’S COMMON STOCK IS HELD BY NON-AFFILIATES OF THE REGISTRANT.

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT’S COMMON STOCK ON MARCH 26, 2004 WAS AS FOLLOWS:

Common Stock (par value $1,000 per share) 3,511 shares outstanding

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I

ITEM 1. BUSINESS

GENERAL DESCRIPTION

     AIG SunAmerica Life Assurance Company (FKA Anchor National Life Insurance Company), (the “Company”) was incorporated under the laws of the State of Arizona on April 12, 1965. The Company is a direct wholly owned subsidiary of SunAmerica Life Insurance Company (the “Parent”), which is a wholly owned subsidiary of AIG Retirement Services, Inc. (“AIGRS”) (formerly AIG SunAmerica Inc.), a wholly owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company, which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities, financial services and retirement services and asset management.

     The Company changed its name to SunAmerica National Life Insurance Company on October 5, 2001 and further changed its name to AIG SunAmerica Life Assurance Company on January 24, 2002. The Company continued to do business as Anchor National Life Insurance Company until February 28, 2003, after which time it began doing business under its new name.

     The Company maintains its principal executive offices at 1 SunAmerica Center, Los Angeles, California 90067-6022, telephone (310) 772-6000. The Company has no employees; however, employees of AIGRS and other affiliates of the Company perform various services for the Company. AIGRS had approximately 1,800 employees at December 31, 2003, approximately 800 of whom perform services for the Company as well as for certain of its affiliates.

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

     The Company ranks among the largest U.S. issuers of variable annuities. The Company distributes its products and services through an extensive network of independent broker-dealers, full-service securities firms and financial institutions. In prior years, GICs were marketed directly to banks, municipalities, asset management firms and direct plan sponsors and through intermediaries, such as managers or consultants servicing these groups. The Company’s nine affiliated broker-dealers are among the largest networks of independent registered representatives in the nation. Its affiliated broker-dealers accounted for approximately one-fifth of the Company’s total annuity sales in 2003.

     The Company believes that demographic trends have produced strong consumer demand for long-term, investment-oriented products. According to U.S. Census Bureau projections, the number of individuals between the ages of 45 to 64 grew from 48 million to 67 million from 1992 to 2002, making this age group the fastest-growing segment of the U.S. population. Between 1992 and 2002, annual industry premiums from fixed and variable annuities and fund deposits increased from $130.7 billion to $268.4 billion.

     Benefiting from continued strong growth of the retirement services market, industry sales of tax-deferred savings products have represented, for a number of years, a significantly larger source of new premiums for the U.S. life insurance industry than have traditional life insurance products. Recognizing the growth potential of this market, the Company focuses its life operations on the sale of annuities. In recent years, the Company has enhanced its marketing efforts and expanded its offerings of fee-based variable annuities. The Company’s variable annuity business entails no portfolio credit risk and requires significantly less capital support than its fixed-rate business, which generates net investment income.

The Company and its affiliates have made significant investments in technology over the past several years in order to lower operating costs and enhance marketing efforts. Its use of optical disk imaging and artificial intelligence has substantially reduced the more traditional paper-intensive life insurance processing procedures, reducing annuity processing and servicing costs and improving customer service. The Company has also implemented technology to interface with both its affiliated and unaffiliated broker-dealers, which enables the Company to more effectively market its products and help the financial professionals to better serve their clients. There are administrative risks involved in converting business operations to new information technology systems; however, the Company believes these risks are outweighed by the increased efficiencies and lower operating costs the Company realizes from its investments in new technology.

     On January 1, 2002, the Company declared a distribution to the Parent of 100% of the outstanding capital stock of its then wholly owned subsidiary, Saamsun Holdings Corp. (“Saamsun”). Saamsun held the Company’s asset management and broker-dealer operations. This distribution decreased the Company’s shareholder’s equity by $552.4 million. Subsequent to this distribution, the Company’s earnings no longer included the asset management and broker-dealer operations (see Note 7 of Notes to Consolidated Financial Statements). This distribution was approved by the Arizona Department of Insurance.

     Prior to the distribution of Saamsun on January 1, 2002, the Company had three business segments: annuity operations (as discussed above), asset management operations and broker-dealer operations. The asset management operations were conducted by the Company’s former registered investment advisor subsidiary, AIG SunAmerica Asset Management Corp. (“SAAMCO”), and its related distributor, AIG SunAmerica Capital Services, Inc. (“SACS”). SAAMCO and SACS earn fee income by distributing and managing a diversified family of mutual funds, managing certain subaccounts within the Company’s variable annuity products and providing professional management of individual, corporate and pension plan portfolios. The asset management operations also included SA Affordable Housing, LLC (“SAAH LLC”), a direct wholly owned subsidiary of SAAMCO. SAAH LLC was previously a direct wholly owned subsidiary of the Parent, until January 1, 2001 at which time all of SAAH LLC’s ownership interests were contributed to the Company. All of SAAH LLC’s ownership interests were subsequently contributed by the Company to SAAMCO. SAAH LLC was formed as a limited liability company whose primary purpose is the generation of rehabilitation tax credits, low-income housing credits and passive losses. Realized tax credits are recognized by its direct parent, SAAMCO (see Note 7 of Notes to Consolidated Financial Statements). The

broker-dealer operations were conducted by the Company’s former broker-dealer subsidiary, Royal Alliance Associates, Inc. (“Royal Alliance”), which sells proprietary annuities and mutual funds and non-proprietary investment products. Royal Alliance earns income from commissions on sales of these products, net of the portion that is passed on to the registered representatives.

     The following table shows the Company’s investment income, net realized investment losses and fee income for the year ended December 31, 2003 by primary product line or service:

NET INVESTMENT AND FEE INCOME

	Amount	Percent	Primary Product or Service
	(In thousands)
Fee income:
Variable annuity policy fees, net of reinsurance	$290,132	40.2%	Variable annuities
Universal life insurance fees, net of reinsurance	35,816	5.0	Fixed-rate universal life products
Surrender charges	27,733	3.8	Fixed and variable annuities

Total fee income	353,681	49.0
Investment income	398,304	55.2	Fixed-rate products and fixed options of variable annuities
Net realized investment losses	(30,354)	(4.2)	Fixed-rate products and fixed options of variable annuities

Total	$721,631	100.0%

ANNUITY OPERATIONS — SEPARATE ACCOUNT

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

     The Company’s flagship Polaris and Seasons variable annuity products are multimanager variable annuities that offer investors a choice of several variable funds and up to 5 fixed account options and 2 dollar cost averaging fixed account options for different time periods. Seasons sales have increased significantly in recent years due to enhanced distribution efforts and growing consumer demand for flexible retirement savings products that offer a variety of equity, fixed-income and guaranteed fixed account investment choices.

     In addition to distributing its variable annuity products through its nine affiliated broker-dealers, the Company distributes its products through a vast network of independent broker-dealers, full-service securities firms and financial institutions. In total, more than 82,000 independent sales representatives nationally are appointed to sell the Company’s annuity products.

     At December 31, 2003, total variable product liabilities were $22.90 billion, of which $19.18 billion were held in separate accounts and $3.72 billion were the liabilities of the fixed-rate account options, which are held in the general account. The Company’s variable annuity products incorporate surrender charges to encourage persistency. At December 31, 2003, 75% of the Company’s variable annuity liabilities held in separate accounts were subject to surrender penalties or other restrictions. The Company’s variable annuity products also generally limit the number of transfers made in a specified period between account options without the assessment of a fee. The average size of a new variable annuity contract sold by the Company in 2003 was approximately $70,000.

ANNUITY OPERATIONS – GENERAL ACCOUNT

     The Company’s general account obligations are fixed-rate products, principally fixed-rate options of its variable annuity contracts, but also including fixed annuities, GICs and universal life contracts issued in prior years. Such fixed-rate account options on its variable annuity contracts provide interest rate guarantees of one, three, five, seven or ten years. Although the Company’s annuity contracts remain in force an average of seven to ten years, a majority (approximately 81% at December 31, 2003) of the annuity contracts, as well as the universal life contracts, reprice annually at discretionary rates determined by the Company subject to 3% or 4% minimum rate guarantees, depending on the contract. In repricing, the Company takes into account yield characteristics of its investment portfolio, surrender assumptions and competitive industry pricing, among other factors. The Company’s small block of fixed annuities is serviced by an affiliate of the Company. The Company’s universal life products are serviced by a third party administrator whose activities are closely monitored by the Company.

     The Company in prior years augmented its retail annuity business with the sale of institutional products. At December 31, 2003, the Company had $213.5 million of fixed-maturity, variable-rate GIC obligations that reprice periodically based upon certain defined indices and $4.5 million of fixed-maturity, fixed-rate GICs.

     The Company has had the ability, limited by minimum interest rate guarantees, to respond to the generally declining interest rate environment in the last five years by lowering crediting rates in response to lower investment returns. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the calculation of investment yield used by the Company. The trends experienced during the three years ended December 31, 2003 in the Company’s average yield on its portfolio of bonds, notes, and redeemable preferred stocks (the “Bond Portfolio”) and rate of interest credited on average interest-bearing liabilities, compared to the market trend in long-term interest rates as illustrated by the average ten-year U.S. Treasury bond rate, are presented in the following table:

	2003	2002	2001
10-year U.S. Treasury bond rate:	4.01%	4.61%	5.02%
AIG SunAmerica Life Assurance Company:
Average yield on Bond Portfolio	5.75	6.23	6.82
Rate paid on average interest- bearing liabilities	3.71	3.93	4.58

     The Company designs its fixed-rate products and conducts its investment operations in order to closely match the duration and cash flows of the assets in its investment portfolio to its fixed-rate obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company’s fixed annuity and universal life products incorporate surrender charges and its GIC products incorporate other restrictions in order to encourage persistency. Approximately 79% of the Company’s fixed annuity, universal life and GIC reserves had surrender penalties or other restrictions at December 31, 2003.

     The Company believes a portfolio principally composed of fixed-rate investments that generate predictable rates of return should back its fixed-rate liabilities. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates and general economic conditions. The majority of the Company’s invested assets are managed by a subsidiary of AIG. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.

     For more information concerning the Company’s investments, including the risks inherent in such investments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity.”

REGULATION

     The Company, in common with other insurers, is subject to regulation and supervision by the states and jurisdictions in which it does business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relate primarily to approval of policy forms and rates, the standards of solvency that must be met and maintained, including risk based capital measurements, the licensing of insurers and their agents, the nature of and limitations on investments, restrictions on the size of risks which may be insured under a single policy, deposits of securities for the benefit of policyholders, methods of accounting, periodic examinations of the affairs of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of policyholders rather than security holders.

     Risk based capital (“RBC”) standards are designed to measure the adequacy of an insurer’s statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer’s RBC is deficient. The RBC formula develops a risk-adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The statutory capital and surplus of the Company exceeded its RBC requirements as of December 31, 2003.

     The federal government does not directly regulate the business of insurance, however, the Company and its products are governed by federal agencies, including the Securities and Exchange Commission and the Internal Revenue Service. Federal legislation and administrative policies in several areas, including financial services regulation, pension regulation and federal taxation, can significantly and adversely affect the insurance industry. The federal government has from time to time considered legislation relating to the deferral of taxation on the accretion of value within certain annuities and life insurance products, changes in ERISA regulations, the alteration of the federal income tax structure and the availability of Section 401(k) and individual retirement accounts. Although the ultimate effect of any such changes, if implemented, is uncertain, both the persistency of our existing products and our ability to sell products may be materially impacted in the future.

     Recently there has been a significant increase in federal and state regulatory activity relating to financial services companies, particularly mutual fund companies and life insurers issuing variable annuity products. These inquiries have focused on a number of issues including after-hours trading, short-term trading (sometimes referred to as market timing), revenue sharing arrangements and greater transparency regarding compensation arrangements. There are several rule proposals pending at the SEC and on a federal level which, if passed, could have an impact on the business of the Company.

COMPETITION

     The businesses conducted by the Company are highly competitive. The Company competes with other life insurers, and also competes for customers’ funds with a variety of investment products offered by financial services companies other than life insurance companies, such as banks, investment advisors, mutual fund companies and other financial institutions. In 2002, net annuity premiums written among the top 100 companies ranged from approximately $73 million to approximately $21 billion annually. The Company together with its affiliates is the largest of this group. The Company believes the primary competitive factors among life insurance companies for investment-oriented insurance products, such as annuities and GICs, include product flexibility, net return after fees, innovation in product design, the insurer financial strength rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a contract is issued. Other factors affecting the annuity business include the benefits (including before-tax and after-tax investment returns) and guarantees provided to the customer and the commissions paid.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted during the quarter ending December 31, 2003 to a vote of security-holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data of the Company for 2003 and 2002 and the consolidated financial data of the Company and its subsidiaries for 2001 and prior periods should be read in conjunction with the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included elsewhere herein.

	Years ended December 31,
	2003	2002	2001	2000	1999
	(In thousands)
RESULTS OF OPERATIONS
REVENUES:
Fee income, net of reinsurance	$353,681	$367,574	$535,921	$603,915	$509,239
Investment income	398,304	377,556	374,268	399,355	516,001
Net realized investment losses	(30,354)	(65,811)	(92,711)	(15,177)	(19,620)

Total revenues	721,631	679,319	817,478	988,093	1,005,620

BENEFITS AND EXPENSES:
Interest expense	237,585	234,261	244,974	264,853	357,737
General and administrative expenses	83,013	79,287	136,942	164,215	143,556
Amortization of deferred acquisition costs	156,906	187,860	220,316	158,007	116,840
Annual commissions	55,661	58,389	58,278	56,473	40,760
Claims on UL contracts, net of reinsurance recoveries	17,766	15,716	17,566	19,914	58,618
Guaranteed minimum death benefits, net of reinsurance recoveries	63,268	67,492	17,839	614	386

Total benefits and expenses	614,199	643,005	695,915	664,076	717,897

Pretax income before cumulative effect of accounting change	107,432	36,314	121,563	324,017	287,723
Income tax expense	(21,760)	(2,063)	(20,852)	(108,445)	(103,025)

Income before cumulative effect of accounting change	85,672	34,251	100,711	215,572	184,698

Cumulative effect of accounting change, net of tax	—	—	(10,342)	—	—

NET INCOME	$85,672	$34,251	$90,369	$215,572	$184,698

     In 2001, the Company adopted EITF 99-20 and FAS 133, the effect of which was recorded as a cumulative effect of accounting change (See Note 2 of Notes to Consolidated Financial Statements).

     On January 1, 2002, the Company distributed 100% of the outstanding capital stock of its consolidated subsidiary, Saamsun Holdings Corp., to its Parent, SunAmerica Life Insurance Company (the “Parent”) (See Note 7 of Notes to Consolidated Financial Statements). Saamsun Holdings Corp. comprised two of the Company’s business segments. The Company also entered into a profit sharing agreement with an affiliate of the Company whereby the affiliate contributes to the Company its profits earned through the Company’s variable annuity contracts. The results of operations of the Company for 2003 and 2002 are affected by both the distribution of Saamsun Holdings Corp. and the profit sharing agreement.

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
FINANCIAL POSITION

Investments and cash	$7,073,372	$7,193,704	$6,751,326	$5,262,734	$5,554,701
Variable annuity assets held in separate accounts	19,178,796	14,758,642	18,526,413	20,393,820	19,949,145
Deferred acquisition costs	1,424,317	1,364,748	1,419,498	1,286,456	1,089,979
Deferred income taxes	—	—	—	—	53,445
Other assets	105,366	221,738	242,868	246,468	227,224

TOTAL ASSETS	$27,781,851	$23,538,832	$26,940,105	$27,189,478	$26,874,494

Reserves for fixed annuity contracts	$4,274,329	$4,285,098	$3,498,917	$2,778,229	$3,254,895
Reserves for universal life insurance contracts	1,609,233	1,676,073	1,738,493	1,832,667	1,978,332
Reserves for guaranteed investment contracts	218,032	359,561	483,861	610,672	305,570
Variable annuity liabilities related to separate accounts	19,178,796	14,758,642	18,526,413	20,393,820	19,949,145
Other payables and accrued liabilities	756,645	785,947	828,641	304,324	413,610
Subordinated notes payable to affiliates	—	—	58,814	55,119	37,816
Deferred income taxes	281,399	351,872	210,970	85,978	—
Shareholder’s equity	1,463,417	1,321,639	1,593,996	1,128,669	935,126

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$27,781,851	$23,538,832	$26,940,105	$27,189,478	$26,874,494

     The financial position of the Company as of December 31, 2003 and December 31, 2002 reflects the impact of the distribution of its consolidated subsidiary, Saamsun Holdings Corp., to the Parent on January 1, 2002 (See Note 7 of the Notes to Consolidated Financial Statements).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s discussion and analysis of financial condition and results of operations of AIG SunAmerica Life Assurance Company (FKA Anchor National Life Insurance Company) (the “Company”) for the three years ended December 31, 2003 (“2003”), 2002 (“2002”) and 2001 (“2001”) follows. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

     VALUATION OF CERTAIN FINANCIAL INSTRUMENTS: Gross unrealized losses on debt and equity securities available for sale amounted to $60.1 million at December 31, 2003 and $170.7 million at December 31, 2002. In determining if and when a decline in fair value below amortized cost is other-than-temporary, the Company evaluates at each reporting period the market conditions, offering prices, trends of earnings, price multiples, and other key measures for our investments in debt and marketable equity securities. In particular, for debt securities, the Company assesses the probability that all amounts due are collectible according to the contractual terms of the obligation. When such a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline (See also discussion within “Capital Resources and Liquidity” herein).

     Securities in the Company’s portfolio with a carrying value of approximately $1.24 billion at December 31, 2003 do not have readily determinable market prices. For these securities, the Company estimates the fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, the Company uses its most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale. The Company’s ability to liquidate its positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral, if any, and other factors may not reflect those of an active market.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS: The Company amortizes deferred acquisition costs (“DAC”) based on a percentage of expected gross profits (“EGPs”) over the life of the underlying policies. EGPs are computed based on assumptions related to the underlying policies written, including their anticipated duration, the growth rate of the separate account assets (with respect to variable annuities) or general account assets (with respect to fixed annuities, fixed options of variable annuities and universal life contracts) supporting the annuity obligations, costs of providing for policy guarantees and the level of expenses necessary to maintain the policies. The Company adjusts DAC amortization (a “DAC unlocking”) when estimates of current or future gross profits to be realized from its annuity policies are revised. Approximately 95% of the Company’s DAC balance at December 31, 2003 related to variable annuity products and 5% related to fixed annuity and universal life products.

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

     The assumption the Company uses for the long-term annual net growth of the separate account assets in the determination of DAC amortization with respect to its variable annuity policies is 10% (the “long-term growth rate assumption”). The Company uses a “reversion to the mean” methodology that allows it to maintain this 10% long-term growth rate assumption, while also giving consideration to the effect of short-term swings in the equity markets. For example, if performance was 15% during the first year following the introduction of a product, the DAC model would assume that market returns for the following five years (the “short-term growth rate assumption”) would be approximately 9%, resulting in an average annual growth rate of 10% during the life of the product. Similarly, following periods of below 10% performance, the model will assume a short-term growth rate higher than 10%. A DAC unlocking will occur if management deems the short-term growth rate assumption (i.e., the growth rate required to revert to the mean 10% growth rate over a five-year period) to be unreasonable. The use of a reversion to the mean assumption is common within the industry; however, the parameters used in the methodology are subject to judgment and vary within the industry.

BUSINESS SEGMENTS

     On January 1, 2002, the Company declared a distribution to its parent, SunAmerica Life Insurance Company (the “Parent”), of 100% of the outstanding capital stock of its then wholly owned subsidiary, Saamsun Holdings Corp. (“Saamsun”). Saamsun was comprised of the Company’s asset management and broker-dealer segments. This distribution decreased the Company’s shareholder’s equity by approximately $552.4 million (see Note 7 of Notes to Consolidated Financial Statements). Effective January 1, 2002, the Company’s earnings no longer include the asset management and broker-dealer operations. This distribution was approved by the Arizona Department of Insurance.

     Effective January 1, 2002, the Company has one business segment, annuity operations, which consists of the sale and administration of deposit-type insurance contracts, principally variable annuities, but also including smaller closed blocks of fixed annuities, universal life insurance contracts and guaranteed investment contracts (“GICs”). However, the Company focuses primarily on the marketing of variable annuity products and the administration of a closed block of universal life business. The variable annuity products offer investors a broad spectrum of fund alternatives, a choice of investment managers and guaranteed fixed-rate account options. The Company earns fee income on investments in the variable account options and investment income on the fixed-rate account options.

     Prior to the distribution of Saamsun as discussed above, the Company had three business segments: annuity operations (as discussed above), asset management operations and broker-dealer operations (see Note 10 of Notes to Consolidated Financial Statements). The asset management operations were conducted by the Company’s former registered investment advisor subsidiary, AIG SunAmerica Asset Management Corp. (“SAAMCO”), and its related distributor, AIG SunAmerica Capital Services, Inc. (“SACS”). SAAMCO and SACS earn fee income by distributing and managing a diversified family of mutual funds, managing certain subaccounts within the Company’s variable annuity products and providing professional management of individual, corporate and pension plan portfolios. The asset management operations also included SA Affordable Housing, LLC (“SAAH LLC”). SAAH LLC was previously a direct wholly owned subsidiary of the Parent, until January 1, 2001, at which time all of SAAH LLC’s ownership interests were contributed to the Company. All of SAAH LLC’s ownership interests were subsequently contributed by the Company to SAAMCO. SAAH LLC was formed as a limited liability company whose primary purpose is the generation of rehabilitation tax credits, low-income housing credits and passive losses. Realized tax credits are recognized by its direct parent, SAAMCO. The broker-dealer operations were conducted by the Company’s former broker-dealer subsidiary, Royal Alliance Associates, Inc. (“Royal Alliance”), which sells proprietary annuities and mutual funds and non-proprietary investment products. Royal Alliance earns income from commissions on sales of these products, net of the portion that is passed on to the registered representatives.

     On June 10, 2002, the Company entered into a profit sharing agreement with SAAMCO whereby SAAMCO contributes to the Company on a quarterly basis its profits earned in connection with its role as investment advisor and/or business manager to several open-end investment management companies registered under the Investment Company Act of 1940, as amended, that fund the variable investment options available to investors through the Company’s variable annuity contracts (the “SAAMCO Agreement”). The SAAMCO Agreement was retroactive to January 1, 2002. Amounts paid to or accrued by the Company under this agreement totaled $60.5 million in 2003 and $62.6 million in 2002.

RESULTS OF OPERATIONS

     NET INCOME totaled $85.7 million in 2003, compared to $34.3 million in 2002 and $90.4 million in 2001. The operating results of 2001 include those of the asset management and broker-dealer operations. Assuming the Saamsun distribution had occurred on January 1, 2001, the beginning of the prior periods discussed herein, net income would have been $99.9 million for 2001.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX reflected the adoption of EITF 99-20 in 2001. The Company recorded a loss of $10.3 million, net of tax, which is recognized in the consolidated statement of income and comprehensive income as a cumulative effect of accounting change for the year ended December 31, 2001 (see Note 2 of Notes to Consolidated Financial Statements).

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $107.4 million in 2003, compared to $36.3 million in 2002 and $121.6 million in 2001. Assuming the Saamsun distribution had occurred on January 1, 2001, the beginning of the prior periods discussed herein, pretax income before cumulative effect of accounting change would have been $142.8 million for 2001. The increase in 2003 compared to 2002 was primarily due to a reduction in net realized investment losses. The decline in 2002 results compared to 2001 primarily resulted from lower fee income and increased guaranteed minimum death benefits on variable annuities, partially offset by increased net investment income.

     INCOME TAX EXPENSE totaled $21.8 million in 2003, $2.1 million in 2002 and $20.9 million in 2001, representing effective tax rates of 20%, 6% and 17% in 2003, 2002 and 2001, respectively. The unusually low effective tax rate for 2002 is due primarily to the lower relative pretax income without corresponding reductions in permanent tax differences. Assuming that the Saamsun distribution had occurred on January 1, 2001, the beginning of the prior year period discussed herein, income tax expense would have been $32.6 million for 2001, representing an effective tax rate of 23%. The lower tax rate in 2001 is due to tax credits generated by SAAH LLC, a wholly-owned subsidiary of SAAMCO which reduced the effective tax rate by approximately 13% (see Note 7 of Notes to Consolidated Financial Statements).

     As discussed above and in Note 10 of Notes to Consolidated Financial Statements, effective January 1, 2002, the Company has one business segment, annuity operations.

ANNUITY OPERATIONS

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $107.4 million in 2003, compared with $36.3 million in 2002 and $142.8 million in 2001. The increase in 2003 compared to 2002 was primarily due to lower net realized investment losses and improved net investment income as customers allocated more dollars to the fixed-rate portion of variable annuity contracts. The decline in 2002 results compared to 2001 primarily resulted from increased guaranteed minimum death benefits on variable annuities, increased amortization of deferred acquisition costs, lower fee income, increased general and administrative expenses and increased net realized investment losses partially offset by higher net investment income.

     NET INVESTMENT SPREAD, a non-GAAP measure, which represents investment income earned on invested assets less interest credited to fixed annuity contracts, universal life insurance contracts and guaranteed investment contracts is a key measurement used by the Company in evaluating the profitability of its business. Accordingly, the Company presents an analysis of net investment spread because the Company has determined this measure to be useful and meaningful.

     In evaluating its investment yield and net investment spread, the Company calculates average invested assets using the amortized cost of bonds, notes and redeemable preferred stocks. This basis does not include unrealized gains and losses, which are reflected in the carrying value (i.e., fair value) of those investment pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. In the calculation of average invested assets, the Company excludes cash collateral received from the securities lending program, which is offset by a securities lending payable in the same amount. As discussed in Note 2 of the accompanying consolidated financial statements, the Company participates in a securities lending program with an affiliated agent, pursuant to which it lends its securities and primarily takes cash as collateral with respect to the securities lent. Participation in securities lending agreements provides additional net investment income for the Company, resulting from investment income earned on the collateral, less interest paid on the securities lending agreements and the related management fees paid to administer the program.

     An analysis of net investment spread and a reconciliation to net income is presented in the following table:

	Years ended December 31,
	2003	2002	2001
	(In Thousands)
Investment income	$398,304	$377,556	$358,710
Interest credited to fixed annuity contracts	(153,636)	(142,973)	(133,647)
Interest credited to universal life insurance contracts	(76,415)	(80,021)	(81,773)
Interest credited to guaranteed investment contracts	(7,534)	(11,267)	(25,079)

Net investment spread	160,719	143,295	118,211
Net realized investment losses	(30,354)	(65,811)	(59,784)
Fee income, net of reinsurance	353,681	367,574	402,396
General and administrative expenses, net of deferrals	(83,013)	(79,287)	(80,026)
Amortization of DAC	(156,906)	(187,860)	(144,273)
Annual commissions	(55,661)	(58,389)	(58,278)
Claims on UL contracts, net of reinsurance recoveries	(17,766)	(15,716)	(17,566)
Guaranteed minimum death benefits, net of reinsurance recoveries	(63,268)	(67,492)	(17,839)
Income tax expense	(21,760)	(2,063)	(32,639)
Cumulative effect of accounting change, net of tax	—	—	(10,342)

Net income	$85,672	$34,251	$99,860

     Net investment spread totaled $160.7 million in 2003, $143.3 million in 2002 and $118.2 million in 2001. These amounts equal 2.41% on average invested assets (computed on a daily basis) of $6.66 billion in 2003, 2.35% on average invested assets of $6.09 billion in 2002 and 2.20% on average invested assets of $5.38 billion in 2001. The increase in net investment spread in 2003 from 2002 resulted from substantial growth in average invested assets and effective management of interest crediting rates to offset lower yields available on invested assets. The components of net investment spread were as follows:

	Years ended December 31,
	2003	2002	2001
	(In Thousands)
Net investment spread	$160,719	$143,295	$118,211

Average invested assets	6,656,360	6,086,517	5,377,261

Average interest-bearing liabilities	(6,407,102)	(5,962,521)	(5,344,982)

Yield on average invested assets	5.98%	6.20%	6.67%
Rate paid on average interest bearing liabilities	3.71	3.93	4.50

Difference between yield and interest rate paid	2.27%	2.27%	2.17%

Net investment spread as a percentage of average invested assets	2.41%	2.35%	2.20%

     The growth in average invested assets principally resulted from sales of the fixed account options of the Company’s variable annuity products (“Fixed Annuities Deposits”), and renewal deposits on its universal life product (“UL Deposits”), partially offset by net exchanges from fixed accounts into the separate accounts of variable annuity contracts. Sales of fixed annuities and universal life product totaled $1.58 billion in 2003, $1.78 billion in 2002 and $2.33 billion in 2001, and are largely deposits for the fixed accounts of variable annuities. These deposits represent 27%, 34%, and 51%, respectively, of the related reserve balances at the beginning of the respective periods. Fixed Annuity Deposits were higher by approximately $550 million in 2001 due to low margin Anchor Advisor sales allocated to one-year fixed accounts in 2001. The one-year fixed account was discontinued from the product line in September 2001.

     Net investment spreads include the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. Average invested assets exceeded average interest-bearing liabilities by $249.3 million in 2003, compared with $124.0 million in 2002 and $32.3 million in 2001. The increase in 2003 principally reflects the impact of a $200.0 million capital contribution from the Parent in the third quarter of 2002. The increase in 2002 principally reflects $120.5 million of net income tax refunds received from the Parent in the fourth quarter of 2001. The difference between the Company’s yield on average invested assets and the rate paid on average interest-bearing liabilities was 2.27% in 2003, 2.27% in 2002 and 2.17% in 2001.

     Investment income (and the related yields on average invested assets) totaled $398.3 million (5.98%), compared with $377.6 million (6.20%) in 2002 and $358.7 million (6.67%) in 2001. The decrease in the investment yield in 2003 and 2002 primarily reflect a lower prevailing interest rate environment. Expenses incurred to manage the investment portfolio amounted to $2.3 million in 2003, $2.4 million in 2002 and $5.0 million in 2001. These expenses are included as a reduction of investment income in the consolidated statement of income and comprehensive income.

     Interest expense totaled $237.6 million in 2003, $234.3 million in 2002 and $240.5 million in 2001. The average rate paid on all interest-bearing liabilities was 3.71% in 2003, compared with 3.93% in 2002 and 4.50% in 2001. Interest-bearing liabilities averaged $6.41 billion during 2003, $5.96 billion during 2002 and $5.34 billion during 2001. The decline in the overall rates paid in 2003 compared to 2002 and 2001 resulted primarily from the impact of a declining interest rate environment.

     NET REALIZED INVESTMENT LOSSES totaled $30.4 million in 2003, $65.8 million in 2002 and $59.8 million in 2001 and include impairment writedowns of $54.1 million, $57.3 million and $68.0 million, respectively. Thus, net realized gains from sales and redemptions of investments totaled $23.7 million in 2003, compared with net realized losses of $8.5 million in 2002 and net realized gains of $8.2 million in 2001.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $2.21 billion in 2003, $1.60 billion in 2002 and $1.77 billion in 2001. Sales of investments result from the active management of the Company’s investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.36%, 0.14% and 0.15% of average invested assets for 2003, 2002 and 2001, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company’s active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns include $54.1 million, $57.3 million and $68.0 million of provisions principally applied to bonds in 2003, 2002 and 2001, respectively. Impairment writedowns represent 0.81%, 0.96% and 1.27% of average invested assets for 2003, 2002 and 2001, respectively. For the five years ended December 31, 2003, impairment writedowns as a percentage of average invested assets have ranged from 0.08% to 1.27% and have averaged 0.67%. Such writedowns are based upon estimates of the fair value of invested assets and recorded when declines in value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events. The Company recorded $15.9 million ($10.3 million, net of tax) of additional impairments in 2001 pursuant to the implementation of EITF 99-20. This adjustment was recorded as a cumulative effect of accounting change in the accompanying consolidated statement of income and comprehensive income for 2001.

     VARIABLE ANNUITY FEES, NET OF REINSURANCE are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $290.1 million in 2003, $295.5 million in 2002 and $337.4 million in 2001 and are net of reinsurance premiums of $30.8 million, $22.5 million and $13.2 million, respectively. The 2003 and 2002 amounts include $60.5 million and $62.6 million attributable to the SAAMCO Agreement, respectively. In consolidation, comparable fees totaling $63.2 million in 2001 were included in the annuity operations segment. The decreased fees in 2003 as compared to 2002 reflect increased reinsurance premiums. The decreased fees in 2002 as compared to 2001 primarily reflect the unfavorable equity market conditions in 2002 and the early part of 2003, and the resulting unfavorable impact on market values of the assets in the separate accounts. Variable annuity fees represent 1.8% of average variable annuity assets in all periods presented. Variable annuity assets averaged $16.32 billion, $16.46 billion and $18.87 billion during the respective periods. Variable annuity deposits, which exclude deposits allocated to the fixed accounts of variable annuity products, totaled $1.73 billion in 2003, $1.18 billion in 2002 and $1.41 billion in 2001. These amounts represent 12%, 6% and 7% of separate account liabilities at the beginning of the respective periods. The increase in variable annuity deposits in 2003 reflected increased demand for the variable annuity products due to the improved equity market conditions in the latter part of 2003. The decrease in variable annuity deposits in 2002 reflected lower demand for the variable account options of the Company’s variable annuity products due to the unfavorable equity market conditions discussed above. Transfers from the fixed accounts of the Company’s variable annuity products to the separate accounts are not classified as variable annuity deposits. Accordingly, changes in variable annuity deposits are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company’s variable annuity products.

     Sales of variable annuity products (which include deposits allocated to the fixed accounts) (“Variable Annuity Product Sales”) amounted to $3.27 billion, $2.92 billion and $3.69 billion in 2003, 2002 and 2001, respectively. Such sales primarily reflect those of the Company’s Polaris, Seasons and WM Diversified Strategies family of variable annuity products. The Company’s variable annuity products are multi-manager variable annuities that offer investors a choice of several variable funds as well as a number of guaranteed fixed-rate funds. Investors can select from a choice of several variable funds and up to 7 guaranteed fixed-rate funds depending on the product. The increase in Variable Annuity Product Sales reflect improving market conditions in 2003. Sales were higher by approximately $550 million in 2001 due to low margin Anchor Advisor sales allocated to one year fixed accounts in the third quarter of 2001 before the one year fixed account was discontinued from the product line at the end of September 2001.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of annuities (See “Regulation” in Item 1).

     UNIVERSAL LIFE INSURANCE POLICY FEES, NET OF REINSURANCE amounted to $35.8 million in 2003, $36.3 million in 2002 and $36.5 million in 2001 and are net of reinsurance premiums of $33.7 million, $34.1 million and $34.0 million, respectively. Universal life insurance policy fees consist of mortality charges, up-front fees earned on deposits received and administrative fees, net of reinsurance premiums. The administrative fees are assessed based on the number of policies in force as of the end of each month. The Company acquired its universal life contracts as part of the acquisition of business from MBL Life Assurance Corporation on December 31, 1998 and does not actively market such contracts. Such fees represent 2.23%, 2.17% and 2.08% of average reserves for universal life insurance contracts in the respective periods.

     SURRENDER CHARGES on variable annuity and universal life contracts totaled $27.7 million in 2003, $32.5 million in 2002 and $24.9 million in 2001. Surrender charge periods range from zero to nine years from the date a deposit is received. Surrender charges generally are assessed on withdrawals at declining rates during the first seven or nine years following receipt of the deposit.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $83.0 million in 2003, $79.3 million in 2002 and $80.0 million in 2001. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $156.9 million in 2003, compared with $187.9 million in 2002 and $144.3 million in 2001. At December 31, 2003, DAC amortization was adjusted for a DAC unlocking that resulted in a reduction of $18.0 million. The increase in amortization in 2002 was primarily related to lower estimates of future gross profits on variable annuity contracts compared to the prior years in light of the downturn in the equity markets in 2002, and additional variable annuity product sales over the last twelve months and the subsequent amortization of related deferred commissions and other direct selling costs.

     ANNUAL COMMISSIONS totaled $55.7 million in 2003, compared with $58.4 million in 2002 and $58.3 million in 2001. Annual commissions represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company’s variable annuity contracts. Substantially all of the Company’s currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. The vast majority of the Company’s average balances of its variable annuity products are currently subject to such annual commissions.

     CLAIMS ON UNIVERSAL LIFE CONTRACTS, NET OF REINSURANCE RECOVERIES totaled $17.8 million in 2003, compared to $15.7 million in 2002 and $17.6 million in 2001 (net of reinsurance recoveries of $34.0 million in 2003, $29.2 million in 2002 and $31.6 million and 2001). The change in such claims resulted principally from changes in the mortality experience.

     GUARANTEED MINIMUM DEATH BENEFITS, NET OF REINSURANCE RECOVERIES (“Net GMDB”) on variable annuity contracts totaled $63.3 million in 2003, compared with $67.5 million in 2002 and $17.8 million in 2001 (net of reinsurance recoveries of $8.0 million in 2003, $8.4 million in 2002 and $3.8 million in 2001). Net GMDB consists primarily of guaranteed minimum death benefits as well as immaterial amounts of earnings enhancement benefits, guaranteed minimum income benefits and guaranteed minimum account value benefits. These guarantees are described in more detail in the following paragraphs. The decrease in Net GMDB in 2003 reflects the upturn in the equity markets in 2003. The increase in Net GMDB related to the Company’s variable annuity separate account contracts in 2002 reflects the downturn in the equity markets in 2002. Future downturns in the equity markets could increase these expenses.

     A majority of the Company’s variable annuity products are issued with a death benefit feature which provides that, upon the death of a contractholder, the contractholder’s beneficiary will receive the greater of (1) the contractholder’s account value, or (2) a guaranteed minimum death benefit that varies by product (the GMDB). The Company bears the risk that death claims following a decline in the equity markets may exceed contractholder account balances, and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. At December 31, 2003, a portion of the GMDB risk on approximately 33% of the account value with such features had been reinsured. Approximately half of this reinsurance will cease at March 31, 2004. In 2003, a substantial majority of contracts sold have reinsurance coverage. However, the Company does not currently have reinsurance coverage on the majority of the contracts to be sold after December 2004. Reinsurance coverage is subject to limitations such as caps and deductibles. In accordance with Generally Accepted Accounting Principles, the Company expenses such benefits in the period incurred, and therefore does not provide reserves for future benefits. However, effective January 1, 2004, the Company will be required to record a liability for GMDBs (See Note 2 of Notes to Consolidated Financial Statements).

     EARNINGS ENHANCEMENT BENEFIT (“EEB”): The Company issues certain variable annuity products that offer an optional EEB feature. For contract-holders who elect the feature, the EEB provides an additional death benefit amount equal to a fixed percentage of earnings in the contract, subject to certain maximums. The Company bears the risk that account values following favorable performance of the financial markets will result in greater EEB death claims and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. At December 31, 2003, approximately 8% (calculated based on current account value) of in-force contracts include EEB coverage, with 95% of the EEB risk fully reinsured.

     GUARANTEED MINIMUM INCOME BENEFIT (“GMIB”): The Company issues certain variable annuity products that contain or offer a GMIB living benefit feature. This feature provides a minimum annuity payment guarantee for those contract-holders who choose to receive fixed lifetime annuity payments after a seven, nine, or ten-year waiting period in their deferred annuity contracts. The Company bears the risk that the performance of the financial markets will not be sufficient for accumulated policyholder account balances to support GMIB benefits and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. Substantially all of the Company’s products containing the GMIB feature have been reinsured; furthermore, substantially all of the GMIB risk per individual reinsured contract has been transferred to the reinsurer. However, the Company does not have reinsurance coverage on contracts to be sold after July 2004.

     GUARANTEED MINIMUM ACCOUNT VALUE (“GMAV”): In the third quarter of 2002, the Company began issuing certain variable annuity products which offer an optional GMAV living benefit. If elected by the policyholder at the time of contract issuance, this feature guarantees that the account value under the contract will equal or exceed the amount of the initial principal invested, adjusted for withdrawals, at the end of a ten-year waiting period. The Company bears the risk that protracted under-performance of the financial markets could result in GMAV benefits being higher than the underlying contractholder account balance and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. The Company purchased put options on the S&P 500 index to partially offset this risk. Changes in the market value of the GMAV benefit are recorded in investment income in the accompanying consolidated statement of income and comprehensive income.

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

     Prior to the distribution of Saamsun on January 1, 2002, the Company had asset management operations and broker-dealer operations. Operating results of these two segments for 2001 are discussed in Note 10 of the accompanying consolidated financial statements.

CAPITAL RESOURCES AND LIQUIDITY

     SHAREHOLDER’S EQUITY increased to $1.46 billion at December 31, 2003 from $1.32 billion at December 31, 2002. The increase reflected net income of $85.7 million and other comprehensive income of $56.1 million.

     INVESTMENTS AND CASH at December 31, 2003 totaled $7.07 billion, compared with $7.19 billion at December 31, 2002. The Company’s invested assets are managed by a subsidiary of AIG. The following table summarizes the Company’s Bond Portfolio and other investments and cash at December 31, 2003 and December 31, 2002:

	December 31, 2003		December 31, 2002
	Carrying	Percent of	Carrying	Percent of
	Value	Portfolio	Value	Portfolio
	(In thousands, except for percentages)
Bond Portfolio:

U.S. government securities	$24,292	0.3%	$32,820	0.5%
Mortgage-backed securities	1,191,817	16.9	1,547,568	21.5
Securities of public utilities	365,150	5.2	311,604	4.3
Corporate bonds and notes	2,697,142	38.1	2,776,021	38.6
Redeemable preferred stocks	22,175	0.3	21,575	0.3
Other debt securities	1,205,224	17.1	838,981	11.7

Total Bond Portfolio	5,505,800	77.9	5,528,569	76.9

Mortgage loans	716,846	10.1	738,601	10.3
Common stocks	727	0.0	2,609	0.0
Cash and short-term investments	85,188	1.2	65,872	0.9
Other	764,811	10.8	858,053	11.9

Total investments and cash	$7,073,372	100.0%	$7,193,704	100.0%

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

     THE BOND PORTFOLIO, which constituted 78% of the Company’s total investment portfolio at December 31, 2003, had an aggregate fair value that was $154.6 million greater than its amortized cost at December 31, 2003, compared with an aggregate fair value that was $35.9 million greater than its amortized cost at December 31, 2002. The increase in net unrealized gains on the Bond Portfolio during 2003 principally reflected the impact of the decrease in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at December 31, 2003 as well as the impairment writedowns in 2003.

     At December 31, 2003, the Bond Portfolio had an aggregate carrying value (i.e. fair value) of $5.51 billion and an aggregate amortized cost of $5.35 billion. At December 31, 2003, the Bond Portfolio (excluding $22.2 million of redeemable preferred stocks) included $5.21 billion of bonds rated by Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”), Fitch (“Fitch”) or the National Association of Insurance Commissioners (“NAIC”), and $269.5 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At December 31, 2003, approximately $5.14 billion of the Bond Portfolio was investment grade, including $1.22 billion of mortgage-backed securities (“MBS”) and U.S. government/agency securities.

     At December 31, 2003, the Bond Portfolio included $339.1 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 1.2% of the Company’s total assets and approximately 4.8% of its invested assets. Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. An economic downturn could produce higher than average issuer defaults on the non-investment-grade securities, which could cause the Company’s investment returns and net income to decline. At December 31, 2003, the Company’s non-investment-grade portfolio consisted of 102 issues with no issuer representing more than 10% of the total non-investment grade portfolio. These non-investment-grade securities are comprised of bonds spanning 11 industries with 21% of these assets concentrated in financial institutions, 17% of these assets concentrated in utilities, 15% of these assets concentrated in telecommunications, 11% of these assets concentrated in transportation and 10% concentrated in noncyclical consumer products. No other industry concentration constituted more than 10% of these assets.

     The table on the next page summarizes the Company’s rated bonds by rating classification as of December 31, 2003.

RATED BONDS BY RATING CLASSIFICATION
(Dollars in thousands)

			Issues not rated by S&P/Moody’s/
Issues rated by S&P/Moody’s/Fitch			Fitch, by NAIC category			Total
								Percent
		Estimated	NAIC		Estimated		Estimated	of total
S&P/Moody’s/Fitch	Amortized	fair	category	Amortized	fair	Amortized	fair	invested
Category (1)	cost	value	(2)	cost	value	cost	value	assets
AAA+ to A-
(Aaa to A3)
[AAA to A-]	$2,937,751	$3,039,213	1	$493,569	$507,057	$3,431,320	$3,546,270	50.14%
BBB+ to BBB-
(Baa1 to Baa3)
[BBB+ to BBB-]	1,235,038	1,282,317	2	304,607	315,919	1,539,645	1,598,236	22.60%
BB+ to BB-
(Ba1 to Ba3)
[BB+ to BB-]	160,144	145,749	3	33,722	34,996	193,866	180,745	2.56%
B+ to B-
(B1 to B3)
[B+ to B-]	109,415	101,515	4	2,354	2,113	111,769	103,628	1.47%
CCC+ to C
(Caa to C)
[CCC]	22,386	24,295	5	11,252	10,864	33,638	35,159	0.50%
CI to D
[DD]
{D}	6,120	5,724	6	13,310	13,863	19,430	19,587	0.28%

TOTAL RATED ISSUES	$4,470,854	$4,598,813		$858,814	$884,812	$5,329,668	$5,483,625

Footnotes appear on the following page.

Footnotes to the table of Rated Bonds by Rating Classification

(1)	S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt’s relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody’s rates debt securities in rating categories range from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt’s relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody’s and Fitch ratings if rated by multiple agencies.

(2)	Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for non-defaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody’s/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $269.5 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

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

     As a result of these policies, the Company recorded pretax impairment writedowns of $54.1 million in the 2003, $57.3 million in 2002 and $68.0 million in 2001.

     One individual impairment loss accounted for 14% of the Company’s pre-tax income in 2003 and no other individual impairment loss exceeded 10% of the Company’s pre-tax income for the year ended December 31, 2003.

     Excluding the impairments noted above, the changes in fair value for the Company’s Bond Portfolio, which constitutes the vast majority of the Company’s investments, were recorded as a component of other comprehensive income in shareholder’s equity as unrealized gains or losses.

     At December 31, 2003, the Company’s Bond Portfolio had gross unrealized gains of $214.7 million and gross unrealized losses of $60.1 million. One issuer accounted for 16% of unrealized losses. No other single issuer accounted for more than 10% of unrealized losses.

     At December 31, 2003, the fair value of the Company’s Bond Portfolio aggregated $5.51 billion. Of this aggregate fair value, approximately 1.1% represented securities trading at or below 75% of amortized cost. The impact of unrealized losses on net income will be further mitigated upon realization, because realization will result in current decreases in the amortization of certain deferred acquisition costs and decreases in income taxes.

     At December 31, 2003, approximately $971.9 million, at amortized cost, of the Company’s Bond Portfolio had a fair value of $911.8 million resulting in an aggregate unrealized loss of $60.1 million. The gross unrealized losses in the Bond Portfolio included the following concentrations:

Gross
Unrealized
Concentration	Losses
(In thousands)
Investment Grade:
Finance companies	$15,497
Transportation	4,929
Non-corporate	4,399
Consumer products	2,280

Not Rated and Below Investment Grade:
Finance companies	13,621
Transportation	8,074
Non-corporate	5,027
Consumer products	2,818

     The amortized cost of the Bond Portfolio in an unrealized loss position at December 31, 2003, by contractual maturity, is shown below.

Amortized
Cost
(In thousands)

Due in one year or less	$6,467
Due after one year through five years	259,519
Due after five years through ten years	393,902
Due after ten years	312,002

Total	$971,890

     The aging of the Bond Portfolio in an unrealized loss position at December 31, 2003 is shown below:

	Less than or Equal to 20%			Greater than 20% to 50%			Greater than 50%
	of Amortized Cost			of Amortized Cost			of Amortized Cost			Total
(dollars in thousands)	Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized
Months	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items
Investment Grade Bonds
0-6	$635,215	$(12,119)	112	$34,692	$(11,503)	6	$—	$—	—	$669,907	$(23,622)	118
7-12	9,072	(55)	4	—	—	—	—	—	—	9,072	(55)	4
>12	89,140	(4,864)	15	—	—	—	—	—	—	89,140	(4,864)	15

Total	$733,427	$(17,038)	131	$34,692	$(11,503)	6	$—	$—	—	$768,119	$(28,541)	137

Below Investment Grade Bonds
0-6	$137,716	$(7,817)	26	$64,683	$(23,235)	14	$45	$(36)	2	$202,444	$(31,088)	42
7-12	—	—	—	—	—	—	599	(469)	1	599	(469)	1
>12	728	(18)	1	—	—	—	—	—	—	728	(18)	1

Total	$138,444	$(7,835)	27	$64,683	$(23,235)	14	$644	$(505)	3	$203,771	$(31,575)	44

Total Bonds
0-6	$772,931	$(19,936)	138	$99,375	$(34,738)	20	$45	$(36)	2	$872,351	$(54,710)	160
7-12	9,072	(55)	4	—	—	—	599	(469)	1	9,671	(524)	5
>12	89,868	(4,882)	16	—	—	—	—	—	—	89,868	(4,882)	16

Total	$871,871	$(24,873)	158	$99,375	$(34,738)	20	$644	$(505)	3	$971,890	$(60,116)	181

     In 2003, the pretax realized losses incurred with respect to the sale of fixed securities in the Bond Portfolio were $9.6 million. The aggregate fair value of securities sold was $280.6 million, which was approximately 96% of amortized cost. The average period of time that securities sold at a loss during 2003 were trading continuously at a price below amortized cost was approximately 11 months.

     As stated previously, the valuation for the Company’s Bond Portfolio comes from market exchanges or dealer quotations, with the exception of non-traded securities. The Company considers non-traded securities to mean certain fixed income investments, certain structured securities and limited partnerships. The aggregate carrying value of these securities at December 31, 2003 was approximately $1.57 billion.

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

     Senior secured loans (“Secured Loans”) are included in the Bond Portfolio and aggregated $252.7 million at December 31, 2003. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At December 31, 2003, Secured Loans consisted of $194.4 million of privately traded securities and $58.3 million of publicly traded securities. These Secured Loans are composed of loans to 54 borrowers spanning 25 industries, with 13% of these assets concentrated in foods, 12% concentrated in consumer services, 11% concentrated in non-cable media, 10% concentrated in electric and 10% concentrated in transportation. No other industry constituted more than 10% of these assets.

     While the trading market for the Company’s privately traded Secured Loans is more limited than for publicly traded issues, participation in these transactions has enabled the Company to improve its investment yield. As a result of restrictive financial covenants, these Secured Loans involve greater risk of technical default than do publicly traded investment-grade securities. However, management believes that the risk of loss upon default for these Secured Loans is mitigated by such financial covenants and the collateral values underlying the Secured Loans. The Company’s Secured Loans are rated by S&P, Moody’s, Fitch, the NAIC or by the Company, pursuant to comparable statutory ratings guidelines established by the NAIC.

     MORTGAGE LOANS aggregated $716.8 million at December 31, 2003 and consisted of 108 commercial first mortgage loans with an average loan balance of approximately $6.6 million, collateralized by properties located in 31 states. Approximately 35% of this portfolio was office, 18% was multifamily residential, 15% was manufactured housing, 11% was industrial, 11% was hotels, 5% was retail, and 5% was other types. At December 31, 2003, approximately 27%, 11% and 11% of this portfolio were secured by properties located in California, Michigan and New York, respectively, and no more than 10% of this portfolio was secured by properties located in any other single state. At December 31, 2003, 16 mortgage loans have an outstanding balance of $10 million or more, which collectively aggregated approximately 50% of this portfolio. At December 31, 2003, approximately 18% of the mortgage loan portfolio consisted of loans with balloon payments due before January 1, 2007. During 2003, 2002 and 2001, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.

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

     POLICY LOANS totaled $200.2 million at December 31, 2003, compared to $215.8 million at December 31, 2002, and primarily represent loans taken against universal life insurance policies.

     SEPARATE ACCOUNT SEED MONEY totaled $17.8 million at December 31, 2003, compared to $25.4 million at December 31, 2002, and consists principally of seed money for mutual funds used as investment vehicles for the Company’s variable annuity separate accounts. The decrease in 2003 is due primarily to redemptions.

     SECURITIES LENDING COLLATERAL totaled $514.1 million at December 31, 2003, compared to $585.8 million at December 31, 2002, and consisted of cash collateral invested in highly rated short-term securities received in connection with the Company’s securities lending program. Although the cash collateral is currently invested in highly rated short-term securities, the applicable collateral agreements permit the cash collateral to be invested in highly liquid short and long-term investment portfolios. At least 75% of the portfolio’s short-term investments must have external issue ratings of A-1/P-1, one of the highest ratings for short-term credit quality. Long-term investments include corporate notes with maturities of five years or less and a credit rating by at least two nationally recognized statistical rating organizations (NRSRO), with no less than a S&P rating of A or equivalent by any other NRSRO.

     ASSET-LIABILITY MATCHING is utilized by the Company in an effort to minimize the risks of interest rate fluctuations and disintermediation (i.e. the risk of being forced to sell investments during unfavorable market conditions). The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company’s fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 79% of the Company’s fixed annuity, universal life and GIC reserves had surrender penalties or other restrictions at December 31, 2003.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration and cash flows of the fixed-rate assets to that of its fixed-rate liabilities. The fixed-rate assets in the Company’s asset-liability modeling include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; policy loans; and investments in limited partnerships that invest primarily in fixed-rate securities. At December 31, 2003, these assets had an aggregate fair value of $6.56 billion with an option-adjusted duration of 3.3 years. The Company’s fixed-rate liabilities include fixed options of variable annuities, as well as universal life, fixed annuity and GIC contracts. At December 31, 2003, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $6.25 billion with an option-adjusted duration of 3.4 years. The Company’s potential exposure due to a relative 10% decrease in prevailing interest rates from its December 31, 2003 levels is a loss of approximately $0.1 million, representing an increase in fair value of its fixed-rate liabilities that is not offset by an increase in fair value of its fixed-rate assets. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     The Company has had the ability, limited by minimum interest rate guarantees, to respond to the generally declining interest rate environment in the last five years by lowering crediting rates in response to lower investment returns. The trends experienced during the three years ended December 31, 2003 in the Company’s yield on average invested assets and rate of interest credited on average interest-bearing liabilities, compared to the market trend in long-term interest rates as illustrated by the average ten-year U.S. Treasury bond rate, are presented in the following table:

	2003	2002	2001
10-year U.S. Treasury bond rate:	4.01%	4.61%	5.02%
AIG SunAmerica Life Assurance Company:
Average yield on Bond Portfolio	5.75	6.23	6.82
Rate paid on average interest bearing liabilities	3.71	3.93	4.58

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $49.6 million of bonds at December 31, 2003, which constituted approximately 0.7% of total invested assets. At December 31, 2002, defaulted investments totaled $15.6 million ($8.9 million of bonds and $6.7 million of mortgage loans), which constituted approximately 0.2% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company’s existing portfolio of cash and short-term investments, Dollar Roll Repo capacity on invested assets and, if required, proceeds from invested asset sales. The Company’s liquidity is primarily derived from operating cash flows. At December 31, 2003, approximately $4.59 billion of the Company’s Bond Portfolio had an aggregate unrealized gain of $214.7 million, while approximately $911.8 million of the Bond Portfolio had an aggregate unrealized loss of $60.1 million. In addition, the Company’s investment portfolio currently provides approximately $51.2 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company’s annuity and GIC products have been more than sufficient in amount to satisfy the Company’s liquidity needs.

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

GUARANTEES AND OTHER COMMITMENTS

     The Company has entered into seven agreements in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. In addition, the Company guarantees the payment of these securities upon redemption. The maximum liability under these guarantees at December 31, 2003 is $557.8 million. Related to each of these agreements are participation agreements with the Company’s Parent, under which the Parent will share in $222.5 million of these liabilities in exchange for a proportionate percentage of the fees received under these agreements. The expiration dates of these commitments are as follows: $21.9 million in 2004, $385.9 million in 2005 and $150.0 million in 2006. The Internal Revenue Service has initiated examinations into the transactions underlying these commitments, including the Company’s role in the transactions. The Company is fully cooperating with the IRS. Management does not anticipate any material losses with respect to these commitments.

     At December 31, 2003, the Company has future obligations to purchase approximately $18 million of asset backed securities in the ordinary course of business. The expiration dates of these commitments are as follows: $11 million in 2004 and $7 million in 2006.

     At December 31, 2003, the Company held reserves for GICs with maturity dates as follows: $80.2 million in 2004, $105.2 million in 2005 and $32.6 million in years subsequent to 2006.

     RECENTLY ISSUED ACCOUNTING STANDARDS: On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). This statement requires the Company to recognize all derivatives in the balance sheet and measure these derivatives at fair value. The recognition of the change in the fair value of a derivative depends on a number of factors, including the intended use of the derivative and the extent to which it is effective as part of a hedge transaction. The adoption of SFAS 133 on January 1, 2001 resulted in an increase of $1.4 million, net of tax, in other comprehensive income.

     In January 2001, the Emerging Issues Task Force (“EITF”) issued EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”). EITF 99-20 provides guidance on the calculation of interest income and the recognition of impairments related to beneficial interests held in an investment portfolio. The Company’s beneficial interests are investments that represent rights to receive specified cash flows from a pool of underlying assets (i.e. collateralized debt obligations). The Company recorded $15.9 million of additional impairments ($10.3 million net of tax) pursuant to the implementation of EITF 99-20. This adjustment was recorded as a cumulative effect of accounting change in the consolidated statement of income and comprehensive income for 2001.

     In June 2001, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires the Company to discontinue the amortization of goodwill on its consolidated statement of income and comprehensive income and is effective as of January 1, 2002. SFAS 142 requires goodwill to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process prescribed in SFAS 142, whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. SFAS 142 also requires the completion of a transitional impairment test in the year of adoption, with any identified impairments recognized as a cumulative effect of an accounting change. The Company has evaluated the impact of the impairment provisions of SFAS 142 as of December 31, 2003, and has determined that no impairment is required to be recorded to the carrying value of the Company’s goodwill balance.

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

     In July 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Non-traditional Long-Duration Contracts and for Separate Accounts (“SOP-03-1”). FASB did not object to the issuance of SOP 03-1. This statement is effective for the Company as of January 1, 2004. Under SOP 03-1, variable annuity assets held in separate accounts will continue to be measured at fair value and reported in summary total on the Company’s financial statements, with an equivalent summary total reported for related liabilities, if the separate account arrangement meets certain specified conditions. Assets underlying the Company’s interest in a separate account (separate account seed money) do not qualify for separate account accounting and reporting. The Company will be required to “look through” the separate account for purposes of accounting for its interest therein, and account for and classify separate account seed money based on its nature as if the assets of the separate account underlying the Company’s interest were held directly by the general account rather than through the separate account structure. The adoption of SOP 03-1 on January 1, 2004 will not have a material impact on the Company’s separate accounts or separate account seed money.

     In addition, SOP 03-1 will require the Company to recognize a liability for guaranteed minimum death benefits, guaranteed minimum income benefits and enhanced earnings benefits and modify certain disclosures and financial statement presentations for these products. The Company’s estimate of the liability, including the impact of DAC, will result in a one-time cumulative accounting charge upon adoption of approximately $52 million ($79 million pre-tax) to be recorded in the first quarter of 2004.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 28 to 30 herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company’s financial statements begin on page F-3. Reference is made to the Index to Consolidated Financial Statements on page F-1 herein.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. DISCLOSURE CONTROLS & PROCEDURES

     The Company’s disclosure and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures provide reasonable assurance of effectiveness as of the end of the period covered by this report. In addition, there has been no change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

     Information called for by Items 10 through 13 of this part is omitted pursuant to General Instruction I. of Form 10-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     As an indirect wholly-owned subsidiary of AIG, oversight functions regarding our independent accountants, PricewaterhouseCoopers LLP, are included in the duties of AIG’s Audit Committee. The Company does not have its own Audit Committee. AIG’s Audit Committee has adopted pre-approval policies and procedures regarding audit and non-audit services provided by PricewaterhouseCoopers LLP for AIG and its consolidated subsidiaries, including the Company.

     In accordance with the SEC’s definitions and rules, audit fees of $1,048,000 and $784,000 were paid to PricewaterhouseCoopers LLP (“PWC”) for professional services for the audits of our consolidated financial statements included in Form 10-K, review of financial statements included in Forms 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements for 2003 and 2002, respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     Reference is made to the index set forth on page F-1 of this report.

EXHIBITS

Exhibit No.	Description
2(a)	Purchase and Sale Agreement, dated as of July 15, 1998, by and among the Company, AIGRS, First SunAmerica Life Insurance Company and MBL Life Assurance Corporation, is incorporated herein by reference to Exhibit 2(e) to AIGRS’ 1998 Annual Report on Form 10-K, filed December 21, 1998.

3(a)	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated September 30, 2002, filed with the Arizona Department of Insurance and the Arizona Corporation Commission on October 20, 2002, is incorporated herein by reference to Exhibit 3(1) to the Company’s 2002 Annual Report on Form 10-K, filed March 28, 2003.

3(b)	Amended and Restated Articles of Incorporation, dated December 19, 2001, filed with the Arizona Department of Insurance and Arizona Corporation Commission on January 23, 2002 and January 24, 2002, respectively, is incorporated herein as Exhibit 3(a) to the Company’s 2001 Annual Report on Form 10-K, filed March 29, 2002.

3(c)	Amended and Restated Articles of Incorporation and Articles of Redomestication, filed with the Arizona Department of Insurance on December 22, 1995, is incorporated herein by reference to Exhibit 3(a) to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 1995, filed February 14, 1996.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

Exhibit No.	Description
3(d)	Amended and Restated Bylaws, as adopted January 1, 1996, is incorporated herein by reference to Exhibit 3(b) to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 1995, filed February 14, 1996.

3(e)	Amended and Restated Bylaws, as amended January 2, 2001, is incorporated herein as Exhibit 3(d) to the Company’s 2001 Annual Report on Form 10-K, filed March 29, 2002.

3(f)	Amended and Restated Bylaws, dated as of December 19, 2001, is incorporated herein as Exhibit 3(e) to the Company’s 2001 Annual Report on Form 10-K, filed March 29, 2002.

4(a)	Articles of Amendment to the Amended and Restated Articles of Incorporation. See Exhibit 3(a).

4(b)	Amended and Restated Articles of Incorporation, dated December 19, 2001. See Exhibit 3(b).

4(c)	Amended and Restated Bylaws, dated December 19, 2001. See Exhibit 3(f).

10(a)	Amendment to Subordinated Loan Agreement for Equity Capital, dated as of February 7, 2002, between the Company’s affiliate, SACS, and AIGRS, extending the maturity date to April 30, 2004 and adjusting the interest rate to 4.75% per annum for the unpaid principal under the Subordinated Loan Agreement for Equity Capital, dated as of March 17, 2000, defining AIGRS’ rights with respect to the 8.75% due April 30, 2003.

10(b)	Second Amendment to Subordinated Loan Agreement for Equity Capital, dated as of February 27, 2003, between the Company’s affiliate, SACS, and AIGRS, extending the maturity date to April 30, 2005 and adjusting the interest rate to 4.25% per annum for the unpaid principal under the Amendment to Subordinated Loan Agreement for Equity Capital, dated as of February 7, 2002, defining AIGRS’ rights with respect to the 4.75% notes due April 30, 2004.

10(c)	Amendment to Subordinated Loan Agreement for Equity Capital, dated as of January 15, 2002, between the Company’s affiliate, SACS, and AIGRS, extending the maturity date to March 31, 2004 and adjusting the interest rate to 4.75% per annum for the unpaid principal under the Subordinated Loan Agreement for Equity Capital, dated February 21, 2000, defining AIGRS’ rights with respect to the 8.5% notes due March 31, 2003.

10(d)	Second Amendment to Subordinated Loan Agreement for Equity Capital, dated as of January 27, 2003, between the Company’s affiliate, SACS, and AIGRS, extending the maturity date to March 31, 2005 and adjusting the interest rate to 4.25% per annum for the unpaid principal under the Amendment to Subordinated Loan Agreement for Equity Capital, dated as of January 15, 2002, defining AIGRS’ rights with respect to the 4.75% notes due March 31, 2004.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

Exhibit No.	Description
10(e)	Second Amendment to Subordinated Loan Agreement for Equity Capital, dated as of March 8, 2002, between the Company’s affiliate, SACS, and AIGRS, extending the maturity date to April 30, 2004 and adjusting the interest rate to 4.75% per annum for the unpaid principal under the Amendment to Subordinated Loan Agreement for Equity Capital, dated as of March 20, 2001, defining AIGRS’ rights with respect to the 8% notes due April 30, 2003.

10(f)	Third Amendment to Subordinated Loan Agreement for Equity Capital, dated as of February 27, 2003, between the Company’s affiliate, SACS, and AIGRS extending the maturity date to April 30, 2005 and adjusting the interest rate to 4.25% per annum for the unpaid principal under the Second Amendment to Subordinated Loan Agreement for Equity Capital, dated as of March 8, 2002, defining AIGRS’ rights with respect to the 4.75% notes due April 30, 2004.

10(g)	Third Amendment to Subordinated Loan Agreement for Equity Capital, dated as of April 15, 2002, between the Company’s affiliate, SACS, and AIGRS, extending the maturity date to June 30, 2004 and adjusting the interest rate to 4.75% per annum for the unpaid principal under the Second Amendment to Subordinated Loan Agreement for Equity Capital, dated as of April 30, 2001, defining AIGRS’ rights with respect to the 7.5% note due June 30, 2003.

10(h)	Fourth Amendment to Subordinated Loan Agreement for Equity Capital, dated as of May 7, 2003, between the Company’s affiliate, SACS, and AIGRS, extending the maturity date to June 30, 2005 and adjusting the interest rate to 4.25% per annum for the unpaid principal under the Third Amendment to Subordinated Loan Agreement for Equity Capital, dated as of April 15, 2002, defining AIGRS’ rights with respect to the 4.75% notes due June 30, 2004.

10(i)	Third Amendment to Subordinated Loan Agreement for Equity Capital, dated as of May 28, 2002, between the Company’s affiliate, SACS, and AIGRS, extending the maturity date to July 30, 2004 and adjusting the interest rate to 4.75% per annum for the unpaid principal under the Second Amendment to Subordinated Loan Agreement for Equity Capital, dated as of June 5, 2001, defining AIGRS’ rights with respect to the 7.5% notes due July 30, 2003.

10(j)	Fourth Amendment to Subordinated Loan Agreement for Equity Capital, dated as of June 13, 2003, between the Company’s affiliate, SACS, and AIGRS extending the maturity date to July 30, 2005 and adjusting the interest rate to 4.25% per annum for the unpaid principal under the Third Amendment to Subordinated Loan Agreement for Equity Capital, dated as of May 28, 2002, defining AIGRS rights with respect to the 4.75% notes due July 30, 2004.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

Exhibit No.	Description
10(k)	Amendment to Subordinated Loan Agreement for Equity Capital, dated as of September 30, 2000, between the Company’s subsidiary, SACS, and SAI, extending the maturity date to October 31, 2004 and changing the interest rate to 9.5% of a Subordinated Loan Agreement for Equity Capital, dated as of August 25, 1998, defining SAI’s rights with respect to the 8.5% notes due October 30, 2001, is incorporated herein by reference to Exhibit 10(c) to the Company’s 2001 Annual report on Form 10-K, filed March 29, 2002.

10(l)	Amendment to Subordinated Loan Agreement for Equity Capital, dated as of July 23, 2001, between the Company’s affiliate, SACS, and AIGRS, extending the maturity date to September 30, 2005 and adjusting the interest rate from 8% to 6.75% for the unpaid principal under the Amendment to Subordinated Loan Agreement for Equity Capital, dated as of August 31, 1999, defining AIGRS’ rights with respect to 8% notes due September 30, 2002, is incorporated herein by reference to Exhibit 10(a) to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2001, filed November 13, 2001.

10(m)	Asset Lease Agreement, dated June 26, 1998, between the Company and Aurora National Life Assurance Company (“Aurora”), relating to a lease from Aurora of certain information relating to single premium deferred annuities, is incorporated herein by reference by Exhibit 10(h) to the Company’s Form 10-K, filed December 23, 1998.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the three months ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIG SUNAMERICA LIFE ASSURANCE COMPANY

By /S/ N. SCOTT GILLIS

N. Scott Gillis Senior Vice President, Chief Financial Officer and Director

March 29, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature		Title	Date
/s/	JAY S. WINTROB	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2004

Jay S. Wintrob

/s/	N. SCOTT GILLIS	Senior Vice President, Chief Financial Officer & Director (Principal Financial Officer)	March 29, 2004

N. Scott Gillis

/s/	Stewart Polakov	Senior Vice President & Controller (Principal Accounting Officer)	March 29, 2004

Stewart Polakov

/s/	JANA W. GREER	President and Director	March 29, 2004

Jana W. Greer

/s/	JAMES R. BELARDI	Senior Vice President and Director	March 29, 2004

James R. Belardi

/s/	MARC H. GAMSIN	Senior Vice President and Director	March 29, 2004

Marc H. Gamsin

/s/	EDWIN R. RAQUEL	Senior Vice President and Chief Actuary	March 29, 2004

Edwin R. Raquel

AIG SUNAMERICA LIFE ASSURANCE COMPANY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Number(s)
Report of Independent Auditors	F-2

Consolidated Balance Sheet – December 31, 2003 and December 31, 2002	F-3 to F-4

Consolidated Statement of Income and Comprehensive Income – Years Ended December 31, 2003, 2002 and 2001	F-5 to F-6

Consolidated Statement of Cash Flows – Years Ended December 31, 2003, 2002 and 2001	F-7 to F-8

Notes to Consolidated Financial Statements	F-9 to F-36

Report of Independent Auditors

To the Board of Directors and Shareholder of
AIG SunAmerica Life Assurance Company:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and comprehensive income and of cash flows present fairly, in all material respects, the financial position of AIG SunAmerica Life Assurance Company and its subsidiaries (formerly, Anchor National Life Insurance Company), an indirect wholly owned subsidiary of American International Group, Inc., at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities and interest income and impairment of certain beneficial interests in securitized financial assets in 2001.

PricewaterhouseCoopers LLP
Los Angeles, California
March 29, 2004

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2003	2002
	(in thousands)
ASSETS

Investments and cash:
Cash and short-term investments	$85,188	$65,872
Bonds, notes and redeemable preferred stocks available for sale, at market value (amortized cost: December 31, 2003, $5,351,183; December 31, 2002, $5,492,677)	5,505,800	5,528,569
Mortgage loans	716,846	738,601
Policy loans	200,232	215,846
Separate account seed money	17,815	25,366
Common stocks available for sale, at market value (cost: December 31, 2003, $635; December 31, 2002, $4,111)	727	2,609
Real estate	22,166	22,315
Securities lending collateral	514,145	585,760
Other invested assets	10,453	8,766

Total investments and cash	7,073,372	7,193,704

Variable annuity assets held in separate accounts	19,178,796	14,758,642
Accrued investment income	74,647	75,326
Deferred acquisition costs	1,424,317	1,364,748
Income taxes currently receivable from Parent	—	100,123
Due from affiliates	—	26,304
Goodwill	4,603	4,603
Other assets	26,116	15,382

TOTAL ASSETS	$27,781,851	$23,538,832

See accompanying notes to consolidated financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED BALANCE SHEET (Continued)

	December 31,	December 31,
	2003	2002
	(in thousands)
LIABILITIES AND SHAREHOLDER’S EQUITY

Reserves, payables and accrued liabilities:

Reserves for fixed annuity contracts	$4,274,329	$4,285,098
Reserves for universal life insurance contracts	1,609,233	1,676,073
Reserves for guaranteed investment contracts	218,032	359,561
Securities lending payable	514,145	585,760
Income taxes currently payable to Parent	394	—
Modified coinsurance deposit liability	4,738	31,393
Due to affiliates	11,448	—
Payable to brokers	1,140	8,529
Other liabilities	224,780	160,265

Total reserves, payables and accrued liabilities	6,858,239	7,106,679

Variable annuity liabilities related to separate accounts	19,178,796	14,758,642

Deferred income taxes	281,399	351,872

Total liabilities	26,318,434	22,217,193

Shareholder’s equity:
Common stock	3,511	3,511
Additional paid-in capital	1,125,753	1,125,753
Retained earnings	261,543	175,871
Accumulated other comprehensive income	72,610	16,504

Total shareholder’s equity	1,463,417	1,321,639

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$27,781,851	$23,538,832

See accompanying notes to consolidated financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
REVENUES:
Fee income:
Variable annuity policy fees, net of reinsurance	$290,132	$295,509	$348,883
Net retained commissions	—	—	47,572
Asset management fees	—	—	63,529
Universal life insurance fees, net of reinsurance	35,816	36,253	36,475
Surrender charges	27,733	32,507	24,911
Other fees, net	—	3,305	14,551

Total fee income	353,681	367,574	535,921

Investment income	398,304	377,556	374,268
Net realized investment losses	(30,354)	(65,811)	(92,711)

Total revenues	721,631	679,319	817,478

BENEFITS AND EXPENSES:

Interest expense:
Fixed annuity contracts	153,636	142,973	133,647
Universal life insurance contracts	76,415	80,021	81,773
Guaranteed investment contracts	7,534	11,267	25,079
Sub notes payable to affiliates	—	—	4,475

Total interest expense	237,585	234,261	244,974

General and administrative expenses	83,013	79,287	136,942
Amortization of deferred acquisition costs	156,906	187,860	220,316
Annual commissions	55,661	58,389	58,278
Claims on universal life contracts, net of reinsurance recoveries	17,766	15,716	17,566
Guaranteed minimum death benefits, net of reinsurance recoveries	63,268	67,492	17,839

Total benefits and expenses	614,199	643,005	695,915

PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	107,432	36,314	121,563

Income tax expense	21,760	2,063	20,852

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	85,672	34,251	100,711

Cumulative effect of accounting change, net of tax	—	—	(10,342)

NET INCOME	$85,672	$34,251	$90,369

See accompanying notes to consolidated financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME (Continued)

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net unrealized gains (losses) on fixed maturity and equity securities available for sale identified in the current period less related amortization of deferred acquisition costs	$67,125	$20,358	$(10,418)

Less reclassification adjustment for net realized losses included in net income	19,194	52,285	64,062

Cumulative effect of accounting change, net of tax	—	—	1,389

Change related to cash flow hedges	—	(2,218)	81

Income tax expense	(30,213)	(24,649)	(18,804)

OTHER COMPREHENSIVE INCOME	56,106	45,776	36,310

COMPREHENSIVE INCOME	$141,778	$80,027	$126,679

See accompanying notes to consolidated financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$85,672	$34,251	$90,369
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	—	10,342
Interest credited to:
Fixed annuity contracts	153,636	142,973	133,647
Universal life insurance contracts	76,415	80,021	81,773
Guaranteed investment contracts	7,534	11,267	25,079
Net realized investment losses	30,354	65,811	92,711
Amortization of premium (discount) on securities	590	(2,721)	(6,284)
Amortization of goodwill	—	—	1,452
Amortization of deferred acquisition costs	156,906	187,860	220,316
Acquisition costs deferred	(250,475)	(256,538)	(359,158)
Provision for deferred income taxes	(100,685)	128,748	126,010
Change in:
Accrued investment income	679	(10,099)	(7,717)
Separate account seed money	(7,375)	3,932	10,838
Other assets	(10,734)	2,433	15,042
Income taxes currently payable to/ receivable from Parent	100,517	(50,471)	106
Due from/to affiliates	(26,248)	16,153	(68,844)
Other liabilities	46,987	5,167	9,697
Other, net	17,124	17,475	21,216

NET CASH PROVIDED BY OPERATING ACTIVITIES	280,897	376,262	396,595

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds, notes and redeemable preferred stocks	(2,078,310)	(2,403,362)	(2,178,830)
Mortgage loans	(44,247)	(128,764)	(70,295)
Other investments, excluding short-term investments	(20,266)	(65,184)	(27,413)
Sales of:
Bonds, notes and redeemable preferred stocks	1,190,299	849,022	1,087,090
Common stock	3,920	195	164
Other investments, excluding short-term investments	8,915	630	3,363
Redemptions and maturities of:
Bonds, notes and redeemable preferred stocks	994,014	615,798	549,638
Mortgage loans	67,506	82,825	63,960
Other investments, excluding short-term investments	72,970	114,347	78,555

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$194,801	$(934,493)	$(493,768)

See accompanying notes to consolidated financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
CASH FLOW FROM FINANCING ACTIVITIES:
Deposits received on:
Fixed annuity contracts	$1,553,030	$1,731,597	$2,280,498
Universal life insurance contracts	45,657	49,402	52,469
Guaranteed investment contracts	—	—	40,000
Net exchanges from the fixed accounts of variable annuity contracts	(1,148,030)	(503,221)	(1,368,527)
Withdrawal payments on:
Fixed annuity contracts	(464,332)	(529,466)	(315,794)
Universal life insurance contracts	(61,039)	(68,444)	(55,361)
Guaranteed investment contracts	(148,719)	(135,084)	(191,919)
Claims and annuity payments on:
Fixed annuity contracts	(109,412)	(98,570)	(52,685)
Universal life insurance contracts	(111,380)	(100,995)	(146,998)
Net receipts from (repayments of) other short-term financings	14,498	(8,025)	15,920
Net payment related to a modified coinsurance transaction	(26,655)	(30,282)	(35,972)
Capital contribution received from Parent	—	200,000	—
Dividends paid to Parent	—	—	(94,095)
Net cash and short-term investments transferred to the Parent in distribution of Saamsun Holdings Corp.	—	(82,873)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(456,382)	424,039	127,536

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS	19,316	(134,192)	30,363

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	65,872	200,064	169,701

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$85,188	$65,872	$200,064

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid on indebtedness	$—	$—	$780

Net income taxes paid to (refunded by) Parent	$21,928	$(76,214)	$(120,504)

See accompanying notes to consolidated financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

AIG SunAmerica Life Assurance Company (FKA Anchor National Life Insurance Company), (the “Company”) is a direct wholly owned subsidiary of SunAmerica Life Insurance Company (the “Parent”), which is a wholly owned subsidiary of AIG Retirement Services, Inc. (“AIGRS”)(formerly AIG SunAmerica Inc.), a wholly owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities, financial services and retirement services and asset management. The Company is an Arizona-domiciled life insurance company principally engaged in the business of writing variable annuities directed to the market for tax-deferred, long-term savings products. It also administers closed blocks of fixed annuities, universal life policies and guaranteed investment contracts (“GICs”).

The Company changed its name to SunAmerica National Life Insurance Company on October 5, 2001 and further changed its name to AIG SunAmerica Life Assurance Company on January 24, 2002. The Company continued to do business as Anchor National Life Insurance Company until February 28, 2003, at which time it began doing business under its new name.

On January 1, 2002, the Company declared a distribution to the Parent of 100% of the outstanding capital stock of its consolidated subsidiary, Saamsun Holdings Corp. (“Saamsun”). Pursuant to this distribution, Saamsun became a direct wholly owned subsidiary of the Parent. Prior to January 1, 2002, Saamsun held the Company’s asset management and broker-dealer segments (see Note 10). This distribution had a material effect on the Company’s shareholder’s equity, reducing it by $552,384,000. This distribution had the effect of reducing cash and short-term investments by $82,873,000, partnerships by $443,369,000, deferred acquisition costs by $98,428,000, other assets by $108,163,000, other liabilities by $121,635,000 and subordinated notes payable to affiliates by $58,814,000. Pretax income in future periods will be reduced by the earnings of the Company’s asset management and broker-dealer operations, substantially offset by a profit sharing agreement on fees earned on variable annuity subaccounts through the asset management business. Pretax loss from these operations, on a combined basis, totaled $21,278,000 for the year ended December 31, 2001.

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

BASIS OF PRESENTATION: The accompanying financial statements have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”). Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Under GAAP, deposits collected on non-traditional life and annuity insurance products, such as those sold by the Company, are not reflected as revenues in the Company’s consolidated statement of income and comprehensive income, as they are recorded directly to policyholders’ liabilities upon receipt.

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

Bonds, notes and redeemable preferred stocks available for sale and common stocks are carried at aggregate fair value and changes in unrealized gains or losses, net of tax, are credited or charged directly to the accumulated other comprehensive income or loss component of shareholder’s equity. Bonds, notes, redeemable preferred stocks and common stocks are reduced to estimated net fair value when declines in such values are considered to be other than temporary. Estimates of net fair value are subjective and actual realization will be dependent upon future events.

Mortgage loans are carried at amortized unpaid balances, net of provisions for estimated losses. Policy loans are carried at unpaid balances. Separate account seed money consists of seed money for mutual funds used as investment vehicles for the Company’s variable annuity separate accounts and is carried at market value. Real estate is carried at the lower of cost or net realizable value.

Securities lending collateral consist of securities provided as collateral with respect to the Company’s securities lending program. The Company has entered into a securities lending agreement with an affiliated lending agent, which authorizes the agent to lend securities held in the Company’s portfolio to a list of authorized borrowers. The Company receives primarily cash collateral in an amount in excess of the market value of the securities loaned. The affiliated lending agent monitors the daily market value of

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

securities loaned with respect to the collateral value and obtains additional collateral when necessary to ensure that collateral is maintained at a minimum of 102% of the value of the loaned securities. Such collateral is not available for the general use of the Company. Income earned on the collateral, net of interest paid on the securities lending agreements and the related management fees paid to administer the program, is recorded as investment income in the consolidated statement of income and comprehensive income.

Other invested assets consist principally of investments in limited partnerships and put options on the S&P 500 index purchased to partially offset the risk of Guaranteed Minimum Account Value (“GMAV”) benefits. Limited partnerships are carried at equity or cost depending on the equity ownership position. The put options do not qualify for hedge accounting and accordingly are marked to market and changes in market value are recorded through investment income.

Realized gains and losses on the sale of investments are recognized in operations at the date of sale and are determined by using the specific cost identification method. Premiums and discounts on investments are amortized to investment income by using the interest method over the contractual lives of the investments.

The Company regularly reviews its investments for possible impairment based on criteria including economic conditions, market prices, past experience and other issuer-specific developments among other factors. If there is a decline in a security’s net realizable value, a determination is made as to whether that decline is temporary or “other than temporary”. If it is believed that a decline in the value of a particular investment is temporary, the decline is recorded as an unrealized loss in accumulated other comprehensive income. If it is believed that the decline is “other than temporary”, the Company writes down the carrying value of the investment and records a realized loss in the consolidated statement of income and comprehensive income.

DERIVATIVE FINANCIAL INSTRUMENTS: Derivative financial instruments primarily used by the Company include interest rate swap agreements and put options on the S&P 500 index entered into to partially offset the risk of certain guarantees of annuity policy values. At December 31, 2003, the notional amount was $226.4 million. The Company is neither a dealer nor a trader in derivative financial instruments.

The Company recognizes all derivatives in the consolidated balance sheet at fair value. Hedge accounting requires a high correlation between changes in fair values or cash flows of the derivative financial instrument and the specific item being hedged, both at inception and throughout the life of the hedge. For fair value hedges, gains and losses in the fair value of both the derivative and the hedged item attributable to the risk being hedged are recognized in earnings. For cash flow hedges, to the extent the hedge is effective, gains and losses in the fair value of both the derivative and the hedged item attributable to the risk being hedged are recognized as a component of accumulated other comprehensive income in shareholders’ equity.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Any ineffective portion of cash flow hedges is reported in investment income. On the date a derivative contract is entered into, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet.

Interest rate swap agreements convert specific investment securities from a floating-rate to a fixed-rate basis, or vice versa, and hedge against the risk of declining rates on anticipated security purchases. Interest rate swaps in which the Company agrees to pay a fixed rate and receive a floating rate are accounted for as fair value hedges. Interest rate swaps in which the Company agrees to pay a floating rate and receive a fixed rate are accounted for as cash flow hedges. The difference between amounts paid and received on swap agreements is recorded as an adjustment to investment income or interest expense, as appropriate, on an accrual basis over the periods covered by the agreements. The related amount payable to or receivable from counterparties is included in other liabilities or other assets.

The Company issues certain variable annuity products which offer an optional Guaranteed Minimum Account Value (“GMAV”) living benefit. If elected by the policyholder at the time of contract issuance, this feature guarantees that the account value under the contract will equal or exceed the amount of the initial principal invested, adjusted for withdrawals, at the end of a ten-year waiting period. There is a separate charge to the contractholder for this feature. The Company bears the risk that protracted under-performance of the financial markets could result in GMAV benefits being higher than the underlying contractholder account balance and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. As of December 31, 2003, the premiums in force subject to guarantee totaled approximately $652,647,000.

Under SFAS 133, the GMAV benefit is considered an embedded derivative that should be bifurcated and marked to market. Changes in the market value of the estimated GMAV benefit are recorded through investment income.

DEFERRED ACQUISITION COSTS (“DAC”): Policy acquisition costs are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the annuity contracts. Estimated gross profits are composed of net investment income, net realized investment gains and losses, variable annuity fees, universal life insurance fees, guarantee costs, surrender charges, and direct administrative expenses. DAC consists of commissions and other costs that vary with, and are primarily related to, the production or acquisition of new business. The Company capitalized DAC of $250,475,000, $256,538,000 and $359,158,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

As fixed maturity and equity securities available for sale are carried at aggregate fair value, an adjustment is made to DAC equal to the change in

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in this adjustment, net of tax, is included with the change in net unrealized gains or losses on fixed maturity and equity securities available for sale which is a component of accumulated other comprehensive income (loss) and is credited or charged directly to shareholder’s equity. DAC has been decreased by $43,000,000 at December 31, 2003 and $9,000,000 at December 31, 2002, for this adjustment.

AMORTIZATION OF DEFERRED ACQUISITION COSTS: DAC is amortized based on a percentage of expected gross profits (“EGPs”) over the life of the underlying policies. EGPs are computed based on assumptions related to the underlying policies written, including their anticipated duration, the growth rate of the separate account assets (with respect to variable annuities) or general account assets (with respect to fixed annuities, fixed options of variable annuities and universal life contracts) supporting the annuity obligations, costs of providing for policy guarantees and the level of expenses necessary to maintain the policies. The Company adjusts DAC amortization (a “DAC unlocking”) when estimates of current or future gross profits to be realized from its annuity policies are revised. At December 31, 2003, DAC amortization was adjusted for a DAC unlocking that resulted in a reduction of $18.0 million.

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

Annuity Fees in the consolidated statement of income and comprehensive income.

GOODWILL: Goodwill amounted to $4,603,000 (net of accumulated amortization of $7,847,000) at both December 31, 2003 and 2002. Pursuant to the distribution of Saamsun to the Parent on January 1, 2002, the Company transferred $15,547,000 of goodwill belonging to the asset management operations and broker-dealer operations to the Parent.

In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company assesses goodwill for impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of the impairment, if any. The Company has evaluated goodwill for impairment as of December 31, 2003, and has determined that no impairment provision is necessary. See “Recently Issued Accounting Standards” below for further discussion of SFAS 142.

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

MODIFIED COINSURANCE DEPOSIT LIABILITY: Cash received as part of the modified coinsurance transaction described in Note 5 is recorded as a deposit liability. Deposits from the reinsured business are allocated to pay down the liability pursuant to a repayment schedule.

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

RECENTLY ISSUED ACCOUNTING STANDARDS: On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). This statement requires the Company to recognize all derivatives in the balance sheet and measure these derivatives at fair value. The recognition of the change in

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

In January 2001, the Emerging Issues Task Force (“EITF”) issued EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”). EITF 99-20 provides guidance on the calculation of interest income and the recognition of impairments related to beneficial interests held in an investment portfolio. Beneficial interests are investments that represent rights to receive specified cash flows from a pool of underlying assets (i.e. collateralized debt obligations). The Company recorded $15,910,000 of additional impairments($10,342,000 net of tax) pursuant to the implementation of EITF 99-20. This adjustment was recorded as a cumulative effect of accounting change in the consolidated statement of income and comprehensive income for 2001.

In June 2001, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires the Company to discontinue the amortization of goodwill on its consolidated statement of income and comprehensive income and is effective as of January 1, 2002. SFAS 142 requires goodwill to be subject to an assessment of impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process prescribed in SFAS 142, whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. SFAS 142 also requires the completion of a transitional impairment test in the year of adoption, with any identified impairments recognized as a cumulative effect of an accounting change. The Company has evaluated the impact of the impairment provisions of SFAS 142 as of December 31, 2003, and has determined that no impairment is required to be recorded to the carrying value of the Company’s goodwill balance.

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

In July 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Non-traditional Long-Duration Contracts and for Separate Accounts” (“SOP-03-1”). FASB did not object to the issuance of SOP 03-1. This statement is effective for the Company as of January 1, 2004.

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

In addition, SOP 03-1 will require the Company to recognize a liability for guaranteed minimum death benefits, guaranteed minimum income benefits and enhanced earnings benefits and modify certain disclosures and financial statement presentations for these products. The Company’s estimate of this liability, including the impact on DAC, will result in a one-time cumulative accounting charge upon adoption of approximately $52 million ($79 million pre-tax) to be recorded in the first quarter of 2004.

3.	INVESTMENTS

The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks by major category follow:

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
AT DECEMBER 31, 2003:

Securities of the United States Government	$22,393	$24,292
Mortgage-backed securities	1,148,452	1,191,817
Securities of public utilities	352,998	365,150
Corporate bonds and notes	2,590,254	2,697,142
Redeemable preferred stocks	21,515	22,175
Other debt securities	1,215,571	1,205,224

Total	$5,351,183	$5,505,800

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	INVESTMENTS (Continued)

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
AT DECEMBER 31, 2002:

Securities of the United States Government	$32,531	$32,820
Mortgage-backed securities	1,476,100	1,547,568
Securities of public utilities	311,951	311,604
Corporate bonds and notes	2,757,880	2,776,021
Redeemable preferred stocks	21,515	21,575
Other debt securities	892,700	838,981

Total	$5,492,677	$5,528,569

The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks by contractual maturity, as of December 31, 2003, follow:

	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$164,842	$167,073
Due after one year through five years	2,050,327	2,119,273
Due after five years through ten years	1,485,944	1,522,642
Due after ten years	501,618	504,995
Mortgage-backed securities	1,148,452	1,191,817

Total	$5,351,183	$5,505,800

Actual maturities of bonds, notes and redeemable preferred stocks may differ from those shown above due to prepayments and redemptions.

Gross unrealized gains and losses on bonds, notes and redeemable preferred stocks by major category follow:

	Gross	Gross
	Unrealized	Unrealized
	Gains	Losses
	(In thousands)
AT DECEMBER 31, 2003:

Securities of the United States Government	$1,898	$—
Mortgage-backed securities	46,346	(2,980)
Securities of public utilities	13,467	(1,315)
Corporate bonds and notes	127,996	(21,108)
Redeemable preferred stocks	660	—
Other debt securities	24,366	(34,713)

Total	$214,733	$(60,116)

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	INVESTMENTS (Continued)

	Gross	Gross
	Unrealized	Unrealized
	Gains	Losses
	(In thousands)
AT DECEMBER 31, 2002:

Securities of the United States Government	$1,174	$(885)
Mortgage-backed securities	72,364	(896)
Securities of public utilities	11,514	(11,861)
Corporate bonds and notes	109,067	(90,926)
Redeemable preferred stocks	60	—
Other debt securities	10,797	(64,516)

Total	$204,976	$(169,084)

Gross unrealized gains on equity securities aggregated $112,000 at December 31, 2003 and $76,000 at December 31, 2002. Gross unrealized losses on equity securities aggregated $20,000 at December 31, 2003 and $1,578,000 at December 31, 2002.

The following table summarizes the Company’s gross unrealized losses and estimated fair values on investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003.

	Less than 12 Months			12 Months or More			Total
(In thousands)	Market	Unrealized		Market	Unrealized		Market	Unrealized
December 31, 2003	Value	Losses	Items	Value	Losses	Items	Value	Losses	Items
Mortgage-backed securities	$180,559	$2,882	49	$13,080	$98	6	$193,639	$2,980	55
Securities of public utilities	67,626	1,315	8	—	—		67,626	1,315	8
Corporate bonds & notes	276,373	17,086	54	30,383	4,022	5	306,756	21,108	59
Other debt securities	302,230	33,951	54	41,523	762	5	343,753	34,713	59

Total — Debt securities	826,788	55,234	165	84,986	4,882	16	911,774	60,116	181
Equity securities	366	20	1	250	—	1	616	20	2

Total	$827,154	$55,254	166	$85,236	$4,882	17	$912,390	$60,136	183

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	INVESTMENTS (Continued)

Gross realized investment gains and losses on sales of investments are as follows:

	Years ended December 31,
	2003	2002	2001
	(In thousands)
BONDS, NOTES AND REDEEMABLE
PREFERRED STOCKS:
Realized gains	$28,691	$24,681	$34,026
Realized losses	(9,612)	(32,532)	(25,258)
COMMON STOCKS:
Realized gains	561	—	164
Realized losses	(117)	(169)	—
OTHER INVESTMENTS:
Realized gains	—	—	—
Realized losses	—	—	(685)

The sources and related amounts of investment income (losses) are as follows:

	Years ended December 31,
	2003	2002	2001
	(In thousands)
Short-term investments	$794	$3,879	$8,422
Bonds, notes and redeemable preferred stocks	321,493	305,480	285,668
Mortgage loans	53,951	55,417	58,262
Partnerships	(3,890)	1,281	13,905
Policy loans	15,925	18,796	18,218
Common stocks	—	—	2
Real estate	(331)	(276)	(272)
Other invested assets	12,670	(4,664)	(4,975)
Less: investment expenses	(2,308)	(2,357)	(4,962)

Total investment income	$398,304	$377,556	$374,268

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	INVESTMENTS (Continued)

Investment income was attributable to the following products:

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Fixed annuities	$37,762	$41,856	$51,208
Variable annuities	239,863	201,766	164,422
Guaranteed investment contracts	20,660	28,056	36,073
Universal life insurance contracts	100,019	105,878	122,565

Total	$398,304	$377,556	$374,268

At December 31, 2003, no investments in any one entity or its affiliates exceeded 10% of the Company’s shareholder’s equity.

At December 31, 2003, bonds, notes and redeemable preferred stocks included $339,119,000 of bonds that were not rated investment grade. These non-investment-grade securities are comprised of bonds spanning 11 industries with 21% of these assets concentrated in financial institutions, 17% of these assets concentrated in utilities, 15% of these assets concentrated in telecommunications, 11% of these assets concentrated in transportation and 10% of these assets concentrated in noncyclical consumer products. No other industry concentration constituted more than 10% of these assets.

At December 31, 2003, mortgage loans were collateralized by properties located in 31 states, with loans totaling approximately 27%, 11% and 11% of the aggregate carrying value of the portfolio secured by properties located in California, Michigan and New York. No more than 10% of the portfolio was secured by properties in any other single state.

At December 31, 2003, the carrying value, which approximates market value, of all investments in default as to the payment of principal or interest totaled $49,607,000 of bonds.

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

At December 31, 2003, $10,245,000 of bonds, at amortized cost, was on deposit with regulatory authorities in accordance with statutory requirements.

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

AIG SUNAMERICA LIFE ASSURANCE COMPANY
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

The estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002 compared with their respective carrying values, are as follows:

	Carrying	Fair
	Value	Value
	(In thousands)
DECEMBER 31, 2003:

ASSETS:
Cash and short-term investments	$85,188	$85,188
Bonds, notes and redeemable preferred stocks	5,505,800	5,505,800
Mortgage loans	716,846	774,758
Policy loans	200,232	200,232
Separate account seed money	17,815	17,815
Common stocks	727	727
Partnerships	1,312	1,685
Securities lending collateral	514,145	514,145
Variable annuity assets held in separate accounts	19,178,796	19,178,796

LIABILITIES:
Reserves for fixed annuity contracts	$4,274,329	$4,225,329
Reserves for guaranteed investment contracts	218,032	223,553
Securities lending payable	514,145	514,145
Variable annuity liabilities related to separate accounts	19,178,796	19,178,796

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Carrying	Fair
	Value	Value
	(In thousands)
DECEMBER 31, 2002:

ASSETS:
Cash and short-term investments	$65,872	$65,872
Bonds, notes and redeemable preferred stocks	5,528,569	5,528,569
Mortgage loans	738,601	818,022
Policy loans	215,846	215,846
Separate account seed money	25,366	25,366
Common stocks	2,609	2,609
Partnerships	8,766	7,504
Securities lending collateral	585,760	585,760
Variable annuity assets held in separate accounts	14,758,642	14,758,642

LIABILITIES:
Reserves for fixed annuity contracts	$4,285,098	$4,173,950
Reserves for guaranteed investment contracts	359,561	367,393
Securities lending payable	585,760	585,760
Variable annuity liabilities related to separate accounts	14,758,642	14,758,642

5.	REINSURANCE

GUARANTEED MINIMUM DEATH BENEFIT (“GMDB”): A majority of the Company’s variable annuity products are issued with a death benefit feature which provides that, upon the death of a contractholder, the contractholder’s beneficiary will receive the greater of (1) the contractholder’s account value, or (2) a guaranteed minimum death benefit that varies by product (the GMDB). Depending on the product, the GMDB may equal the principal invested, adjusted for withdrawals; the principal invested, adjusted for withdrawals, accumulated at up to 5% per annum (subject to certain caps); or an amount equal to the highest account value in effect on any anniversary date under the contract. These benefits have issue age and other restrictions to reduce mortality risk exposure. The Company bears the risk that death claims following a decline in the financial markets may exceed contractholder account balances, and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. At December 31, 2003, a portion of the GMDB risk on approximately 33% (calculated based on current account value) of the contracts with such features had been reinsured. Approximately half of this reinsurance will cease on March 31, 2004. In 2003, a substantial majority of contracts sold have reinsurance coverage. However, the Company does not currently have reinsurance coverage on the majority of the contracts to be sold after 2003. Reinsurance coverage is subject to limitations such as caps and deductibles. GMDB reinsurance premiums of $20,691,000, $15,544,000 and $8,200,000 were netted against variable annuity policy fees in 2003, 2002 and 2001, respectively. GMDB-

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	REINSURANCE (Continued)

related contractholder benefits incurred, net of related reinsurance, were $63,268,000 (net of $8,042,000 of reinsurance recoveries), $67,492,000 (net of $8,362,000 of reinsurance recoveries) and $17,839,000 (net of $3,767,000 of reinsurance recoveries) for 2003, 2002 and 2001, respectively. In accordance with Generally Accepted Accounting Principles, the Company expenses such benefits in the period incurred, and therefore does not provide reserves for future benefits. However, effective January 1, 2004, the company will be required to record a liability for GMDBs (see Note 2).

EARNINGS ENHANCEMENT BENEFIT (“EEB”): The Company issues certain variable annuity products that offer an optional Earnings Enhancement Benefit (EEB) feature. This optional feature provides an additional death benefit, for which the Company assesses a separate charge to contractholders who elect the feature. The EEB provides an additional death benefit amount equal to a fixed percentage of earnings in the contract, subject to certain maximums. The percentages vary by issue age and policy duration. The Company bears the risk that account values following favorable performance of the financial markets will result in greater EEB death claims and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. At December 31, 2003, approximately 8% (calculated based on current account value) of in-force contracts include EEB coverage, with 95% of the EEB risk fully reinsured. EEB reinsurance premiums of $4,045,000 and $2,106,000 were netted against variable annuity policy fees in 2003 and 2002, respectively. There were no EEB reinsurance premium in 2001.

GUARANTEED MINIMUM INCOME BENEFIT (“GMIB”): The Company issues certain variable annuity products that contain or offer a Guaranteed Minimum Income Benefit (“GMIB”) living benefit feature. This feature provides a minimum annuity payment guarantee for those contractholders who choose to receive fixed lifetime annuity payments after a seven, nine or ten-year waiting period in their deferred annuity contracts. The Company bears the risk that the performance of the financial markets will not be sufficient for accumulated policyholder account balances to support GMIB benefits and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. Substantially all of the Company’s products containing the GMIB feature have been reinsured; furthermore, substantially all of the GMIB risk per individual reinsured contract has been transferred to the reinsurer. However, the Company does not currently have reinsurance coverage on contracts to be sold after the middle of 2004. GMIB reinsurance premiums of $6,059,000, $4,902,000 and $5,047,000 were netted against variable annuity policy fees in 2003, 2002 and 2001, respectively.

The universal life insurance contracts are subject to reinsurance ceded agreements. In order to limit the exposure to loss on any single insured, the Company entered into a reinsurance treaty effective January 1, 1999 under which the Company retains no more than $100,000 of risk on any one insured life. Reinsurance premiums of $33,710,000, $34,098,000 and $34,011,000 were netted against universal life insurance fees in 2003, 2002 and 2001, respectively. Reinsurance recoveries were $34,036,000, $29,171,000 and $31,591,000 in 2003, 2002 and 2001, respectively. Total reserve credits of $3,705,000 and $3,641,000 were taken against the life insurance reserves at December 31, 2003 and 2002, respectively.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	REINSURANCE (Continued)

On August 1, 1999, the Company entered into a modified coinsurance transaction, approved by the Arizona Department of Insurance, which involved the ceding of approximately $6,000,000,000 of variable annuities to ANLIC Insurance Company (Hawaii), a non-affiliated stock life insurer. As part of the transaction, the Company received cash in the amount of $150,000,000 and recorded a corresponding deposit liability. As payments are made to the reinsurer, the deposit liability is relieved. For the year ended December 31, 2003, the Company recorded income of $7,591,000 from this program, as compared to an income of $6,418,000 for the year ended December 31, 2002 and a cost of $6,909,000 for the year ended December 31, 2001. These amounts are reported as a component of general and administrative expenses in the consolidated statement of income and comprehensive income.

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

6.	COMMITMENTS AND CONTINGENT LIABILITIES

The Company has entered into seven agreements in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. The maximum liability under these guarantees at December 31, 2003 is $557,775,000. Related to each of these agreements are participation agreements with the Parent under which the Parent will share in $222,524,000 of these liabilities in exchange for a proportionate percentage of the fees received under these agreements. The expiration dates of these commitments are as follows: $21,930,000 in 2004, $385,845,000 in 2005 and $150,000,000 in 2006. The Internal Revenue Service has initiated examinations into the transactions underlying these commitments, including the Company’s role in the transactions. The Company is fully cooperating with the IRS. Management does not anticipate any material losses with respect to these commitments.

At December 31, 2003, the Company was obligated to purchase approximately $18,000,000 of asset backed securities in the ordinary course of business. The expiration dates of these commitments are as follows: $11,000,000 in 2004 and $7,000,000 in 2006.

Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and other matters are not considered material in relation to the financial position, results of operations or cash flows of the Company.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

The Company’s insurance policy obligations are guaranteed by American Home Assurance Company (“American Home”), a subsidiary of AIG, and a member of an AIG intercompany pool, and the belief that the Company is viewed as a strategically important member of AIG. This guarantee is unconditional and irrevocable, and the Company’s policyholders have the right to enforce the guarantee directly against American Home.

The Company has a support agreement in effect between the Company and AIG (the “Support Agreement”), pursuant to which AIG has agreed that AIG will cause the Company to maintain a policyholder’s surplus of not less than $1,000,000 or such greater amount as shall be sufficient to enable the Company to perform its obligations under any policy issued by it. The Support Agreement also provides that if the Company needs funds not otherwise available to it to make timely payment of its obligations under policies issued by it, AIG will provide such funds at the request of the Company. The Support Agreement is not a direct or indirect guarantee by AIG to any person of any obligations of the Company. AIG may terminate the Support Agreement with respect to outstanding obligations of the Company only under circumstances where the Company attains, without the benefit of the Support Agreement, a financial strength rating equivalent to that held by the Company with the benefit of the Support Agreement. Policyholders have the right to cause the Company to enforce its rights against AIG and, if the Company fails or refuses to take timely action to enforce the Support Agreement or if the Company defaults in any claim or payment owed to such policyholder when due, have the right to enforce the Support Agreement directly against AIG.

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

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	SHAREHOLDER’S EQUITY

The Company is authorized to issue 4,000 shares of its $1,000 par value Common Stock. At December 31, 2003 and 2002, 3,511 shares were outstanding.

Changes in shareholder’s equity are as follows:

	Years ended December 31,
	2003	2002	2001
		(In thousands)
ADDITIONAL PAID-IN CAPITAL:
Beginning balances	$1,125,753	$925,753	$493,010
Capital contributions by Parent	—	200,000	—
Contribution of subsidiary by Parent	—	—	432,743

Ending balances	$1,125,753	$1,125,753	$925,753

RETAINED EARNINGS:
Beginning balances	$175,871	$694,004	$697,730
Net income	85,672	34,251	90,369
Dividends paid to Parent	—	—	(94,095)
Distribution of subsidiary to Parent	—	(552,384)	—

Ending balances	$261,543	$175,871	$694,004

ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS):
Beginning balances	$16,504	$(29,272)	$(65,582)
Change in net unrealized gains (losses) on debt securities available for sale	118,725	98,718	59,844
Change in net unrealized gains (losses) on equity securities available for sale	1,594	(1,075)	(400)
Change in adjustment to deferred acquisition costs	(34,000)	(25,000)	(5,800)
Cumulative effect of accounting change, net of tax	—	—	1,389
Net change related to cash flow hedges	—	(2,218)	81
Tax effects of net changes	(30,213)	(24,649)	(18,804)

Ending balances	$72,610	$16,504	$(29,272)

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	SHAREHOLDER’S EQUITY (Continued)

Gross unrealized gains (losses) on fixed maturity and equity securities included in accumulated other comprehensive income are as follows:

	December 31,	December 31,
	2003	2002
	(In thousands)
Gross unrealized gains	$214,845	$205,052
Gross unrealized losses	(60,136)	(170,662)
Adjustment to DAC	(43,000)	(9,000)
Deferred income taxes	(39,099)	(8,886)

Accumulated other comprehensive income	$72,610	$16,504

On October 30, 2002, the Company received a capital contribution of $200,000,000 in cash from the Parent.

On January 1, 2002, the Company declared a distribution to its Parent of 100% of the outstanding capital stock of its then consolidated subsidiary, Saamsun. Pursuant to this distribution, Saamsun became a direct wholly owned subsidiary of the Parent. Saamsun held the Company’s asset management and broker-dealer segments. This distribution reduced the Company’s shareholder’s equity by $552,384,000, cash and short term investments by $82,873,000, partnerships by $443,369,000, deferred acquisition costs by $98,428,000, other assets by $108,163,000, other liabilities by $121,635,000 and subordinated notes payable to affiliates by $58,814,000. Pretax income in future periods will be reduced by the earnings of the Company’s asset management and broker-dealer operations, substantially offset by a profit sharing agreement on fees earned on variable annuity subaccounts (see Note 9). Net loss from these operations, on a combined basis, totaled $9,491,000 for the year ended December 31, 2001.

On January 1, 2001, the Parent contributed all of its ownership interests in SA Affordable Housing, LLC (“SAAH LLC”), a wholly owned subsidiary, to the Company. The Company subsequently contributed all of its ownership interests in SAAH LLC to Saamsun. All of SAAH LLC’s ownership interests were ultimately contributed to SAAMCO. SAAH LLC has investments in limited partnership interests whose primary purpose is the generation of rehabilitation tax credits, low income housing credits and passive losses. Realized tax credits are realized by its direct Parent, SAAMCO. At the time of the contribution, SAAH LLC had partnership assets of $432,120,000, other assets of $623,000 and shareholder’s equity of $432,743,000. SAAH LLC’s results of operations are included within the asset management operations. As a result of this transfer, additional paid-in capital was increased by $432,743,000. This contribution was approved by the Arizona Department of Insurance.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	SHAREHOLDER’S EQUITY (Continued)

Dividends that the Company may pay to its shareholder in any year without prior approval of the Arizona Department of Insurance are limited by statute. The maximum amount of dividends which can be paid to shareholders of insurance companies domiciled in the state of Arizona without obtaining the prior approval of the Insurance Commissioner is limited to the lesser of either 10% of the preceding year’s statutory surplus or the preceding year’s statutory net gain from operations if, after paying the dividend, the Company’s capital and surplus would be adequate in the opinion of the Arizona Department of Insurance. Accordingly, the maximum amount of dividends that can be paid to stockholders in the year 2004 without obtaining prior approval is $59,884,000. No dividends were paid in the years ended December 31, 2003 and 2002. Dividends of $94,095,000 were paid on April 2, 2001.

Under statutory accounting principles utilized in filings with insurance regulatory authorities, the Company’s net income totaled $89,071,000 for the year ended December 31, 2003 and net losses of $180,737,000 and $122,322,000 for the years ended December 31, 2002 and 2001, respectively. The Company’s statutory capital and surplus totaled $602,348,000 at December 31, 2003 and $463,905,000 at December 31, 2002.

8.	INCOME TAXES

The components of the provisions for federal income taxes on pretax income consist of the following:

	Years ended December 31,
	2003	2002	2001
	(In thousands)

Current	$122,445	$(126,685)	$(105,158)
Deferred	(100,685)	128,748	126,010

Total income tax expense	$21,760	$2,063	$20,852

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	INCOME TAXES (Continued)

Income taxes computed at the United States federal income tax rate of 35% and income taxes provided differ as follows:

	Years ended December 31,
	2003	2002	2001
	(In thousands)

Amount computed at statutory rate	$37,601	$12,710	$42,547
Increases (decreases) resulting from:
Amortization of differences between book and tax bases of net assets acquired	—	—	613
State income taxes, net of federal tax benefit	—	—	4,072
Dividends received deduction	(15,920)	(10,117)	(13,406)
Tax credits	—	—	(16,758)
Other, net	79	(530)	3,784

Total income tax expense	$21,760	$2,063	$20,852

For United States federal income tax purposes, certain amounts from life insurance operations are accumulated in a policyholders’ surplus account and are taxed only when distributed to shareholders or when such account exceeds prescribed limits. The accumulated policyholders’ surplus was $14,304,000 at December 31, 2003. The Company does not anticipate any transactions which would cause any part of this surplus to be taxable.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	INCOME TAXES (Continued)

The significant components of the liability for Deferred Income Taxes are as follows:

	December 31,	December 31,
	2003	2002
	(In thousands)
DEFERRED TAX LIABILITIES:

Deferred acquisition costs	$455,151	$423,823
Other liabilities	—	42,289
Net unrealized gains on debt and equity securities available for sale	39,098	8,885

Total deferred tax liabilities	494,249	474,997

DEFERRED TAX ASSETS:

Investments	(24,436)	(13,591)
Contractholder reserves	(158,112)	(84,943)
Guaranty fund assessments	(3,408)	(3,774)
Deferred income	(21,881)	(16,416)
Other assets	(5,013)	(4,401)

Total deferred tax assets	(212,850)	(123,125)

Deferred income taxes	$281,399	$351,872

In the Company’s opinion, the deferred taxes will be fully realized and no valuation allowance is necessary because the Company has the ability to generate sufficient future taxable income to realize the tax benefits.

9.	RELATED-PARTY MATTERS

As discussed in Notes 1 and 7, the Company declared a distribution to the Parent, effective January 1, 2002, of 100% of the outstanding common stock of its consolidated subsidiary, Saamsun.

For the years ended December 31, 2003 and December 31, 2002, the Company paid commissions totaling $51,716,000 and $59,058,000 to nine affiliated broker-dealers: Royal Alliance Associates, Inc.; SunAmerica Securities, Inc.; Advantage Capital Corporation; FSC Services Corporation; Sentra Securities Corporation; Spelman & Co., Inc.; VALIC Financial Advisors; American General Financial Advisors and Franklin Financial Services Corporation, respectively. Royal Alliance Associates, Inc. was a wholly owned subsidiary of the Company prior to January 1, 2002. For the year ended December 31, 2001, the Company paid commissions totaling $40,567,000 to six affiliated broker-dealers: SunAmerica Securities, Inc.; Advantage Capital Corporation; FSC Services Corporation; Sentra Securities Corporation; Spelman & Co., Inc. and VALIC Financial Advisors. These affiliated broker-dealers, distribute a significant portion of the Company’s variable annuity products, amounting to approximately 24.0%, 31.2% and 26.0% of deposits for each of the respective periods. Of the Company’s mutual fund sales, 26.3% was distributed by these affiliated broker-dealers for the year ended December 31, 2001.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	RELATED-PARTY MATTERS (Continued)

Pursuant to a cost allocation agreement, the Company purchases administrative, investment management, accounting, marketing and data processing services from its Parent, AIGRS and AIG. The allocation of such costs for investment management services is based on the level of assets under management. The allocation of costs for other services is based on estimated levels of usage, transactions or time incurred in providing the respective services. Amounts paid for such services totaled $126,531,000 for the year ended December 31, 2003, $119,981,000 for the year ended December 31, 2002 and $130,178,000 for the year ended December 31, 2001. The component of such costs that relate to the production or acquisition of new business during these periods amounted to $48,733,000, $49,004,000 and $68,757,000, respectively, and is deferred and amortized as part of deferred acquisition costs. The other components of such costs are included in general and administrative expenses in the consolidated statement of income and comprehensive income.

The Company paid $500,000, $790,000 and $219,000 of management fees to an affiliate of the Company to administer its securities lending program for the years ended December 31, 2003, 2002 and 2001, respectively (see Note 2).

The majority of the Company’s invested assets are managed by an affiliate of the Company. The investment management fees incurred were $2.3 million, $2.4 million and $5.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

In December 2003, the Company purchased an affiliated bond with a carrying value of $37,129,000.

On June 10, 2002, the Company entered into a profit sharing agreement with AIG SunAmerica Asset Management Corp. (“SAAMCO”), a former subsidiary of the Company and registered investment advisor, whereby SAAMCO will contribute to the Company on a quarterly basis its profits earned in connection with its role as investment advisor and/or business manager to several open-end investment management companies registered under the Investment Company Act of 1940, as amended, that fund the variable investment options available to investors through the Company’s variable annuity contracts (the “SAAMCO Agreement”). The SAAMCO Agreement is retroactive to January 1, 2002. Variable annuity fees of $60,458,000 and $62,562,000 were included in the consolidated statement of income and comprehensive income relating to the SAAMCO Agreement for the years ended December 31, 2003 and 2002. Of this amount $54,753,000 and $57,745,000 has been paid to the Company in 2003 and 2002 and $5,705,000 and $4,817,000 remained receivables from SAAMCO at December 31, 2003 and 2002, respectively.

On September 26, 2001, the Company entered into a short-term financing arrangement with AIGRS, whereby the Company has the right to borrow up to $500,000,000 from AIGRS. Any advances made by AIGRS under this agreement must be repaid within 30 days. No borrowings were outstanding under this agreement at December 31, 2003 or December 31, 2002.

On December 19, 2001, the Company entered into a short-term financing arrangement with AIGRS, whereby AIGRS has the right to borrow up to

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	RELATED-PARTY MATTERS (Continued)

$500,000,000 from the Company. Any advances made by the Company under this agreement must be repaid within 30 days. No borrowings were outstanding under this agreement at December 31, 2003. At December 31, 2002, $50,000,000 was due to the Company under this agreement. This receivable was collected in January 2003 and was included in due from affiliates on the balance sheet at December 31, 2002.

On September 26, 2001, the Company entered into a short-term financing arrangement with an affiliate, SunAmerica Investments, Inc., whereby the Company has the right to borrow up to $500,000,000 from SunAmerica Investments, Inc. Any advances made by SunAmerica Investments, Inc. under this agreement must be repaid within 30 days. At December 31, 2003, the Company owed $14,000,000 under this agreement. This payable was paid in January 2004 and was included in due to affiliates on the balance sheet at December 31, 2003. No borrowings were outstanding under this agreement at December 31, 2002.

On December 19, 2001, the Company entered into a short-term financing arrangement with an affiliate, SunAmerica Investments, Inc., whereby SunAmerica Investments, Inc. has the right to borrow up to $500,000,000 from the Company. Any advances made by the Company under this agreement must be repaid within 30 days. No borrowings were outstanding under this agreement at December 31, 2003 or December 31, 2002.

10.	BUSINESS SEGMENTS

As a result of the distribution of Saamsun to the Parent on January 1, 2002, the Company had one business segment in 2003 and 2002, annuity operations (see Note 7). Prior to January 1, 2002, the Company had three business segments: annuity operations, asset management operations and broker-dealer operations. The accounting policies of the segments are the same as those described in Note 2. The Company evaluates performance based on profit or loss from operations before income taxes. There were no intersegment revenues for the year ended December 31, 2001. Substantially all of the Company’s revenues are derived from the United States. The Parent makes expenditures for long-lived assets for the Company and allocates depreciation of such assets to the Company.

Products for the annuity operations and asset management operations are marketed through affiliated and independent broker-dealers, full-service securities firms and financial institutions. One independent selling organization in the annuity operations represented 14.6% of sales in the year ended December 31, 2003, 11.9% of sales in the year ended December 31, 2002 and 12.2% of sales in the year ended December 31, 2001. No other independent selling organization was responsible for 10% or more of sales for any such period. For the year ended December 31, 2001, there was no single independent selling organization that accounted for 10% or more of sales in the asset management operations. Registered representatives sell products offered by the broker-dealer operations. Revenue from any single registered representative or group of registered representatives does not compose a material percentage of total revenues in the broker-dealer operations for the year ended December 31, 2001.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	BUSINESS SEGMENTS (Continued)

Summarized data for the Company’s business segments follow:

		Asset	Broker-
	Annuity	Management	Dealer
	Operations	Operations	Operations	Total
	(In thousands)
YEAR ENDED DECEMBER 31, 2003:

REVENUES:
Fee income:
Variable annuity fees	$290,132	$—	$—	$290,132
Universal life insurance fees	35,816	—	—	35,816
Surrender charges	27,733	—	—	27,733
Other fees	—	—	—	—

Total fee income	353,681	—	—	353,681

Investment income	398,304	—	—	398,304
Net realized investment losses	(30,354)	—	—	(30,354)

Total revenues	721,631	—	—	721,631

BENEFITS AND EXPENSES:
Interest expense	237,585	—	—	237,585
General and administrative expenses	83,013	—	—	83,013
Amortization of deferred acquisition costs	156,906	—	—	156,906
Annual commissions	55,661	—	—	55,661
Claims on universal life contracts, net of reinsurance	17,766	—	—	17,766
Guaranteed minimum death benefits, net of reinsurance recoveries	63,268	—	—	63,268

Total benefits and expenses	614,199	—	—	614,199

Pretax income before cumulative effect of accounting change	$107,432	$—	$—	$107,432

Total assets	$27,781,851	$—	$—	$27,781,851

Expenditures for long-lived assets	$—	$—	$—	$—

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	BUSINESS SEGMENTS (Continued)

		Asset	Broker-
	Annuity	Management	Dealer
	Operations	Operations	Operations	Total
		(In thousands)
YEAR ENDED DECEMBER 31, 2002:

REVENUES:
Fee income:
Variable annuity fees	$295,509	$—	$—	$295,509
Universal life insurance fees	36,253	—	—	36,253
Surrender charges	32,507	—	—	32,507
Other fees	3,305	—	—	3,305

Total fee income	367,574	—	—	367,574

Investment income	377,556	—	—	377,556
Net realized investment losses	(65,811)	—	—	(65,811)

Total revenues	679,319	—	—	679,319

BENEFITS AND EXPENSES:
Interest expense	234,261	—	—	234,261
General and administrative expenses	79,287	—	—	79,287
Amortization of deferred acquisition costs	187,860	—	—	187,860
Annual commissions	58,389	—	—	58,389
Claims on universal life contracts, net of reinsurance	15,716	—	—	15,716
Guaranteed minimum death benefits, net of reinsurance recoveries	67,492	—	—	67,492

Total benefits and expenses	643,005	—	—	643,005

Pretax income before cumulative effect of accounting change	$36,314	$—	$—	$36,314

Total assets	$23,538,832	$—	$—	$23,538,832

Expenditures for long-lived assets	$—	$—	$—	$—

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	BUSINESS SEGMENTS (Continued)

		Asset	Broker-
	Annuity	Management	Dealer
	Operations	Operations	Operations	Total
		(In thousands)
YEAR ENDED DECEMBER 31, 2001:

REVENUES:
Fee income:
Variable annuity fees	$337,384	$11,499	$—	$348,883
Net retained commissions	—	2,210	45,362	47,572
Asset management fees	—	63,529	—	63,529
Universal life insurance fees	36,475	—	—	36,475
Surrender charges	24,911	—	—	24,911
Other fees	3,626	9,350	1,575	14,551

Total fee income	402,396	86,588	46,937	535,921

Investment income	358,710	14,988	570	374,268
Net realized investment losses	(59,784)	(32,927)	—	(92,711)

Total revenues	701,322	68,649	47,507	817,478

BENEFITS AND EXPENSES:
Interest expense	240,499	4,115	360	244,974
General and administrative expenses	80,026	27,430	29,486	136,942
Amortization of deferred acquisition costs	144,273	76,043	—	220,316
Annual commissions	58,278	—	—	58,278
Claims on universal life contracts, net of reinsurance	17,566	—	—	17,566
Guaranteed minimum death benefits, net of reinsurance recoveries	17,839	—	—	17,839

Total benefits and Expenses	558,481	107,588	29,846	695,915

Pretax income before cumulative effect of accounting change	$142,841	$(38,939)	$17,661	$121,563

Total assets	$26,207,279	$659,876	$72,950	$26,940,105

Expenditures for long-lived assets	$—	$614	$608	$1,222