Form 10-Q
period 2004-03-31
AIG SUNAMERICA LIFE ASSURANCE CO
filed 2004-05-14
CIK 6342

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT’S COMMON STOCK ON MAY 14, 2004 WAS AS FOLLOWS:

Common Stock (par value $1,000 per share)	3,511 shares outstanding

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

AIG SUNAMERICA LIFE ASSURANCE COMPANY

INDEX

Page
Number(s)
Part I — Financial Information
Consolidated Balance Sheet (Unaudited) — March 31, 2004 and December 31, 2003	3-4
Consolidated Statement of Operations and Comprehensive Income (Unaudited) — Three Months Ended March 31, 2004 and 2003	5-6
Consolidated Statement of Cash Flows (Unaudited) — Three Months Ended March 31, 2004 and 2003	7-8
Notes to Consolidated Financial Statements (Unaudited)	9-15
Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-32
Quantitative and Qualitative Disclosures About Market Risk	33
Disclosure Controls and Procedures	33
Part II — Other Information	34
Exhibits and Reports on 8-K	36

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31,	December 31,
	2004	2003
	(in thousands)
ASSETS
Investments and cash:
Cash and short-term investments	$142,186	$133,105
Bonds, notes and redeemable preferred stocks available for sale, at market value (amortized cost: March 31, 2004, $5,240,898; December 31, 2003, $5,351,183)	5,484,780	5,505,800
Mortgage loans	699,676	716,846
Policy loans	195,499	200,232
Mutual funds	21,913	21,159
Common stocks available for sale, at market value (cost: March 31, 2004, $1,625; December 31, 2003, $635)	1,632	727
Real estate	22,166	22,166
Securities lending collateral	668,717	514,145
Other invested assets	13,850	10,453

Total investments and cash	7,250,419	7,124,633

Variable annuity assets held in separate accounts	20,174,729	19,178,796
Accrued investment income	76,222	74,647
Deferred acquisition costs	1,339,331	1,345,332
Goodwill	14,038	14,038
Other assets	226,889	219,161

TOTAL ASSETS	$29,081,628	$27,956,607

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED BALANCE SHEET (Continued)
(Unaudited)

	March 31,	December 31,
	2004	2003
	(in thousands)
LIABILITIES AND SHAREHOLDER’S EQUITY
Reserves, payables and accrued liabilities:
Reserves for fixed annuity contracts	$4,170,479	$4,274,329
Reserves for universal life insurance contracts	1,587,907	1,609,233
Reserves for guaranteed investment contracts	213,487	218,032
Reserve for guaranteed benefits	72,123	12,022
Securities lending payable	668,717	514,145
Income taxes currently payable to Parent	64,755	5,038
Modified coinsurance deposit liability	—	4,738
Due to affiliates	13,546	19,289
Payable to brokers	12,420	1,140
Other liabilities	233,054	243,470

Total reserves, payables and accrued liabilities	7,036,488	6,901,436

Variable annuity liabilities related to separate accounts	20,174,729	19,178,796

Subordinated notes payable to affiliates	41,520	41,520

Deferred income taxes	276,817	296,931

Total liabilities	27,529,554	26,418,683

Shareholder’s equity:
Common stock	3,511	3,511
Additional paid-in capital	1,215,284	1,215,284
Retained earnings	213,046	246,519
Accumulated other comprehensive income	120,233	72,610

Total shareholder’s equity	1,552,074	1,537,924

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$29,081,628	$27,956,607

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
	(in thousands)
REVENUES
Fee income:
Variable annuity fees, net of reinsurance	$91,004	$64,406
Asset management fees	18,108	10,921
Universal life insurance policy fees, net of reinsurance	9,192	8,970
Surrender charges	6,999	7,570
Other fees	3,621	3,337

Total fee income	128,924	95,204

Investment income	87,170	96,908
Net realized investment losses	(11,393)	(3,272)

Total revenues	204,701	188,840

BENEFITS AND EXPENSES
Interest expense:
Fixed annuity contracts	35,236	38,765
Universal life insurance contracts	18,481	19,102
Guaranteed investment contracts	1,335	2,016
Subordinated notes payable	560	842

Total interest expense	55,612	60,725

General and administrative expenses	36,224	29,987
Amortization of deferred acquisition costs	31,442	43,962
Annual commissions	15,014	14,178
Claims on universal life contracts, net of reinsurance recoveries	4,823	5,513
Guaranteed minimum death benefits, net of reinsurance recoveries	17,774	21,976

Total benefits and expenses	160,889	176,341

PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	43,812	12,499

Income tax expense	12,196	1,881

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	31,616	10,618

Cumulative effect of accounting change, net of tax	(62,589)	—

NET INCOME (LOSS)	$(30,973)	$10,618

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
For the three months ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
	(in thousands)
OTHER COMPREHENSIVE INCOME, NET OF TAX:

Net unrealized gains on fixed maturity and equity securities available for sale identified in the current period less related amortization of deferred acquisition costs	$65,852	$18,520

Less reclassification adjustment for net realized losses included in net income	7,414	1,355

Income tax expense	(25,643)	(6,956)

OTHER COMPREHENSIVE INCOME	47,623	12,919

COMPREHENSIVE INCOME	$16,650	$23,537

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(30,973)	$10,618
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	62,589	—
Interest credited to:
Fixed annuity contracts	35,236	38,765
Universal life insurance contracts	18,481	19,102
Guaranteed investment contracts	1,335	2,016
Net realized investment losses	11,393	3,272
Amortization of premium (discount) on securities	(3,735)	4,169
Amortization of deferred acquisition costs	31,442	43,962
Acquisition costs deferred	(76,225)	(57,874)
Depreciation of fixed assets	427	348
Provision for deferred income taxes	(12,055)	21,736
Change in:
Accrued investment income	(1,575)	(8,018)
Other assets	(13,616)	(12,070)
Income taxes currently payable to Parent	59,718	(9,674)
Due to affiliates	(5,743)	(30,478)
Other liabilities	(6,917)	9,609
Other, net	4,771	6,388

NET CASH PROVIDED BY OPERATING ACTIVITIES	74,553	41,871

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds, notes and redeemable preferred stocks	(708,678)	(855,046)
Mortgage loans	—	(131)
Other investments, excluding short-term investments	(88)	(8,171)
Sales of:
Bonds, notes and redeemable preferred stocks	592,988	576,332
Other investments, excluding short-term investments	485	52
Redemptions and maturities of:
Bonds, notes and redeemable preferred stocks	224,361	259,602
Mortgage loans	17,469	11,213
Other investments, excluding short-term investments	4,818	54,973
Purchase of fixed assets	(45)	(1,430)
Sales of fixed assets	—	66

NET CASH PROVIDED BY INVESTING ACTIVITIES	$131,310	$37,460

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
For the three months ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
	(in thousands)
CASH FLOW FROM FINANCING ACTIVITIES:
Deposits received on:
Fixed annuity contracts	$372,567	$428,057
Universal life insurance contracts	11,252	11,310
Net exchanges from the fixed accounts of variable annuity contracts	(386,957)	(58,019)
Withdrawal payments on:
Fixed annuity contracts	(104,031)	(139,659)
Universal life insurance contracts	(17,414)	(14,100)
Guaranteed investment contracts	(5,583)	(4,753)
Claims and annuity payments on:
Fixed annuity contracts	(28,281)	(29,313)
Universal life insurance contracts	(31,097)	(34,172)
Net payment related to a modified coinsurance transaction	(4,738)	(4,862)
Dividend paid to Parent	(2,500)	(10,187)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(196,782)	144,302

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS	9,081	223,633

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	133,105	116,882

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$142,186	$340,515

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid on indebtedness	$560	$842

Income taxes paid to Parent	$47,424	$—

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

AIG SunAmerica Life Assurance Company (formerly Anchor National Life Insurance Company) (the “Company”) is a direct wholly owned subsidiary of SunAmerica Life Insurance Company (the “Parent”), which is a wholly owned subsidiary of AIG Retirement Services, Inc. (“AIGRS”)(formerly AIG SunAmerica Inc.), a wholly owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities, financial services, retirement savings and asset management. The Company is an Arizona-domiciled life insurance company principally engaged in the business of writing variable annuities directed to the market for tax-deferred, long-term savings products. It also administers closed blocks of fixed annuities, universal life policies and guaranteed investment contracts (“GICs”).

The Company changed its name to AIG SunAmerica Life Assurance Company on January 24, 2002. The Company continued to do business as Anchor National Life Insurance Company until February 28, 2003, at which time it began doing business under its new name.

Effective January 1, 2004, the Parent contributed to the Company 100% of the outstanding capital stock of its consolidated subsidiary, AIG SunAmerica Asset Management Corp. (“SAAMCo”) (formerly SunAmerica Asset Management Corp.) which in turn has two wholly owned subsidiaries: AIG SunAmerica Capital Services, Inc. (“SACS”) (formerly SunAmerica Capital Services, Inc.) and AIG SunAmerica Fund Services, Inc. (“SFS”) (formerly SunAmerica Fund Services, Inc.). Pursuant to this contribution, SAAMCo became a direct wholly owned subsidiary of the Company. This contribution increased the Company’s shareholder’s equity by $74,507,000. Pretax income from the asset management operation totaled $5,307,000 for the three months ended March 31, 2004. Assets, liabilities and shareholder’s equity at December 31, 2003 were restated to include $174,756,000, $100,249,000 and $74,507,000, respectively, of SAAMCo balances. Similarly, the results of operations and cash flows for the three months ended March 31, 2003 have been restated for the addition to pretax income of $120,000 to reflect the SAAMCo activity.

SAAMCo comprises the Company’s asset management segment (see Note 6) along with its wholly owned distributors, SACS and SFS. These companies earn fee income by distributing and managing a diversified family of mutual funds, managing certain subaccounts within the Company’s variable annuity products and providing professional management of individual, corporate and pension plan portfolios.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary, consisting of normal recurring items, to present fairly the Company’s consolidated financial position as of March 31, 2004 and December 31, 2003 and the results of its consolidated operations and its consolidated cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003, contained in the Company’s 2003 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). This statement was effective as of January 1, 2004, and requires the Company to recognize a liability for guaranteed minimum death benefits and other living benefits related to its variable annuities and modifies certain disclosures and financial statement presentations for these products. In addition, SOP 03-1 addresses the presentation and reporting of separate accounts and the capitalization and amortization of sales inducements. The Company reported for the first quarter of 2004 a one-time cumulative accounting charge upon

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.	RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

adoption of $62,589,000 ($96,291,000 pre-tax) to reflect the liability and the related impact of deferred acquisition costs (“DAC”) and reinsurance as of January 1, 2004.

The Company issues variable annuities for which and the investment risk is generally borne by, the contract holder in all but the fixed-rate account options. For many of the Company’s variable annuities, the Company contractually guarantees to the contract holder either (a) total deposits made to the contract less any partial withdrawals plus a minimum return (and in minor instances, no minimum returns), or (b) the highest contract value on a specified anniversary date minus any withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period. Such benefits are referred to as guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), and guaranteed minimum account value benefits (“GMAV”), respectively. The Company also issues certain variable annuity products that offer an optional earnings enhancement benefit (“EEB”) feature. The EEB provides an additional death benefit amount equal to a fixed percentage of earnings in the contract, subject to certain maximums.

The assets supporting the variable portion of variable annuities are carried at fair value and reported as summary total “variable annuity assets held in separate accounts” with an equivalent summary total reported for liabilities. Amounts assessed against the contract holders for mortality, administrative, and other services are included in variable annuity fees and changes in liabilities for minimum guarantees are included in guaranteed minimum death benefits, net of reinsurance in the consolidated statement of operations and comprehensive income. Separate account net investment income, net investment gains and losses, and the related liability changes are offset within the same line item in the consolidated statement of operations and comprehensive income.

The GMDB liability is determined each period end by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. As of March 31, 2004, a portion of the GMDB risk on approximately 18% of the account value with GMDB features had been reinsured.

In addition to GMDB, the Company currently offers to a lesser extent GMIB. The GMIB liability is determined each period end by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. As of March 31, 2004, virtually all of the Company’s GMIB exposure was effectively transferred to several large insurance companies via reinsurance agreements.

The Company currently offers GMAV on its variable annuity products. The Company purchased put options on the S&P 500 index to partially offset this risk. GMAVs are considered to be derivatives under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and are recognized at fair value in the consolidated balance sheet through investment income in the consolidated statement of operations and comprehensive income.

Details concerning the Company’s guaranteed benefits exposures as of March 31, 2004 are as follows:

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.	RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

		Highest Specified
	Return of Net	Anniversary Account
	Deposits	Value Minus
	Plus a	Withdrawals Post
	Minimum Return	Anniversary
	(in thousands)
In the event of death (GMDB and EEB):
Account value	$12,090,330	$11,441,042
Net amount at risk (a)	1,169,208	1,504,131
Average attained age of contract holders	65	64
Range of guaranteed minimum return rates	0%-5%	0%
At annuitization (GMIB):
Account value	$6,123,529
Net amount at risk (a)	704,002
Weighted average period remaining until expected annuitization	4.1 Years
Range of guaranteed minimum return rates	0%-6.5%
Accumulation at specified date (GMAV):
Account value	$938,147
Net amount at risk (a)	604
Range of guaranteed minimum return rates	0%

(a)	Net amount at risk represents the guaranteed benefit exposure, in excess of the current account value, if all contract holders died, in the case of GMDB, annuitized, in the case of GMIB, or reached the specified date, in the case of GMAV, at the same balance sheet date.

The following summarizes the liability for guaranteed benefits on variable contracts reflected in the general account:

(in thousands)
Balance at January 1, 2004 (b)	$65,423
Guaranteed benefits incurred	17,774
Guaranteed benefits paid	(11,074)

Balance at March 31, 2004	$72,123

(b)	Includes amounts from the one-time cumulative accounting change resulting from the adoption of SOP 03-1.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.	RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

The following assumptions and methodology were used to determine the GMDB liability at March 31, 2004:

•	Data used was 5,000 stochastically generated investment performance scenarios.

•	Mean investment performance assumption was 10%.

•	Volatility assumption was 16%.

•	Mortality was assumed to be 64 percent of the 75-80 ALB table.

•	Lapse rates vary by contract type and duration and range from 1% to 30%.

•	The discount rate was approximately 8%.

The Company currently offers enhanced crediting rates or bonus payments to contract-holders on certain of its products. These sales inducements are deferred and amortized over the life of the policy using the same methodology and assumptions used to amortize DAC. The Company previously deferred these sales inducements as part of DAC and reported the amortization of such amounts as part of DAC amortization. Upon implementation of SOP 03-1, the Company reclassified sales inducements of $165.1 million from DAC to deferred sales inducements, which are reported in other assets on the consolidated balance sheet. For the three months ended March 31, 2004, sales inducements of $10.6 million were deferred. Amortization of the deferred sales inducements is reported as part of amortization of deferred acquisition costs on the consolidated statement of operations and comprehensive income. For the three months ended March 31, 2004, amortization of sales inducements was $5.5 million. Prior period consolidated balance sheet and consolidated statement of operations and comprehensive income presentation has been reclassified to conform to the new presentation.

3.	SUBORDINATED NOTES PAYABLE TO AFFILIATES

Subordinated notes (including accrued interest of $560,000) payable to affiliates totaled $41,520,000 at interest rates ranging from 4.25% to 9.5% at March 31, 2004, and require principal payments of $3,000,000 in 2004 and $37,960,000 in 2005.

4.	CONTINGENT LIABILITIES

The Company has entered into seven agreements in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. The maximum liability under these guarantees at March 31, 2004 is $557,775,000. Related to each of these agreements are participation agreements with the Parent under which the Parent will share in $222,524,000 of these liabilities in exchange for a proportionate percentage of the fees received under these agreements. The expiration dates of these commitments are as follows: $21,930,000 in the remainder of 2004, $385,845,000 in 2005 and $150,000,000 in 2006. The Internal Revenue Service has initiated examinations into the transactions underlying these commitments, including the Company’s role in the transactions. The Company is fully cooperating with the IRS. Management does not anticipate any material losses with respect to these commitments.

At March 31, 2004, the Company has a commitment to purchase approximately $25,000,000 of asset backed securities in the ordinary course of business. The expiration dates of these commitments are as follows: $16,000,000 in 2004 and $9,000,000 in 2006.

Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and other matters are not considered material in relation to the financial position, results of operations or cash flows of the Company.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	CONTINGENT LIABILITIES (Continued)

On April 5, 2004, a purported class action captioned NIKITA Mehta, as Trustee of the N.D. Mehta Living Trust vs. AIG SunAmerica Life Assurance Company, Case 04L0199, was filed in the Circuit Court, Twentieth Judicial District in St. Clair County, Illinois. The lawsuit alleges certain improprieties in conjunction with alleged market timing activities. The probability of any particular outcome cannot be reasonably estimated at this time.

The Company’s insurance policy obligations are guaranteed by American Home Assurance Company (“American Home”), a subsidiary of AIG, and a member of an AIG intercompany pool. This guarantee is unconditional and irrevocable, and the Company’s policyholders have the right to enforce the guarantee directly against American Home.

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

5.	RELATED-PARTY MATTERS

On October 31, 2003, the Company entered into an existing credit agreement under which the Company agreed to make loans to AIG in an aggregate amount of $60,000,000. This commitment expires on October 30, 2004. There was no outstanding balance under this agreement at March 31, 2004.

6.	SEGMENT INFORMATION

As of January 1, 2004, the Company conducted its business through two business segments, annuity operations and asset management operations. Prior to January 1, 2004, the Company conducted its business through one segment: annuity operations. Annuity operations consists of the sale and administration of deposit-type insurance contracts, including fixed and variable annuities, universal life insurance contracts and GICs. Asset management operations, which includes the distribution and management of mutual funds, is conducted by SAAMCo and its subsidiary and distributor, SACS. Following is selected information pertaining to the Company’s business segments.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	SEGMENT INFORMATION (Continued)

		Asset
	Annuity	Management
	Operations	Operations	Total
	(in thousands)
THREE MONTHS ENDED MARCH 31, 2004:
REVENUES:
Fee income:
Variable annuity fees, net of reinsurance	$88,210	$2,794	$91,004
Asset management fees	—	18,108	18,108
Universal life insurance fees, net of reinsurance	9,192	—	9,192
Surrender charges	6,999	—	6,999
Other fees	—	3,621	3,621

Total fee income	104,401	24,523	128,924
Investment income	86,993	177	87,170
Net realized investment losses	(11,393)	—	(11,393)

Total revenues	180,001	24,700	204,701

BENEFITS AND EXPENSES:
Interest expense	55,052	560	55,612
General and administrative expenses	27,328	8,896	36,224
Amortization of deferred acquisition costs	24,001	7,441	31,442
Annual commissions	15,014	—	15,014
Claims on universal life contracts, net of reinsurance recoveries	4,823	—	4,823
Guaranteed minimum death benefits, net of reinsurance recoveries	17,774	—	17,774

Total benefits and expenses	143,992	16,897	160,889

Pretax income before cumulative effect of accounting change	$36,009	$7,803	$43,812

Total assets	$28,902,900	$178,728	$29,081,628

Expenditures for long-lived assets	$—	$45	$45

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	SEGMENT INFORMATION (Continued)

		Asset
	Annuity	Management
	Operations	Operations	Total
	(in thousands)
THREE MONTHS ENDED MARCH 31, 2003:
REVENUES:
Fee income:
Variable annuity fees, net of reinsurance	$62,034	$2,372	$64,406
Asset management fees	—	10,921	10,921
Universal life insurance fees, net of reinsurance	8,970	—	8,970
Surrender charges	7,570	—	7,570
Other fees	—	3,337	3,337

Total fee income	78,574	16,630	95,204
Investment income	96,785	123	96,908
Net realized investment losses	(3,272)	—	(3,272)

Total revenues	172,087	16,753	188,840

BENEFITS AND EXPENSES:
Interest expense	59,883	842	60,725
General and administrative expenses	21,259	8,728	29,987
Amortization of deferred acquisition costs	38,821	5,141	43,962
Annual commissions	14,178	—	14,178
Claims on universal life contracts, net of reinsurance recoveries	5,513	—	5,513
Guaranteed minimum death benefits, net of reinsurance recoveries	21,976	—	21,976

Total benefits and expenses	161,630	14,711	176,341

Pretax income before cumulative effect of accounting change	$10,457	$2,042	$12,499

Total assets	$23,738,608	$173,640	$23,912,248

Expenditures for long-lived assets	$—	$2,128	$2,128

AIG SUNAMERICA LIFE ASSURANCE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s discussion and analysis of financial condition and results of operations of AIG SunAmerica Life Assurance Company (formerly Anchor National Life Insurance Company) (the “Company”) for the three months ended March 31, 2004 (“2004”) and March 31, 2003 (“2003”) follows. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

CRITICAL ACCOUNTING POLICIES

     The Company considers among its most critical accounting policies those policies with respect to valuation of certain financial instruments, amortization of deferred acquisition costs and valuation of reserves for guaranteed benefits. In the implementation of each of the aforementioned policies, management is required to exercise its judgment on both a quantitative and qualitative basis. Further explanation of how management exercises that judgment follows.

     VALUATION OF CERTAIN FINANCIAL INSTRUMENTS: Gross unrealized losses on debt and equity securities available for sale amounted to $30.9 million at March 31, 2004. In determining if and when a decline in fair value below amortized cost is other than temporary, the Company evaluates at each reporting period the market conditions, offering prices, trends of earnings, price multiples, and other key measures for investments in debt and equity securities. In particular, for debt securities, the Company assesses the probability that all amounts due are collectible according to the contractual terms of the obligation. When such a decline in value is deemed to be other than temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline (See also discussion within “Capital Resources and Liquidity” herein).

     Securities in the Company’s portfolio with a carrying value of approximately $1.16 billion at March 31, 2004 do not have readily determinable market prices. For these securities, the Company estimates the fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, the Company uses its most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale. The Company’s ability to liquidate its positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral, if any, and other factors may not reflect those of an active market.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS: The Company amortizes deferred acquisition costs (“DAC”) based on a percentage of expected gross profits (“EGPs”) over the life of the underlying policies, and for mutual funds, over the estimated lives of the fund deposits on a straight line basis. EGPs are computed based on assumptions related to the underlying policies written, including their anticipated duration, the growth rate of the separate account assets (with respect to variable annuities) or general account assets (with respect to fixed annuities, fixed options of variable annuities and universal life contracts) supporting the annuity obligations, costs of providing for policy guarantees and the level of expenses necessary to maintain the policies. The Company adjusts DAC amortization (a “DAC unlocking”) when estimates of current or future gross profits to be realized from its annuity policies are revised. Approximately 95% of the Company’s DAC balance at March 31, 2004 related to variable annuity products and 5% related to fixed annuity and universal life products.

     DAC amortization on annuities is sensitive to surrender rates, claims costs, and the actual and assumed future growth rate of the assets supporting the Company’s obligations under annuity policies. With respect to fixed annuities, the growth rate depends on the yield on the general account assets supporting those annuities. With respect to variable annuities, the growth rate depends on the performance of the investment options available under the annuity contract and the allocation of assets among these various investment options.

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

     RESERVE FOR GUARANTEED BENEFITS: Pursuant to the adoption of Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”) on January 1, 2004, the Company is required to recognize a liability for guaranteed minimum death benefits (“GMDB”) and other guaranteed benefits. In calculating the projected liability, five thousand stochastically generated investment performance scenarios were developed with a mean investment performance of 10%. Additional assumptions are made for mortality, lapse rates of return and the volatility of equity markets.

BUSINESS SEGMENTS

     Effective January 1, 2004, SunAmerica Life Insurance Company (the “Parent”) contributed to the Company 100% of the outstanding capital stock of its then wholly owned subsidiary, AIG SunAmerica Asset Management Corp. (“SAAMCo”), which in turn has two wholly owned subsidiaries: AIG SunAmerica Capital Services, Inc. (“SACS”) and AIG SunAmerica Fund Services, Inc. (“SFS”). This capital contribution increased the Company’s shareholder’s equity by approximately $74.5 million (see Note 1 of Notes to Consolidated Financial Statements). Effective January 1, 2004, the Company’s earnings includes the asset management operations of SAAMCo, SACS and SFS. Prior year results have been restated to account for this contribution.

     The Company has two business segments: annuity operations and asset management operations. The annuity operations consists of the sale and administration of deposit-type insurance contracts, such as variable and fixed annuities and universal life insurance contracts. The Company focuses primarily on the marketing of variable annuity products. The variable annuity products offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as guaranteed fixed-rate account options. The Company earns fee income on investments in the variable account options and net investment spread on the fixed-rate account options.

     The asset management operations are conducted by the Company’s registered investment advisor subsidiary, SAAMCo, and its wholly owned distributors, SACS and SFS. These companies earn fee income by distributing and managing a diversified family of mutual funds, managing certain subaccounts within the Company’s variable annuity products and providing professional management of individual, corporate and pension plan portfolios. Premiums from variable annuities sold by the Company are held in trusts that are owned by the Company, with the assets directly supporting policyholder obligations. SAAMCo is the investment advisor for all of the trusts as well as trusts owned by an affiliate, First SunAmerica Life Insurance Company.

RESULTS OF OPERATIONS

     NET LOSS totaled $31.0 million in 2004, compared to net income of $10.6 million in 2003.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX reflected the adoption of SOP 03-1 on January 1, 2004. The Company recorded a loss of $62.6 million, net of tax, which is recognized in the consolidated statement of operations and comprehensive income as a cumulative effect of accounting change for the quarter ended March 31, 2004.

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $43.8 million in 2004, compared with $12.5 million in 2003. The increase in 2004 compared to 2003 was primarily due to higher variable annuity and asset management fee income and lower amortization of deferred acquisition costs.

     INCOME TAX EXPENSE totaled $12.2 million in 2004, compared to income tax benefit of $1.9 million in 2003, representing effective tax rates of 28% and 15% in 2004 and 2003, respectively. The increase in 2004 is due primarily to higher pretax income in 2004 without corresponding increase in permanent tax differences.

     As discussed above and in Note 1 of Notes of Consolidated Financial Statements, effective January 1, 2004, the Company has two business segments, annuity operations and asset management operations.

ANNUITY OPERATIONS

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $36.0 million in 2004, compared with $10.5 million in 2003. The increase in 2004 compared to 2003 was primarily due to higher variable fee income and lower amortization of deferred acquisition costs partially offset by higher net realized investment losses.

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

     In evaluating its investment yield and net investment spread, the Company calculates average invested assets using the amortized cost of bonds, notes and redeemable preferred stocks. This basis does not include unrealized gains and losses, which are reflected in the carrying value (i.e., fair value) of those investments pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In the calculation of average invested assets, the Company excludes cash collateral received from the securities lending program, which is offset by a securities lending payable in the same amount. The Company participates in a securities lending program with an affiliated agent, pursuant to which it lends its securities and primarily takes cash as collateral with respect to the securities lent. Participation in securities lending agreements provides additional net investment income for the Company, resulting from investment income earned on the collateral, less interest paid on the securities lending agreements and the related management fees paid to an affiliate to administer the program.

     An analysis of net investment spread and a reconciliation to pretax income is presented in the following table:

	Three months ended March 31,
	2004	2003
	(in thousands)
Investment income	$86,993	$96,785
Interest credited to fixed annuity contracts	(35,236)	(38,765)
Interest credited to universal life insurance contracts	(18,481)	(19,102)
Interest credited to guaranteed investment contracts	(1,335)	(2,016)

Net investment spread	31,941	36,902
Net realized investment losses	(11,393)	(3,272)
Fee income, net of reinsurance	104,401	78,574
General and administrative expenses, net of deferrals	(27,328)	(21,259)
Amortization of DAC	(24,001)	(38,821)
Annual commissions	(15,014)	(14,178)
Claims on UL contracts, net of reinsurance recoveries	(4,823)	(5,513)
Guaranteed minimum death benefits, net of reinsurance recoveries	(17,774)	(21,976)

Pretax income	$36,009	$10,457

     Net investment spread totaled $31.9 million in 2004 and $36.9 million in 2003. These amounts equal 2.03% on average invested assets (computed on a daily basis) of $6.28 billion in 2004 and 2.20% on average invested assets of $6.72 billion in 2003. The decrease in net investment spread in 2004 from 2003 resulted from a lower prevailing interest rate environment.

     The components of net investment spread were as follows:

	Three months ended March 31,
	2004	2003
	(in thousands)
Net investment spread	$31,941	$36,902
Average invested assets	6,279,002	6,724,297
Average interest-bearing liabilities	(6,006,388)	(6,455,839)
Yield on average invested assets	5.54%	5.76%
Rate paid on average interest bearing liabilities	3.67	3.71

Difference between yield and interest rate paid	1.87%	2.05%

Net investment spread as a percentage of average invested assets	2.03%	2.20%

     The decline in average invested assets principally resulted from net exchanges from fixed accounts into the separate accounts of variable annuity contracts, partially offset by sales of the fixed account options of the Company’s variable annuity products (“Fixed Annuity Deposits”). Sales of fixed annuities and universal life product totaled $383.8 million in 2004 and $439.4 million in 2003, and are largely deposits for the fixed accounts of variable annuities. On an annualized basis, these deposits represent 26% and 31%, respectively, of the related reserve balances at the beginning of the respective periods.

     Net investment spreads include the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. Average invested assets exceeded average interest-bearing liabilities by $272.6 million in 2004, compared with $268.5 million in 2003. The difference between the Company’s yield on average invested assets and the rate paid on average interest-bearing liabilities was 1.87% in 2004 and 2.05% in 2003.

     Investment income (and the related yields on average invested assets) totaled $87.0 million (5.54%) and $96.8 million (5.76%) in 2003. The decrease in the investment yield primarily reflects an overall lower prevailing interest rate environment as well as $4.2 million loss from the mark to market of the GMAV put options and embedded derivatives in 2004, compared to $1.7 million in 2003. Expenses incurred to manage the investment portfolio amounted to $0.7 million in 2004 and $0.6 million in 2003. These expenses are included as a reduction of investment income in the consolidated statement of operations and comprehensive income.

     Interest expense totaled $55.1 million in 2004 and $59.9 million in 2003. The average rate paid on all interest-bearing liabilities was 3.67% in 2004, compared with 3.71% in 2003. Interest-bearing liabilities averaged $6.01 billion during 2004 and $6.46 billion during 2003. Despite a lower interest rate environment, interest rates did not decline significantly because many contracts were already at or near their contractual minimum rates.

     NET REALIZED INVESTMENT LOSSES totaled $11.4 million in 2004 and $3.3 million in 2003 and include impairment writedowns of $1.1 million and $5.2 million, respectively. Thus, net realized losses from sales and redemptions of investments totaled $10.3 million in 2004 and net realized gains from sales and redemptions of investments totaled $1.9 million in 2003.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $840.4 million in 2004 and $837.3 million in 2003. Sales of investments result from the active management of the Company’s investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.66% and 0.10% of average invested assets for 2004 and 2003, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company’s active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns include $1.1 million and $5.2 million of provisions principally applied to bonds in 2004 and 2003, respectively. On an annualized basis, impairment writedowns represent 0.07% and 0.31% of average invested assets for 2004 and 2003, respectively. For the twenty quarters ended March 31, 2004, impairment writedowns as an annualized percentage of average invested assets have ranged from 0.07% to 1.95% and have averaged 0.66%. Such writedowns are based upon estimates of the fair value of invested assets and recorded when declines in value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY FEES, NET OF REINSURANCE are primarily based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $88.2 million in 2004 and $62.0 million in 2003 and are net of reinsurance premiums of $8.5 million and $6.4 million, respectively. The increased fees in 2004 compared to 2003 reflect the favorable equity market conditions in 2004 and the latter part of 2003, and the resulting favorable impact on market values of the assets in the separate accounts. On an annualized basis, variable annuity fees represent 1.8% and 1.7% of average variable annuity assets in 2004 and 2003, respectively. Variable annuity assets averaged $19.82 billion during 2004 and $14.48 billion during 2003. Variable annuity deposits, which exclude deposits allocated to the fixed accounts of variable annuity products, totaled $742.3 million in 2004 and $328.4 million in 2003. On an annualized basis, these amounts represent 15% and 9% of separate account liabilities at the beginning of the respective periods. The increase in variable annuity deposits in 2004 reflected increased demand for variable annuity products due to the improved equity market conditions in 2004 and the latter part of 2003. Transfers from the fixed accounts of the Company’s variable annuity products to the separate accounts are not classified as variable annuity deposits. Accordingly, changes in variable annuity deposits are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company’s variable annuity products.

     Sales of variable annuity products (which include deposits allocated to the fixed accounts) (“Variable Annuity Product Sales”) amounted to $1.11 billion and $754.8 million in 2004 and 2003, respectively. Such sales primarily reflect those of the Company’s Polaris and Seasons families of variable annuity products. The Company’s variable annuity products are primarily multi-manager variable annuities that offer investors a choice of several variable funds as well as a number of guaranteed fixed-rate funds. Investors can select from a choice of several variable funds and up to 7 guaranteed fixed-rate funds depending on the product. The increase in Variable Annuity Product Sales reflects improving market conditions since the first quarter of 2003.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of annuities (See “Regulation”).

     UNIVERSAL LIFE INSURANCE POLICY FEES, NET OF REINSURANCE amounted to $9.2 million in 2004 and $9.0 million in 2003 and are net of reinsurance premium of $8.1 million and $8.4 million, respectively. Universal life insurance policy fees consist of mortality charges, up-front fees earned on deposits received and administrative fees, net of reinsurance premiums. The administrative fees are assessed based on the number of policies in force as of the end of each month. The Company acquired its universal life contracts as part of the acquisition of business from MBL Life Assurance Corporation on December 31, 1998 and does not actively market such contracts. Such fees annualized represent 2.3% and 2.2% of average reserves for universal life insurance contracts in the respective periods.

     SURRENDER CHARGES on variable annuity and universal life contracts totaled $7.0 million in 2004 and $7.6 million in 2003. Surrender charge periods range from zero to nine years from the date a deposit is received. Surrender charges generally are assessed on withdrawals at declining rates during the first seven or nine years following receipt of the deposit.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $27.3 million in 2004 and $21.3 million in 2003. The increase in 2004 results from higher information technology costs and payroll related expenses. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $24.0 million in 2004, compared with $38.8 million in 2003. Prior year included accelerated amortization due to higher than anticipated surrenders on certain products with features which have been discontinued.

     ANNUAL COMMISSIONS totaled $15.0 million in 2004, compared with $14.2 million in 2003. Annual commissions represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company’s variable annuity contracts. Substantially all of the Company’s currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. The vast majority of the Company’s average balances of its variable annuity products are currently subject to such annual commissions.

     CLAIMS ON UNIVERSAL LIFE CONTRACTS, NET OF REINSURANCE RECOVERIES totaled $4.8 million in 2004, compared to $5.5 million in 2003 (net of reinsurance recoveries of $9.3 million in 2004 and $10.8 million and 2003). The change in such claims resulted principally from changes in the mortality experience.

     GUARANTEED MINIMUM DEATH BENEFITS, NET OF REINSURANCE RECOVERIES (“Net GMDB”) on variable annuity contracts totaled $17.8 million in 2004, compared with $22.0 million in 2003 (net of reinsurance recoveries of $2.1 million in 2004 and $3.0 million in 2003). Net GMDB consists primarily of guaranteed minimum death benefits as well as immaterial amounts of earnings enhancement benefits and guaranteed minimum income benefits. These guarantees are described in more detail in the following paragraphs. The decrease in Net GMDB in 2004 reflects the upturn in the equity markets in 2004 and 2003. Downturns in the equity markets could increase these expenses.

     A majority of the Company’s variable annuity products are issued with a death benefit feature which provides that, upon the death of a contractholder, the contractholder’s beneficiary will receive the greater of (1) the contractholder’s account value, or (2) a guaranteed minimum death benefit that varies by product. The Company bears the risk that death claims following a decline in the equity markets may exceed contractholder account balances, and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. At March 31, 2004, a portion of the GMDB risk on approximately 18% of the account value with such features had been reinsured. In 2004, a substantial majority of contracts sold have reinsurance coverage. However, the Company does not currently have reinsurance coverage on the majority of the contracts to be sold after December 2004. Reinsurance coverage is subject to limitations such as caps and deductibles. On January 1, 2004, the Company recorded a liability for GMDBs (See Note 2 of Notes to Consolidated Financial Statements) pursuant to adoption of a new accounting standard, SOP 03-1.

     EARNINGS ENHANCEMENT BENEFIT (“EEB”): The Company issues certain variable annuity products that offer an optional EEB feature. For contract-holders who elect the feature, the EEB provides an additional death benefit amount equal to a fixed percentage of earnings in the contract, subject to certain maximums. The Company bears the risk that account values following favorable performance of the financial markets will result in greater EEB death claims and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. At March 31, 2004, approximately 8% (calculated based on current account value) of in-force contracts include EEB coverage, with 91% of the EEB risk fully reinsured.

     GUARANTEED MINIMUM INCOME BENEFIT (“GMIB”): The Company issues certain variable annuity products that contain or offer a GMIB feature. This feature provides a minimum annuity payment guarantee for those contract-holders who choose to receive fixed lifetime annuity payments after a seven, nine, or ten-year waiting period in their deferred annuity contracts. The Company bears the risk that the performance of the financial markets will not be sufficient for accumulated policyholder account balances to support GMIB benefits and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. Substantially all of the Company’s products containing the GMIB feature have been reinsured. However, the Company does not have reinsurance coverage on contracts to be sold after July 2004.

     GUARANTEED MINIMUM ACCOUNT VALUE (“GMAV”): In the third quarter of 2002, the Company began issuing certain variable annuity products that offer an optional GMAV. If elected by the policyholder at the time of contract issuance, this feature guarantees that the account value under the contract will at least equal the amount of the initial principal invested, adjusted for withdrawals, at the end of a ten-year waiting period. The Company bears the risk that protracted under-performance of the financial markets could result in GMAV benefits being higher than the underlying contractholder account balance and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. The Company purchased put options on the S&P 500 index to partially offset this risk. Changes in the market value of both the GMAV benefit and the put options are recorded in investment income in the accompanying consolidated statement of operations and comprehensive income.

     With respect to its reinsurance agreements, the Company could become liable for all obligations of the reinsured policies if the reinsurers were to become unable to meet the obligations assumed under the respective reinsurance agreements. The Company monitors its credit exposure with respect to these agreements. Due to the high credit ratings and periodic monitoring of these ratings of the reinsurers, such risks are considered to be minimal.

ASSET MANAGEMENT OPERATIONS

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $7.8 million in the 2004 compared to a loss of $2.0 million in 2003. The increase in 2004 from 2003 resulted from increased asset management fees, partially offset by decreased DAC amortization.

     VARIABLE ANNUITY FEES totaled $2.8 million in 2004, compared to $2.4 million in 2003. The increase in variable annuity fees in 2004 principally reflects the improved equity market conditions since 2003.

     ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds by SAAMCo. Such fees totaled $18.1 million on average assets managed of $9.64 billion in 2004 and $10.9 million on average assets managed of $7.38 billion in 2003. Asset management fees are not necessarily proportionate to average assets managed, principally due to changes in product mix. Mutual fund sales, excluding sales of money market accounts and private accounts, totaled $698.4 million in 2004, compared to $440.2 million in 2003. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $362.9 million in 2004 and $422.9 million in 2003, which, annualized, represent 18.6% and 30.8%, respectively, of average related mutual fund assets. The increase in sales in 2004 principally reflects increasing demand for equity products, due to the improving stock market conditions over the past year.

     GENERAL, ADMINISTRATIVE AND OTHER EXPENSES totaled $8.9 million in 2004 and $8.7 million in 2003. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS totaled $7.4 million in 2004, compared with $5.1 million in 2003. The increase in amortization was primarily due to additional mutual fund sales since the first quarter of 2003.

CAPITAL RESOURCES AND LIQUIDITY

     SHAREHOLDER’S EQUITY increased to $1.55 billion at March 31, 2004 from $1.54 billion at December 31, 2003. The increase reflected other comprehensive income of $47.6 million and a net loss of $31.0 million, respectively.

     INVESTMENTS AND CASH at March 31, 2004 totaled $7.25 billion, compared with $7.12 billion at December 31, 2003. The Company’s invested assets are managed by a subsidiary of AIG. The following table summarizes the Company’s Bond Portfolio and other investments and cash at March 31, 2004 and December 31, 2003:

	March 31, 2004		December 31, 2003
	Fair	Percent of	Fair	Percent of
	Value	Portfolio	Value	Portfolio
	(in thousands, except for percentages)
Bond Portfolio:
U.S. government securities	$127,326	1.8%	$24,292	0.3%
Mortgage-backed securities	1,055,273	14.5	1,191,817	16.7
Securities of public utilities	148,743	2.1	365,150	5.1
Corporate bonds and notes	2,867,553	39.5	2,697,142	37.9
Redeemable preferred stocks	21,400	0.3	22,175	0.3
Other debt securities	1,264,485	17.4	1,205,224	16.9

Total Bond Portfolio	5,484,780	75.6	5,505,800	77.2
Mortgage loans	699,676	9.7	716,846	10.1
Common stocks	1,632	0.0	727	0.0
Cash and short-term investments	142,186	2.0	133,105	1.9
Securities lending collateral	668,717	9.2	514,145	7.2
Other	253,428	3.5	254,010	3.6

Total investments and cash	$7,250,419	100.0%	$7,124,633	100.0%

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

     THE BOND PORTFOLIO, which constituted 76% of the Company’s total investment portfolio at March 31, 2004, had an aggregate fair value that was $243.9 million greater than its amortized cost at March 31, 2004, compared with $154.6 million at December 31, 2003. The increase in net unrealized gains on the Bond Portfolio during 2004 principally reflected the impact of the decrease in prevailing interest rates and the corresponding effect on the fair value of the Bond Portfolio at March 31, 2004.

     At March 31, 2004, the Bond Portfolio had an aggregate fair value of $5.48 billion and an aggregate amortized cost of $5.24 billion. At March 31, 2004, the Bond Portfolio (excluding $21.4 million of redeemable preferred stocks) included $5.26 billion of bonds rated by Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”), Fitch (“Fitch”) or the National Association of Insurance Commissioners (“NAIC”), and $205.3 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At March 31, 2004, approximately $5.10 billion of the Bond Portfolio was investment grade, including $1.18 billion of mortgage-backed securities (“MBS”) and U.S. government/agency securities.

     At March 31, 2004, the Bond Portfolio included $363.6 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 1.2% of the Company’s total assets and approximately 5.0% of its invested assets. Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. An economic downturn could produce higher than average issuer defaults on the non-investment-grade securities, which could cause the Company’s investment returns and net income to decline. At March 31, 2004, the Company’s non-investment-grade portfolio consisted of 96 issues with no issuer representing more than 10% of the total non-investment grade portfolio. These non-investment-grade securities are comprised of bonds spanning 11 industries with 18% of these assets concentrated in financial institutions, 17% concentrated in utilities, 14% concentrated in telecommunications, 12% concentrated in noncyclical consumer products and 10% concentrated in noncyclical consumer products. No other industry concentration constituted more than 10% of these assets.

     The table on the next page summarizes the Company’s rated bonds by rating classification as of March 31, 2004.

RATED BONDS BY RATING CLASSIFICATION
(Dollars in thousands)

Issues rated by S&P/Moody’s/Fitch			Issues not rated by S&P/Moody’s/ Fitch, by NAIC category			Total
								Percent
		Estimated	NAIC		Estimated		Estimated	of total
S&P/Moody’s/Fitch	Amortized	fair	category	Amortized	fair	Amortized	fair	invested
Category(1)	cost	value	(2)	cost	value	cost	value	assets
AAA+ to A- (Aaa to A3) [AAA to A-]	$2,904,370	$3,048,820	1	$445,057	$459,585	$3,349,427	$3,508,405	48.74%
BBB+ to BBB- (Baa1 to Baa3) [BBB+ to BBB-]	1,255,405	1,318,128	2	260,258	273,292	1,515,663	1,591,420	28.11%
BB+ to BB- (Ba1 to Ba3) [BB+ to BB-]	116,845	120,695	3	31,826	35,603	148,671	156,298	2.17%
B+ to B- (B1 to B3) [B+ to B-]	124,192	118,692	4	1,832	1,636	126,024	120,328	1.67%
CCC+ to C (Caa to C) [CCC]	19,719	24,451	5	8,076	7,909	27,795	32,360	0.45%
C1 to D [DD] {D}	—	—	6	53,177	54,571	53,177	54,571	0.76%

TOTAL RATED ISSUES	$4,420,531	$4,630,786		$800,226	$832,596	$5,220,757	$5,463,382

Footnotes to the table of Rated Bonds by Rating Classification

(1)	S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt’s relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody’s rates debt securities in rating categories range from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt’s relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody’s and Fitch ratings if rated by multiple agencies.

(2)	Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for non-defaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody’s/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $205.3 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

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

     Another aspect of valuation pertains to impairment. As a matter of policy, the determination that a security has incurred an other-than-temporary decline in value and the amount of any loss recognition requires the judgment of the Company’s management and a continual review of its investments. In general, a security is considered a candidate for impairment if it meets any of the following criteria:

•	Trading at a significant discount to par, amortized cost (if lower) or cost for an extended period of time;

•	The occurrence of a discrete credit event resulting in: (i) the issuer defaulting on a material outstanding obligation; (ii) the issuer seeking protection from creditors under the bankruptcy laws or similar laws intended for the court supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than the par value of their claims; or

•	In the opinion of the Company’s management, it is unlikely the Company will realize a full recovery on its investment, irrespective of the occurrence of one of the foregoing events.

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

     As a result of these policies, the Company recorded pretax impairment writedowns of $1.1 million in the 2004 and $5.2 million in 2003. No individual impairment loss exceeded 10% of the Company’s net loss for the three months ended March 31, 2004.

     Excluding the impairments noted above, the changes in fair value for the Company’s Bond Portfolio, which constitutes the vast majority of the Company’s investments, were recorded as a component of other comprehensive income in shareholder’s equity as unrealized gains or losses.

     At March 31, 2004, the Company’s Bond Portfolio had gross unrealized gains of $274.8 million and gross unrealized losses of $30.9 million. At December 31, 2003, the Company’s Bond Portfolio had gross unrealized gains of $214.7 million and gross unrealized losses of $60.1 million. One issuer accounted for 16% of unrealized losses. No other single issuer accounted for more than 10% of unrealized losses.

     At March 31, 2004, the fair value of the Company’s Bond Portfolio aggregated $5.48 billion. Of this aggregate fair value, approximately 0.3% represented securities trading at or below 75% of amortized cost. The impact of unrealized losses on net income will be further mitigated upon realization, because realization will result in current decreases in the amortization of certain deferred acquisition costs and decreases in income taxes.

     At March 31, 2004, approximately $656.4 million, at amortized cost, of the Bond Portfolio had a fair value of $625.5 million resulting in an aggregate unrealized loss of $30.9 million. Unrealized losses for the Bond Portfolio and equity securities did not reflect any significant industry concentrations.

     The amortized cost of the Bond Portfolio in an unrealized loss position at March 31, 2004, by contractual maturity, is shown below.

Amortized
Cost
(in thousands)
Due in one year or less	$26,586
Due after one year through five years	218,033
Due after five years through ten years	232,879
Due after ten years	178,903

Total	$656,401

     The aging of the Bond Portfolio in an unrealized loss position at March 31, 2004 is shown below:

(dollars in	Less than or Equal to 20%			Greater than 20% to 50%			Greater than 50%
thousands)	of Amortized Cost			of Amortized Cost			of Amortized Cost			Total
	Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized
Months	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items
Investment Grade Bonds
0-6	$220,327	$(3,625)	28	$—	$—	—	$—	$—	—	$220,327	$(3,625)	28
7-12	93,963	(736)	13	—	—	—	—	—	—	93,963	(736)	13
>12	209,648	(6,485)	49	22,704	(6,136)	3	—	—	—	232,352	(12,621)	52

Total	$523,938	$(10,846)	90	$22,704	$(6,136)	3	$—	$—	—	$546,642	$(16,982)	93

Below Investment Grade Bonds
0-6	$6,478	$(87)	4	$987	$(306)	1	$599	$(469)	1	$8,064	$(862)	6
7-12	8,651	(230)	2	378	(116)	1	—	—	—	9,029	(346)	3
>12	79,720	(8,642)	14	12,946	(4,085)	3	—	—	—	92,666	(12,727)	17

Total	$94,849	$(8,959)	20	$14,311	$(4,507)	5	$599	$(469)	1	$109,759	$(13,935)	26

Total Bonds
0-6	$226,805	$(3,712)	32	$987	$(306)	1	$599	$(469)	1	$228,391	$(4,487)	34
7-12	102,614	(966)	15	378	(116)	1	—	—	—	102,992	(1,082)	16
>12	289,368	(15,127)	63	35,650	(10,221)	6	—	—	—	325,018	(25,348)	69

Total	$618,787	$(19,805)	110	$37,015	$(10,643)	8	$599	$(469)	1	$656,401	$(30,917)	119

     In 2004, the pretax realized losses incurred with respect to the sale of fixed securities in the Bond Portfolio were $10.9 million. The aggregate fair value of securities sold was $74.7 million, which was approximately 87.2% of amortized cost. The average period of time that securities sold at a loss during 2004 were trading continuously at a price below amortized cost was approximately 20 months.

     As stated previously, the valuation for the Company’s Bond Portfolio comes from market exchanges or dealer quotations, with the exception of non-traded securities. The Company considers non-traded securities to mean certain fixed income investments, certain structured securities and limited partnerships. The aggregate fair value of these securities at March 31, 2004 was approximately $1.16 billion.

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

     Senior secured loans (“Secured Loans”) are included in the Bond Portfolio and aggregated $314.7 million at March 31, 2004. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At March 31, 2004, Secured Loans consisted of $210.0 million of privately traded securities and $104.7 million of publicly traded securities. These Secured Loans are composed of loans to 59 borrowers spanning 10 industries, with 25% of these assets concentrated in utilities, 17% concentrated in transportation, 16% concentrated in communications, 11% concentrated in cyclical consumer products and 10% concentrated in noncyclical consumer products. No other industry constituted more than 10% of these assets.

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

     MORTGAGE LOANS aggregated $699.7 million at March 31, 2004 and consisted of 105 commercial first mortgage loans with an average loan balance of approximately $6.7 million, collateralized by properties located in 31 states. Approximately 34% of this portfolio was office, 18% was multifamily residential, 16% was manufactured housing, 11% was industrial, 11% was hotels, 5% was retail, and 5% was other types. At March 31, 2004, approximately 11%, 10% and 10% of this portfolio were secured by properties located in California, New York and Massachusetts, respectively. No more than 10% of this portfolio was secured by properties located in any other single state. At March 31, 2004, 16 mortgage loans have an outstanding balance of $10 million or more, which collectively aggregated approximately 52% of this portfolio. At March 31, 2004, approximately 26% of the mortgage loan portfolio consisted of loans with balloon payments due before April 1, 2007. During 2004 and 2003, loans delinquent by more than 90 days, foreclosed loans and structured loans have not been significant in relation to the total mortgage loan portfolio.

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

     SECURITIES LENDING COLLATERAL totaled $668.7 million at March 31, 2004, compared to $514.1 million at December 31, 2003, and consisted of cash collateral invested in highly rated short-term securities received in connection with the Company’s securities lending program. Although the cash collateral is currently invested in highly rated short-term securities, the applicable collateral agreements permit the cash collateral to be invested in highly liquid short and long-term investment portfolios. At least 75% of the portfolio’s short-term investments must have external issue ratings of A-1/P-1, one of the highest ratings for short-term credit quality. Long-term investments include corporate notes with maturities of five years or less and a credit rating by at least two nationally recognized statistical rating organizations (NRSRO), with no less than a S&P rating of A or equivalent by any other NRSRO.

     ASSET-LIABILITY MATCHING is utilized by the Company in an effort to minimize the risks of interest rate fluctuations and disintermediation (i.e. the risk of being forced to sell investments during unfavorable market conditions). The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company’s fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 62% of the Company’s fixed annuity, universal life and GIC reserves had surrender penalties or other restrictions at March 31, 2004.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration and cash flows of the fixed-rate assets to that of its fixed-rate liabilities. The fixed-rate assets in the Company’s asset-liability modeling include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; policy loans; and investments in limited partnerships that invest primarily in fixed-rate securities. At March 31, 2004, these assets had an aggregate fair value of $6.58 billion with an option-adjusted duration of 3.3 years. The Company’s fixed-rate liabilities include fixed options of variable annuities, as well as universal life, fixed annuity and GIC contracts. At March 31, 2004, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $6.13 billion with an option-adjusted duration of 3.4 years. The Company’s potential exposure due to a relative 10% increase in prevailing interest rates from its March 31, 2004 levels is a loss of approximately $2.2 million, representing a decrease in fair value of its fixed-rate assets that is not offset by a decrease in fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     The overall interest-credited rate environment has continued to decline in 2004. A significant portion of the Company’s fixed annuity contracts (including the fixed option of variable contracts) has reached or is near the minimum contractual guaranteed rate (generally 3% or 4%). Continual declines in interest rates could cause the spread between the yield on the portfolio and the interest rate credited to policyholders to deteriorate.

     The Company has had the ability, limited by minimum interest rate guarantees, to respond to the generally declining interest rate environment in the last five years by lowering crediting rates in response to lower investment returns. See the earlier discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the calculation of investment yield and net investment spread used by the Company’s management as a key component in evaluating the profitability of its annuity business. The trends experienced during the three months ended March 31, 2004 and the three years ended December 31, 2003 in the Company’s yield on average invested assets and rate of interest credited on average interest-bearing liabilities, compared to the market trend in long-term interest rates as illustrated by the average ten-year U.S. Treasury bond rate, are presented in the following table:

	Three months
	ended March 31,	Years ended December, 31
	2004	2003	2002	2001
10-year U.S. Treasury bond rate:	4.00%	4.01%	4.61%	5.02%
AIG SunAmerica Life Assurance Company:
Average yield on Bond Portfolio	5.74	5.75	6.23	6.82
Rate paid on average interest-bearingliabilities	3.68	3.73	3.95	4.49

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $42.4 million of bonds at March 31, 2004, which constituted approximately 0.6% of total invested assets. At December 31, 2003, defaulted investments totaled $49.6 million, which constituted approximately 0.7% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company’s existing portfolio of cash and short-term investments, repo capacity on invested assets and, if required, proceeds from invested asset sales. The Company’s liquidity is primarily derived from operating cash flows. At March 31, 2004, approximately $4.86 billion of the Company’s Bond Portfolio had an aggregate unrealized gain of $274.8 million, while approximately $625.5 million of the Bond Portfolio had an aggregate unrealized loss of $30.9 million. In addition, the Company’s investment portfolio currently provides approximately $48.0 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company’s annuity products have been more than sufficient in amount to satisfy the Company’s liquidity needs.

     Management is aware that prevailing market interest rates may shift significantly and has strategies in place to manage either an increase or decrease in prevailing rates. In a rising interest rate environment, the Company’s average cost of funds would increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. Management would seek to place new funds in investments that were matched in duration to, and higher yielding than, the liabilities assumed. The Company believes that liquidity to fund withdrawals would be available through incoming cash flow, the sale of short-term or floating-rate instruments or repos on the Company’s substantial MBS segment of the Bond Portfolio, thereby avoiding the sale of fixed-rate assets in an unfavorable bond market.

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

GUARANTEES AND OTHER COMMITMENTS

     The Company has entered into seven agreements in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. In addition, the Company guarantees the payment of these securities upon redemption. The maximum liability under these guarantees at March 31, 2004 is $557.8 million. Related to each of these agreements are participation agreements with the Company’s Parent, under which the Parent will share in $222.5 million of these liabilities in exchange for a proportionate percentage of the fees received under these agreements. The expiration dates of these commitments are as follows: $21.9 million in 2004, $385.9 million in 2005 and $150.0 million in 2006. The Internal Revenue Service has initiated examinations into the transactions underlying these commitments, including the Company’s role in the transactions. The Company is fully cooperating with the IRS. Management does not anticipate any material losses with respect to these commitments.

     At March 31, 2004, the Company held reserves for GICs with maturity dates as follows: $185.3 million in 2005 and $28.2 million in 2006 and thereafter.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). (For further discussion see Note 2 of Notes to Financial Statements.)

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

     Risk-based capital (“RBC”) standards are designed to measure the adequacy of an insurer’s statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer’s RBC is deficient. The RBC formula develops a risk-adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The statutory capital and surplus of the Company exceeded its RBC requirements as of March 31, 2004.

     The federal government does not directly regulate the business of insurance, however, the Company and its products are governed by federal agencies, including the SEC, the Internal Revenue Service, and the self-regulatory organization, National Association of Securities Dealers, Inc. (“NASD”). Federal legislation and administrative policies in several areas, including financial services regulation, pension regulation and federal taxation, can significantly and adversely affect the insurance industry. The federal government has from time to time considered legislation relating to the deferral of taxation on the accretion of value within certain annuities and life insurance products, changes in ERISA regulations, the alteration of the federal income tax structure and the availability of Section 401(k) and individual retirement accounts. Although the ultimate effect of any such changes, if implemented, is uncertain, both the persistency of our existing products and our ability to sell products may be materially impacted in the future.

     Recently there has been a significant increase in federal and state regulatory activity relating to financial services companies, particularly mutual fund companies and life insurers issuing variable annuity products. These inquiries have focused on a number of issues including, among other items, after-hours trading, short-term trading (sometimes referred to as market timing), revenue sharing arrangements and greater transparency regarding compensation arrangements. There are several rule proposals pending at the SEC, the NASD and on a federal level, which, if passed, could have an impact on the business of the Company and/or its subsidiaries.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 29 to 30 herein.

DISCLOSURE CONTROLS & PROCEDURES

     The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures provide reasonable assurance of effectiveness as of the end of the period covered by this report. In addition, there has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and other matters are not considered material in relation to the financial position, results of operations or cash flows of the Company.

On April 5, 2004, a purported class action captioned NIKITA Mehta, as Trustee of the N.D. Mehta Living Trust vs. AIG SunAmerica Life Assurance Company, Case 04L0199, was filed in the Circuit Court, Twentieth Judicial District in St. Clair County, Illinois. The lawsuit alleges certain improprieties in conjunction with alleged market timing activities. The probability of any particular outcome cannot be reasonably estimated at this time.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

EXHIBITS

     None.

REPORTS FOR FORM 8-K

There were no current reports on Form 8-K filed during the three months ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIG SUNAMERICA LIFE ASSURANCE COMPANY Registrant
Date: May 14, 2004	/s/ N. SCOTT GILLIS
N. Scott Gillis
Senior Vice President, Chief Financial Officer and Director

Date: May 14, 2004	/s/ STEWART POLAKOV
Stewart Polakov
Senior Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit
10(a)	Third Amendment to Subordinated Loan Agreement for Equity Capital, dated as of March 12, 2004, between the Company’s affiliate, SACS, and AIGRS, extending the maturity date to April 30, 2008 and adjusting the interest rate to 4% per annum for the unpaid principal under the Second Amendment to Subordinated Loan Agreement for Equity Capital, dated as of February 27, 2003, defining AIGRS’ rights with respect to the 4.25% notes due April 30, 2005.

10(b)	Fourth Amendment to Subordinated Loan Agreement for Equity Capital, dated as of March 12, 2004, between the Company’s affiliate, SACS, and AIGRS, extending the maturity date to April 30, 2008 and adjusting the interest rate to 4% per annum for the unpaid principal under the Third Amendment to Subordinated Loan Agreement for Equity Capital, dated February 27, 2003, defining AIGRS’ rights with respect to 4.25% notes due April 30, 2005.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications