Form 10-Q
period 2004-06-30
AIG SUNAMERICA LIFE ASSURANCE CO
filed 2004-08-16
CIK 6342

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission File No. 33-47472

AIG SUNAMERICA LIFE ASSURANCE COMPANY

Incorporated in Arizona	86-0198983 IRS Employer Identification No.

1 SunAmerica Center, Los Angeles, California 90067-6022
Registrant’s telephone number, including area code: (310) 772-6000

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS Yes /X/ No /  /

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED BY RULE 12b-2 OF THE SECURITIES EXCHANGE ACT OF 1934). Yes /  / No /X/

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT’S COMMON STOCK ON AUGUST 13, 2004 WAS AS FOLLOWS:

Common Stock (par value $1,000 per share)	3,511 shares outstanding

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

AIG SUNAMERICA LIFE ASSURANCE COMPANY

INDEX

Page
Number(s)
Part I - Financial Information
Consolidated Balance Sheet (Unaudited) - June 30, 2004 and December 31, 2003	2 - 3
Consolidated Statement of Income and Comprehensive Income (Unaudited) - Three Months and Six Months Ended June 30, 2004 and 2003	4 - 5
Consolidated Statement of Cash Flows (Unaudited) - Six Months Ended June 30, 2004 and 2003	6 - 7
Notes to Consolidated Financial Statements (Unaudited)	8 - 17
Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 - 36
Quantitative and Qualitative Disclosures About Market Risk	37
Disclosure Controls and Procedures	37
Part II - Other Information	38
Exhibits and Reports on 8-K	40
Exhibit 31.1
Exhibit 31.2
Exhibit 32

AIG SUNAMERICA LIFE ASSURANCE COMPANY

CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2004	2003
	(in thousands)
ASSETS
Investments and cash:
Cash and short-term investments	$142,180	$133,105
Bonds, notes and redeemable preferred stocks available for sale, at fair value (amortized cost: June 30, 2004, $5,246,857; December 31, 2003, $5,351,183)	5,314,581	5,505,800
Mortgage loans	701,808	716,846
Policy loans	191,903	200,232
Mutual funds	11,465	21,159
Common stocks available for sale, at fair value (cost: June 30, 2004, $5,125; December 31, 2003, $635)	5,143	727
Real estate	22,166	22,166
Securities lending collateral	1,122,766	514,145
Other invested assets	20,359	10,453

Total investments and cash	7,532,371	7,124,633

Variable annuity assets held in separate accounts	20,638,516	19,178,796
Accrued investment income	75,947	74,647
Deferred acquisition costs	1,316,696	1,264,321
Other deferred expenses	258,634	241,007
Income taxes currently receivable from Parent	19,321	13,856
Due from affiliates	827	—
Goodwill	14,038	14,038
Other assets	69,856	59,166

TOTAL ASSETS	$29,926,206	$27,970,464

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY

CONSOLIDATED BALANCE SHEET (Continued)
(Unaudited)

	June 30,	December 31,
	2004	2003
	(in thousands)
LIABILITIES AND SHAREHOLDER’S EQUITY
Reserves, payables and accrued liabilities:
Reserves for fixed annuity contracts	$4,233,103	$4,274,329
Reserves for universal life insurance contracts	1,565,171	1,609,233
Reserves for guaranteed investment contracts	214,032	218,032
Reserve for guaranteed benefits	73,890	12,022
Securities lending payable	1,122,766	514,145
Due to affiliates	—	19,289
Payable to brokers	3,516	1,140
Other liabilities	209,443	248,258

Total reserves, payables and accrued liabilities	7,421,921	6,896,448

Variable annuity liabilities related to separate accounts	20,638,516	19,178,796

Subordinated notes payable to affiliates	41,498	41,520

Deferred income taxes	301,497	291,152

Total liabilities	28,403,432	26,407,916

Shareholder’s equity:
Common stock	3,511	3,511
Additional paid-in capital	1,224,885	1,224,885
Retained earnings	265,949	261,542
Accumulated other comprehensive income	28,429	72,610

Total shareholder’s equity	1,522,774	1,562,548

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$29,926,206	$27,970,464

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the three months and six months ended June 30, 2004 and 2003
(Unaudited)

	Three months		Six months
	2004	2003	2004	2003
		(in thousands)
REVENUES
Fee income:
Variable annuity policy fees, net of reinsurance	$90,350	$66,945	$178,560	$128,979
Asset management fees	22,619	15,496	43,521	28,789
Universal life insurance policy fees, net of reinsurance	8,515	9,378	17,707	18,348
Surrender charges	6,492	6,784	13,491	14,354
Other fees	3,571	3,515	7,192	6,852

Total fee income	131,547	102,118	260,471	197,322

Investment income	97,921	102,155	185,091	199,063
Net realized investment gains (losses)	1,667	(5,358)	(9,726)	(8,630)

Total revenues	231,135	198,915	435,836	387,755

BENEFITS AND EXPENSES
Interest expense:
Fixed annuity contracts	35,571	39,328	70,807	78,093
Universal life insurance contracts	18,524	18,737	37,005	37,839
Guaranteed investment contracts	1,379	2,031	2,714	4,047
Subordinated notes payable	538	660	1,098	1,502

Total interest expense	56,012	60,756	111,624	121,481

General and administrative expenses	35,409	28,345	71,633	58,332
Amortization of deferred acquisition costs and other deferred expenses	53,297	45,567	84,739	89,529
Annual commissions	15,117	15,995	30,131	30,173
Claims on universal life contracts, net of reinsurance recoveries	5,099	5,720	9,922	11,233
Guaranteed benefits, net of reinsurance	13,152	14,483	30,926	36,459

Total benefits and expenses	178,086	170,866	338,975	347,207

PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	53,049	28,049	96,861	40,548

Income tax expense	15,169	7,445	27,365	9,326

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	37,880	20,604	69,496	31,222
Cumulative effect of accounting change, net of tax	—	—	(62,589)	—

NET INCOME	$37,880	$20,604	$6,907	$31,222

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME (Continued)
For the three months and six months ended June 30, 2004 and 2003
(Unaudited)

	Three months		Six months
	2004	2003	2004	2003
		(in thousands)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net unrealized gains (losses) on debt and equity securities available for sale identified in the current period less related amortization of deferred acquisition costs and other deferred expenses	$(140,220)	$78,406	$(74,368)	$96,926

Less reclassification adjustment for net realized (gains) losses included in net income	(1,016)	3,400	6,398	4,755

Income tax (expense) benefit	49,432	(28,633)	23,789	(35,589)

OTHER COMPREHENSIVE INCOME (LOSS)	(91,804)	53,173	(44,181)	66,092

COMPREHENSIVE INCOME (LOSS)	$(53,924)	$73,777	$(37,274)	$97,314

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$6,907	$31,222
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	62,589	—
Interest credited to:
Fixed annuity contracts	70,807	78,093
Universal life insurance contracts	37,005	37,839
Guaranteed investment contracts	2,714	4,047
Net realized investment losses	9,726	8,630
Amortization of premium on securities	2,449	2,614
Amortization of deferred acquisition costs and other deferred expenses	84,739	89,529
Depreciation of fixed assets	833	235
Acquisition costs deferred	(135,410)	(102,204)
Other expenses deferred	(37,521)	(31,816)
Provision for deferred income taxes	67,837	42,360
Change in:
Accrued investment income	(1,300)	(9,430)
Other assets	(11,441)	3,382
Income taxes currently payable to Parent	(5,465)	(7,221)
Due to affiliates	(20,116)	(28,884)
Other liabilities	(28,810)	9,469
Other, net	8,038	8,675

NET CASH PROVIDED BY OPERATING ACTIVITIES	113,581	150,982

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds, notes and redeemable preferred stocks	(1,028,304)	(1,328,167)
Mortgage loans	(9,276)	(29,883)
Other investments, excluding short-term investments	(16,212)	(14,849)
Sales of:
Bonds, notes and redeemable preferred stocks	680,095	858,085
Other investments, excluding short-term investments	11,173	67
Redemptions and maturities of:
Bonds, notes and redeemable preferred stocks	439,785	492,682
Mortgage loans	24,903	14,560
Other investments, excluding short-term investments	8,523	59,927

NET CASH PROVIDED BY INVESTING ACTIVITIES	$110,687	$52,422

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
For the six months ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
	(in thousands)
CASH FLOW FROM FINANCING ACTIVITIES:
Deposits received on:
Fixed annuity contracts	$787,396	$803,595
Universal life insurance contracts	21,825	22,573
Net exchanges from the fixed accounts of variable annuity contracts	(654,495)	(405,412)
Withdrawal payments on:
Fixed annuity contracts	(200,687)	(242,148)
Universal life insurance contracts	(38,517)	(33,365)
Guaranteed investment contracts	(6,120)	(6,240)
Claims and annuity payments on:
Fixed annuity contracts	(55,694)	(55,667)
Universal life insurance contracts	(61,663)	(62,153)
Net payment related to a modified coinsurance transaction	(4,738)	(11,347)
Dividend paid to Parent	(2,500)	(10,187)

NET CASH USED IN FINANCING ACTIVITIES	(215,193)	(351)

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS	9,075	203,053

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	133,105	116,882

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$142,180	$319,935

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid on indebtedness	$1,098	$1,502

Income taxes paid to Parent	$47,424	$51,087

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

Effective January 1, 2004, the Parent contributed to the Company 100% of the outstanding capital stock of its consolidated subsidiary, AIG SunAmerica Asset Management Corp. (“SAAMCo”) (formerly SunAmerica Asset Management Corp.) which in turn has two wholly owned subsidiaries: AIG SunAmerica Capital Services, Inc. (“SACS”) (formerly SunAmerica Capital Services, Inc.) and AIG SunAmerica Fund Services, Inc. (“SFS”) (formerly SunAmerica Fund Services, Inc.). Pursuant to this contribution, SAAMCo became a direct wholly owned subsidiary of the Company. This contribution increased the Company’s shareholder’s equity by $99,131,000. Included in the contribution of SAAMCo to the Company were tax benefits of $24,624,000 derived from losses incurred by SA Affordable Housing, L.L.C. through December 31, 2003, when it was no longer a subsidiary of SAAMCo. Assets, liabilities and shareholder’s equity at December 31, 2003 were restated to include $174,756,000, $75,625,000 and $99,131,000, respectively, of SAAMCo balances. Similarly, the results of operations and cash flows for the six months ended June 30, 2003 have been restated for the addition to pretax income of $2,216,000 to reflect the SAAMCo activity. Pretax income from the SAAMCo’s and its subsidiaries’ asset management operations totaled $7,686,000 for the second quarter of 2004 and $15,489,000 for the six months ended June 30, 2004.

SAAMCo and its wholly owned distributor, SACS, and its wholly owned servicing administrator, SFS, are included in asset management segment (see Note 5). These companies earn fee income by distributing and managing a diversified family of mutual funds, managing certain subaccounts within the Company’s variable annuity products and providing professional management of individual, corporate and pension plan portfolios.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary, consisting of normal recurring items, to present fairly the Company’s consolidated financial position as of June 30, 2004 and December 31, 2003, the results of its consolidated operations for the three months and six months ended June 30, 2004 and 2003 and its consolidated cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003, contained in the Company’s 2003 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

and modifies certain disclosures and financial statement presentations for these products. In addition, SOP 03-1 addresses the presentation and reporting of separate accounts and the capitalization and amortization of sales inducements. The Company reported for the first quarter of 2004 a one-time cumulative accounting charge upon adoption of $62,589,000 ($96,291,000 pre-tax) to reflect the liability and the related impact of deferred acquisition costs (“DAC”) and reinsurance as of January 1, 2004.

The Company issues variable annuities for which the investment risk is generally borne by the contract holder, except with respect to amounts invested in the fixed-rate account options. For many of the Company’s variable annuities, the Company offers contractual guarantees in the event of death, at specified dates during the accumulation period, upon certain withdrawals or at annuitization. Such benefits are referred to as guaranteed minimum death benefits (“GMDB”), guaranteed minimum account value benefits (“GMAV”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income benefits (“GMIB”), respectively. The Company also issues certain variable annuity products that offer an optional earnings enhancement benefit (“EEB”) feature.

The assets supporting the variable portion of variable annuities are carried at fair value and reported as summary total “variable annuity assets held in separate accounts” with an equivalent summary total reported for liabilities. Amounts assessed against the contract holders for mortality, administrative, other services and certain features are included in variable annuity policy fees, net of reinsurance, in the consolidated statement of income and comprehensive income. Changes in liabilities for minimum guarantees are included in guaranteed benefits, net of reinsurance, in the consolidated statement of income and comprehensive income. Separate account net investment income, net investment gains and losses and the related liability charges are offset within the same line item in the consolidated statement of income and comprehensive income.

The Company offers GMDB options that guarantee for virtually all contract holders, upon the death, the contract holder’s beneficiary will receive the greater of (1) the contract holder’s account value, or (2) a guaranteed minimum death benefit that varies by product and election by policy owner. The EEB provides an additional death benefit amount equal to a fixed percentage of earnings in the contract, subject to certain maximums. The GMDB liability is determined each period end by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. As of June 30, 2004, approximately 30% of in-force contracts with GMDB (calculated based on account value) have been reinsured.

If elected by the contract holder at the time of contract issuance, GMAV guarantees that the account value under the contract will at least equal the amount of initial principal invested during the first 90 days, adjusted for withdrawals, at the end of a ten-year waiting period. The Company purchases put options on the S&P 500 index to partially offset this risk. GMAVs are considered to be derivatives under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and are recognized at fair value in the consolidated balance sheet through investment income in the consolidated statement of income and comprehensive income.

The GMWB option provides a guaranteed annual withdrawal stream, regardless of market performance, equal to premiums invested during the first ninety days after issue adjusted for subsequent withdrawals (“Eligible Premium”). These annual withdrawals are available after either a three-year waiting period or a five-year waiting period and limited to 10% of Eligible Premiums annually without reducing the amount guaranteed. Additional incentives are earned by the contract holder if no withdrawals are taken prior to the end of the waiting period. The GMWB is considered to be a derivative under FAS 133 and is recognized

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.	RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

at fair value in the consolidated balance sheet through investment income in the consolidated statement of income and comprehensive income. In June 2004, variable annuity deposits with the GMWB option were immaterial.

If elected by the contract holder, GMIB provides a minimum fixed annuity payment guarantee after a seven, nine or ten-year waiting period. As there is a waiting period to annuitize using the GMIB, as of June 30, 2004, there are no policies eligible to receive this benefit. The GMIB liability is determined each period end by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. As of June 30, 2004, virtually all of the Company’s GMIB exposure was effectively transferred to several large insurance companies via reinsurance agreements. However, the Company does not have reinsurance coverage on contracts to be sold after July 2004.

Details concerning the Company’s guaranteed benefit exposures as of June 30, 2004 are as follows:

		Highest Specified
	Return of Net	Anniversary Account
	Deposits	Value Minus
	Plus a	Withdrawals Post
	Minimum Return	Anniversary
	(dollars in thousands)
In the event of death (GMDB and EEB):
Account value	$12,343,952	$11,715,093
Net amount at risk (a)	1,118,520	1,412,543
Average attained age of contract holders	65	64
Range of guaranteed minimum return rates	0%-5%	0%

At annuitization (GMIB):
Account value	$6,342,023
Net amount at risk (a)	3,997
Weighted average period remaining until expected annuitization	4.1 Years
Range of guaranteed minimum return rates	0%-6.5%

Accumulation at specified date (GMAV):
Account value	$1,165,910
Net amount at risk (a)	703
Weighted average period remaining until expected payout	9.2 Years
Range of guaranteed minimum return rates	0%

(a)	Net amount at risk represents the guaranteed benefit exposure in excess of the current account value, net of reinsurance, if all contract holders died, in the case of GMDB, annuitized, in the case of GMIB, or reached the specified date, in the case of GMAV, at the same balance sheet date.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.	RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

The following summarizes the reserve for guaranteed benefits, net of reinsurance, on variable contracts reflected in the general account:

(in thousands)

Balance at January 1, 2004 (b)	$65,423
Guaranteed benefits incurred, net of reinsurance	30,926
Guaranteed benefits paid, net of reinsurance	(22,459)

Balance at June 30, 2004	$73,890

(b)Includes amounts from the one-time cumulative accounting change resulting from the adoption of SOP 03-1.

The following assumptions and methodology were used to determine the reserve for guaranteed benefits at June 30, 2004:

•	Data used was 5,000 stochastically generated investment performance scenarios.
•	Mean investment performance assumption was 10%.
•	Volatility assumption was 16%.
•	Mortality was assumed to be 64 percent of the 75-80 ALB table.
•	Lapse rates vary by contract type and duration and range from 1% to 30%.
•	The discount rate was approximately 8%.

The Company currently offers enhanced crediting rates or bonus payments to contract holders on certain of its products. These sales inducements are deferred and amortized over the life of the policy using the same methodology and assumptions used to amortize DAC. The Company previously deferred these sales inducements as part of DAC and reported the amortization of such amounts as part of DAC amortization. Upon implementation of SOP 03-1, the Company reclassified sales inducements of $160.0 million from DAC to other deferred expenses, which is reported on the consolidated balance sheet. For the six months ended June 30, 2004, sales inducements of $20.7 million was deferred. Amortization of the deferred sales inducements is reported as part of amortization of deferred acquisition costs and other deferred expenses on the consolidated statement of income and comprehensive income. For the six months ended June 30, 2004, amortization of sales inducements was $4.5 million. Prior period consolidated balance sheet and consolidated statement of income and comprehensive income presentation has been reclassified to conform to the new presentation.

3.	CONTINGENT LIABILITIES

The Company has entered into seven agreements in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. In addition, the Company guarantees the payment of these securities upon redemption. The maximum liability under these guarantees at June 30, 2004 is $480,490,000. In August 2004, these commitments decreased by $287,890,000 due to early redemption. The remaining commitments have contractual maturity dates as follows: $21,930,000 in the remainder of 2004 and $170,670,000 in 2005. Related to each of these agreements are participation agreements with the Parent under which the Parent will share in $61,521,000 of these liabilities in exchange for a proportionate percentage of the fees received under these agreements. The Internal Revenue Service has completed its examinations into the transactions

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	CONTINGENT LIABILITIES (Continued)

underlying these commitments, including the Company’s role in the transactions. The examination did not result in a material loss to the Company.

At June 30, 2004, the Company has commitments to purchase a total of approximately $28,000,000 of asset backed securities in the ordinary course of business. The expiration dates of these commitments are as follows: $19,000,000 in 2004 and $9,000,000 in 2006.

Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and regulatory and other matters are not considered material in relation to the financial position, results of operations or cash flows of the Company.

On April 5, 2004, a purported class action captioned Nitika Mehta, as Trustee of the N.D. Mehta Living Trust vs. AIG SunAmerica Life Assurance Company, Case 04L0199, was filed in the Circuit Court, Twentieth Judicial District in St. Clair County, Illinois. The lawsuit alleges certain improprieties in conjunction with alleged market timing activities. The probability of any particular outcome cannot be reasonably estimated at this time.

4.	RELATED-PARTY MATTERS

Subordinated notes (including accrued interest of $538,000) payable to affiliates totaled $41,498,000 at interest rates ranging from 4.00% to 9.5% at June 30, 2004, and require principal payments of $3,000,000 in 2004, $7,560,000 in 2005 and $30,400,000 in 2008.

On October 31, 2003, the Company entered into an existing credit agreement under which the Company agreed to make loans to AIG in an aggregate amount of $60,000,000. This commitment expires on October 30, 2004. There was no outstanding balance under this agreement at June 30, 2004.

On February 1, 2004, SAAMCo entered into an administrative services agreement with its affiliate, First SunAmerica Life Insurance Company (“FSA”), whereby SAAMCo will pay to FSA a fee based on a percentage of all assets invested through FSA’s variable annuity products in exchange for services performed. SAAMCo is the investment advisor for certain trusts that serve as investment options for FSA’s variable annuity products. Amounts paid or accrued to FSA under this agreement totaled $0.9 million in 2004 and are included in asset management fees in the statement of income and comprehensive income. A fee of $0.8 million was paid under a different agreement in 2003.

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

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	RELATED-PARTY MATTERS (Continued)

claim or payment owed to such policyholder when due, have the right to enforce the Support Agreement directly against AIG.

American Home does not publish financial statements prepared on the basis of U.S. generally accepted accounting principles, although it files statutory annual and quarterly reports with the New York State Insurance Department, where such reports are available to the public. AIG is a reporting company under the Securities Exchange Act of 1934, and files annual reports on Form 10-K and quarterly reports on Form 10-Q, which are available from the Securities and Exchange Commission.

5.	SEGMENT INFORMATION

As of January 1, 2004, the Company began conducting its business through two business segments, annuity operations and asset management operations. Prior to January 1, 2004, the Company conducted its business through one segment: annuity operations. Annuity operations consists of the sale and administration of deposit-type insurance contracts, including fixed and variable annuities, universal life insurance contracts and GICs. Asset management operations, which includes the distribution and management of mutual funds, is conducted by SAAMCo and its subsidiary and distributor, SACS, and its subsidiary and servicing administrator, SFS. Following is selected information pertaining to the Company’s business segments.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	SEGMENT INFORMATION (Continued)

		Asset
		Management
	Annuity Operations	Operations	Total
THREE MONTHS ENDED JUNE 30, 2004		(in thousands)

REVENUES:
Fee income:
Variable annuity policy fees, net of reinsurance	$90,350	$—	$90,350
Asset management fees	—	22,619	22,619
Universal life insurance fees, net of reinsurance	8,515	—	8,515
Surrender charges	6,492	—	6,492
Other fees	—	3,571	3,571

Total fee income	105,357	26,190	131,547

Investment income	97,783	138	97,921
Net realized investment gains	1,667	—	1,667

Total revenues	204,807	26,328	231,135

BENEFITS AND EXPENSES:
Interest expense	55,474	538	56,012
General and administrative expenses	25,273	10,136	35,409
Amortization of deferred acquisition costs and other deferred expenses	45,329	7,968	53,297
Annual commissions	15,117	—	15,117
Claims on universal life contracts, net of reinsurance recoveries	5,099	—	5,099
Guaranteed benefits, net of reinsurance	13,152	—	13,152

Total benefits and expenses	159,444	18,642	178,086

Pretax income before cumulative effect of accounting change	$45,363	$7,686	$53,049

Total assets	$29,740,719	$185,487	$29,926,206

Expenditures for long-lived assets	$—	$37	$—

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	SEGMENT INFORMATION (Continued)

		Asset
		Management
	Annuity Operations	Operations	Total
THREE MONTHS ENDED JUNE 30, 2003		(in thousands)

REVENUES:
Fee income:
Variable annuity policy fees, net of reinsurance	$66,945	$—	$66,945
Asset management fees	—	15,496	15,496
Universal life insurance fees, net of reinsurance	9,378	—	9,378
Surrender charges	6,784	—	6,784
Other fees	—	3,515	3,515

Total fee income	83,107	19,011	102,118

Investment income	100,040	2,115	102,155
Net realized investment losses	(5,358)	—	(5,358)

Total revenues	177,789	21,126	198,915

BENEFITS AND EXPENSES:
Interest expense	60,096	660	60,756
General and administrative expenses	19,030	9,315	28,345
Amortization of deferred acquisition costs and other deferred expenses	40,256	5,311	45,567
Annual commissions	15,995	—	15,995
Claims on universal life contracts, net of reinsurance recoveries	5,720	—	5,720
Guaranteed benefits, net of reinsurance	14,483	—	14,483

Total benefits and expenses	155,580	15,286	170,866

Pretax income before cumulative effect of accounting change	$22,209	$5,840	$28,049

Total assets	$25,456,775	$222,207	$25,678,982

Expenditures for long-lived assets	$—	$565	$—

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	SEGMENT INFORMATION (Continued)

		Asset
		Management
	Annuity Operations	Operations	Total
SIX MONTHS ENDED JUNE 30, 2004		(in thousands)

REVENUES:
Fee income:
Variable annuity policy fees, net of reinsurance	$178,560	$—	$178,560
Asset management fees	—	43,521	43,521
Universal life insurance fees, net of reinsurance	17,707	—	17,707
Surrender charges	13,491	—	13,491
Other fees	—	7,192	7,192

Total fee income	209,758	50,713	260,471

Investment income	184,776	315	185,091
Net realized investment losses	(9,726)	—	(9,726)

Total revenues	384,808	51,028	435,836

BENEFITS AND EXPENSES:
Interest expense	110,526	1,098	111,624
General and administrative expenses	52,601	19,032	71,633
Amortization of deferred acquisition costs and other deferred expenses	69,330	15,409	84,739
Annual commissions	30,131	—	30,131
Claims on universal life contracts, net of reinsurance recoveries	9,922	—	9,922
Guaranteed benefits, net of reinsurance	30,926	—	30,926

Total benefits and expenses	303,436	35,539	338,975

Pretax income before cumulative effect of accounting change	$81,372	$15,489	$96,861

Total assets	$29,740,719	$185,487	$29,926,206

Expenditures for long-lived assets	$—	$83	$—

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	SEGMENT INFORMATION (Continued)

		Asset
		Management
	Annuity Operations	Operations	Total
SIX MONTHS ENDED JUNE 30, 2003		(in thousands)

REVENUES:
Fee income:
Variable annuity policy fees, net of reinsurance	$128,979	$—	$128,979
Asset management fees	—	28,789	28,789
Universal life insurance fees, net of reinsurance	18,348	—	18,348
Surrender charges	14,354	—	14,354
Other fees	—	6,852	6,852

Total fee income	161,681	35,641	197,322

Investment income	196,825	2,238	199,063
Net realized investment losses	(8,630)	—	(8,630)

Total revenues	349,876	37,879	387,755

BENEFITS AND EXPENSES:
Interest expense	119,979	1,502	121,481
General and administrative expenses	40,289	18,043	58,332
Amortization of deferred acquisition costs and other deferred expenses	79,077	10,452	89,529
Annual commissions	30,173	—	30,173
Claims on universal life contracts, net of reinsurance recoveries	11,233	—	11,233
Guaranteed benefits, net of reinsurance	36,459	—	36,459

Total benefits and expenses	317,210	29,997	347,207

Pretax income before cumulative effect of accounting change	$32,666	$7,882	$40,548

Total assets	$25,456,775	$222,207	$25,678,982

Expenditures for long-lived assets	$—	$2,693	$—

AIG SUNAMERICA LIFE ASSURANCE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s discussion and analysis of financial condition and results of operations of AIG SunAmerica Life Assurance Company (formerly Anchor National Life Insurance Company) (the “Company”) for the three months and six months ended June 30, 2004 and June 30, 2003 follows. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

     Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which are subject to change. These uncertainties and contingencies could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Whether or not actual results differ materially from forward-looking statements may depend on numerous foreseeable and unforeseeable developments. Some may be national in scope, such as general economic conditions, changes in tax law and changes in interest rates. Some may be related to the insurance industry generally, such as pricing, competition, regulatory developments and industry consolidation. Others may relate to the Company specifically, such as credit, volatility and other risks associated with the Company’s investment portfolio. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the SEC. The Company disclaims any obligation to update forward-looking information.

CRITICAL ACCOUNTING POLICIES

     The Company considers among its most critical accounting policies those policies with respect to valuation of certain financial instruments, amortization of deferred acquisition costs and other deferred expenses and valuation of the reserve for guaranteed benefits. In the implementation of each of the aforementioned policies, management is required to exercise its judgment on both a quantitative and qualitative basis. Further explanation of how management exercises that judgment follows.

     VALUATION OF CERTAIN FINANCIAL INSTRUMENTS: Gross unrealized losses on debt and equity securities available for sale amounted to $67.8 million at June 30, 2004. In determining if and when a decline in fair value below amortized cost is other than temporary, the Company evaluates at each reporting period the market conditions, offering prices, trends of earnings, price multiples, and other key measures for investments in debt and marketable equity securities. In particular, for debt securities, the Company assesses the probability that all amounts due are collectible according to the contractual terms of the obligation. When such a decline in value is deemed to be other than temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline (See also discussion within “Capital Resources and Liquidity” herein).

     Securities in the Company’s portfolio with a carrying value of approximately $972.3 million at June 30, 2004 do not have readily determinable market prices. For these securities, the Company estimates the fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, the Company uses its most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale. The Company’s ability to liquidate its positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and the Company may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral, if any, and other factors may not reflect those of an active market.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER DEFERRED EXPENSES: Approximately 82% of the amortization of deferred acquisition costs (“DAC”) and other deferred expenses was attributed to policy acquisition costs deferred by the annuity operations and 18% was attributed to the distribution costs deferred by the asset management operations. For the annuity operations, the Company amortizes deferred acquisition costs (“DAC”) based on a percentage of expected gross profits (“EGPs”) over the life of the underlying policies over the estimated lives of the fund deposits on a straight-line basis. EGPs are computed based on assumptions related to the underlying policies written, including their anticipated duration, the growth rate of the separate account assets (with respect to variable annuities) or general account assets (with respect to fixed annuities, fixed options of variable annuities and universal life contracts) supporting the annuity obligations, costs of providing policy guarantees and the level of expenses necessary to maintain the policies. The Company adjusts amortization of DAC and other deferred expenses (a “DAC unlocking”) when estimates of current or future gross profits to be realized from its annuity policies are revised. Approximately 95% of the DAC balance attributed to annuity operations at June 30, 2004 related to variable annuity products and 5% related to fixed annuity and universal life products.

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

     For the asset management operations, the Company defers distribution costs that are directly related to the sale of mutual funds which have a 12b-1 distribution plan and/or a contingent deferred sales charge feature, (collectively, “Distribution Fee Revenue”). These costs are amortized on a straight-line basis, adjusted for redemptions, over a period ranging from one year to eight years depending on share class. The carrying value of the deferred asset is subject to continuous review based on projected Distribution Fee Revenue. Amortization of deferred distribution costs is increased if at any reporting period the value of the deferred amount exceeds the projected Distribution Fee Revenue. The projected Distribution Fee Revenue is sensitive to estimated future withdrawal rates and the rates of market return. Management uses historical activity to estimate future withdrawal rates and average annual performance of the equity markets to estimate the rates of market return.

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

RESULTS OF OPERATIONS

     NET INCOME totaled $37.9 million in the second quarter of 2004, compared with $20.6 million in the second quarter of 2003. For the six months ended June 30, 2004, net income amounted to $6.9 million, compared to $31.2 million in 2003.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX reflected the adoption of SOP 03-1 on January 1, 2004. The Company recorded a loss of $62.6 million, net of tax, which is recognized in the consolidated statement of income and comprehensive income as a cumulative effect of accounting change for the six months ended June 30, 2004.

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $53.0 million in the second quarter of 2004, compared with $28.0 million in the second quarter of 2003. For the six months, pretax income before cumulative effect of accounting change totaled $96.9 million in 2004, compared to $40.5 million in 2003. The increase in both the second quarter and the six months of 2004 was primarily due to higher variable annuity and asset management fee income partially offset by higher general and administrative expenses.

     INCOME TAX EXPENSE totaled $15.2 million in the second quarter of 2004, $7.4 million in the second quarter of 2003, $27.4 million of tax expense in the six months of 2004 and $9.3 million in the six months of 2003, representing effective tax rates of 29%, 27%, 28% and 2.3%, respectively. The increase in 2004 is due primarily to higher pretax income in 2004 without corresponding increase in permanent tax differences.

BUSINESS SEGMENTS

     Effective January 1, 2004, SunAmerica Life Insurance Company (the “Parent”) contributed to the Company 100% of the outstanding capital stock of its then wholly owned subsidiary, AIG SunAmerica Asset Management Corp. (“SAAMCo”), which in turn has two wholly owned subsidiaries: AIG SunAmerica Capital Services, Inc. (“SACS”) and AIG SunAmerica Fund Services, Inc. (“SFS”). This contribution increased the Company’s shareholder’s equity by approximately $99.1 million (see Note 1 of Notes to Consolidated Financial Statements). Effective January 1, 2004, the Company’s earnings include the asset management operations of SAAMCo, SACS and SFS. Prior year results have been restated to account for this contribution as if it had occurred at the beginning of the earliest period presented.

     The Company has two business segments: annuity operations and asset management operations. The annuity operations consist of the sale and administration of deposit-type insurance contracts, such as variable and fixed annuities and universal life insurance contracts. The Company focuses primarily on the marketing of variable annuity products. The variable annuity products offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as guaranteed fixed-rate account options. The Company earns fee income on investments in the variable account options and net investment spread on the fixed-rate account options.

     The asset management operations are conducted by the Company’s registered investment advisor subsidiary, SAAMCo, and its wholly owned distributor, SACS, and its wholly owned servicing administrator, SFS. These companies earn fee income by distributing and managing a diversified family of mutual funds, managing certain subaccounts within the Company’s variable annuity products and providing professional management of individual, corporate and pension plan portfolios. SAAMCo is the investment advisor for certain trusts that serve as investment options for the Company’s variable annuity products.

ANNUITY OPERATIONS

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $45.4 million in the second quarter of 2004, compared with $22.2 million in the second quarter of 2003. For the six months, pretax income before cumulative effect of accounting change totaled $81.4 million in 2004, compared to $32.7 million in 2003. The increase in 2004 compared to 2003 was primarily due to higher variable annuity policy fee income.

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

     An analysis of net investment spread and a reconciliation to pretax income before cumulative effect of accounting change is presented in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
		(in thousands)

Investment income	$97,783	$100,040	$184,776	$196,825
Interest credited to fixed annuity contracts	(35,571)	(39,328)	(70,807)	(78,093)
Interest credited to universal life insurance contracts	(18,524)	(18,737)	(37,005)	(37,839)
Interest credited to guaranteed investment contracts	(1,379)	(2,031)	(2,714)	(4,047)

Net investment spread	42,309	39,944	74,250	76,846

Net realized investment gain (losses)	1,667	(5,358)	(9,726)	(8,630)
Fee income, net of reinsurance	105,357	83,107	209,758	161,681
General and administrative expenses	(25,273)	(19,030)	(52,601)	(40,289)
Amortization of deferred acquisition costs and other deferred expenses	(45,329)	(40,256)	(69,330)	(79,077)
Annual commissions	(15,117)	(15,995)	(30,131)	(30,173)
Claims on UL contracts, net of reinsurance recoveries	(5,099)	(5,720)	(9,922)	(11,233)
Guaranteed benefits, net of reinsurance	(13,152)	(14,483)	(30,926)	(36,459)

Pretax income before cumulative effect of accounting change	$45,363	$22,209	$81,372	$32,666

     Net investment spread totaled $42.3 million in the second quarter of 2004, compared to $39.9 million in the second quarter of 2003. These amounts equal 2.70% on average invested assets (computed on a daily basis) of $6.26 billion in the second quarter of 2004 and 2.37% on average invested assets of $6.75 billion in the second quarter of 2003. For the six months, net investment spread totaled $74.3 million in 2004 and $76.8 million in 2003, representing 2.37% of average invested assets of $6.27 billion in 2004 and 2.28% of average invested assets of $6.74 billion in 2003 on an annualized basis.

     The components of net investment spread were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
		(in thousands)

Net investment spread	$42,309	$39,944	$74,250	$76,846
Average invested assets	6,259,041	6,745,831	6,269,022	6,735,124
Average interest-bearing liabilities	5,987,837	6,500,720	5,997,113	6,478,404

Yield on average invested assets	6.25%	5.93%	5.89%	5.84%
Rate paid on average interest-bearing liabilities	3.71	3.70	3.69	3.70

Difference between yield and interest rate paid	2.54%	2.23%	2.20%	2.14%

Net investment spread as a percentage of average invested assets	2.70%	2.37%	2.37%	2.28%

     The decline in average invested assets resulted primarily from net exchanges from fixed accounts into the separate accounts of variable annuity contracts, partially offset by sales of the fixed account options of the Company’s variable annuity products (“Fixed Annuity Deposits”). Fixed Annuity Deposits and renewal deposits on its universal life product totaled $425.4 million in the second quarter of 2004, $386.7 million in the second quarter of 2003, $809.2 million in the six months of 2004 and $826.2 million in the six months of 2003, and are largely deposits for the fixed accounts of variable annuities. On an annualized basis, these deposits represent 30%, 29%, 28% and 28%, respectively, of the related reserve balances at the beginning of the respective periods.

     Net investment spreads include the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. Average invested assets exceeded average interest-bearing liabilities by $271.2 million in the second quarter of 2004, compared with $245.1 million in the second quarter of 2003. For the six months, average invested assets exceeded average interest-bearing liabilities by $271.9 million in 2004, compared with $256.7 million in 2003. The difference between the Company’s yield on average invested assets and the rate paid on average interest-bearing liabilities was 2.54% in the second quarter of 2004, 2.23% in the second quarter of 2003, 2.20% in the six months of 2004 and 2.14% in the six months of 2003.

     Investment income (and the related yields on average invested assets) totaled $97.8 million (6.25%) in the second quarter of 2004, $100.0 million (5.93%) in the second quarter of 2003, $184.8 million (5.89%) in the six months of 2004 and $196.8 million (5.84%) in the six months of 2003. The increase in the investment yield primarily reflects $3.0 million in income from the mark to market of the GMAV put options and embedded derivatives in the second quarter of 2004, compared to a $2.8 million loss in the second quarter of 2003. Excluding the impact of the put options, investment income would have been $94.7 (6.06%) and $102.8 (6.10%) in the second quarters of 2004 and 2003, respectively. For the six months, the increase in the investment yield primarily reflects $1.2 million loss from the mark to market of the GMAV put options and embedded derivatives in 2004, compared to $4.5 million in 2003. Excluding the impact of the put options, investment income would have been $185.9 (5.93%) and $201.3 (5.98%) in the six months of 2004 and 2003, respectively. Expenses incurred to manage the investment portfolio amounted to $0.6 million in the second quarter of 2004, $0.6 million in the second quarter of 2003, $1.2 million in the six months of 2004 and $1.1 million in the six months of 2003. These expenses are included as a reduction of investment income in the consolidated statement of income and comprehensive income.

     Interest expense totaled $55.5 million in the second quarter of 2004 and $60.1 million in the second quarter of 2003. For the six months, interest expense aggregated $110.5 million in 2004, compared with $120.0 million in 2003. The average rate paid on all interest-bearing liabilities was 3.71% in the second quarter of 2004, compared with 3.70% in the second quarter of 2003. For the six months, the average rate paid on all interest-bearing liabilities was 3.69% in 2004 and 3.70% in 2003. Interest-bearing liabilities averaged $5.99 billion during the second quarter of 2004, $6.50 billion during the second quarter of 2003, $6.00 billion during the six months of 2004 and $6.48 billion during the six months of 2003.

     NET REALIZED INVESTMENT GAINS (LOSSES) totaled $1.7 million of gains in the second quarter of 2004, compared with net realized investment losses of $5.4 million in the second quarter of 2003 and include impairment writedowns of $1.5 million and $10.4 million, respectively. For the six months, net realized investment losses totaled $9.7 million in 2004, compared with $8.6 million in 2003 and include impairment writedowns of $2.6 million and $15.5 million, respectively. Thus, net realized gains from sales and redemptions of investments totaled $3.2 million in the second quarter of 2004 and $5.0 million in the second quarter of 2003. For the six months, net realized losses from sales and redemptions of investments totaled $7.1 million in 2004, compared to net realized gains of $6.9 million in 2003.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $335.3 million in the second quarter of 2004, $517.6 million in the second quarter of 2003, $1.18 billion in the six months of 2004 and $1.35 billion in the six months of 2003. Sales of investments result from the active management of the Company’s investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.20%, 0.30%, 0.23% and 0.21% of average invested assets in the second quarter of 2004, the second quarter of 2003, the six months of 2004 and the six months of 2003, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company’s active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns include $1.5 million, $10.4 million, $2.6 million and $15.5 million of provisions principally applied to bonds in the second quarter of 2004, the second quarter of 2003, the six months of 2004 and the six months of 2003, respectively. On an annualized basis, impairment writedowns represent 0.09%, 0.62%, 0.08% and 0.46% of average invested assets in the respective periods. For the twenty quarters ended June 30, 2004, impairment writedowns as an annualized percentage of average invested assets have ranged from 0.07% to 1.95% and have averaged 0.67%. Such writedowns are based upon estimates of the fair value of invested assets and recorded when declines in the value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY POLICY FEES, NET OF REINSURANCE are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $90.4 million in the second quarter of 2004 and $66.9 million in the second quarter of 2003 and are net of reinsurance premiums of $6.4 million and $7.7 million, respectively. For the six months, variable annuity policy fees totaled $178.6 million in 2004 and $129.0 million in 2003 and are net of reinsurance premiums of $14.9 million and $14.1 million, respectively. The increased fees in 2004 as compared to 2003 primarily reflect the improving equity market conditions since the first quarter of 2003, and the resulting favorable impact on market values of the assets in the separate accounts. On an annualized basis, variable annuity policy fees represent 1.8%, 1.7%, 1.8% and 1.7% of average variable annuity assets in the second quarters and six months of 2004 and 2003, respectively. Variable annuity assets averaged $20.13 billion, $15.67 billion, $19.98 billion and $15.08 billion during the respective periods. Variable annuity deposits, which exclude deposits allocated to the fixed accounts of variable annuity products, totaled $757.6 million in the second quarter of 2004 and $394.3 million in the second quarter of 2003. For the six months, variable annuity deposits totaled $1.50 billion in 2004, compared with $722.7 million in 2003. On an annualized basis, these amounts represent 15%, 11%, 16% and 10% of variable annuity reserves at the beginning of the respective periods. The increase in variable annuity deposits in 2004 reflected increased demand for variable annuity products due to the improved equity market conditions in 2004 and the latter part of 2003. Transfers from the fixed accounts of the Company’s variable annuity products to the separate accounts are not classified as variable annuity deposits.

Accordingly, changes in variable annuity deposits are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company’s variable annuity products.

     Sales of variable annuity products (which include deposits allocated to the fixed accounts) (“Variable Annuity Product Sales”) amounted to $1.17 billion, $769.6 million, $2.29 billion and $1.52 billion in the second quarters and the six months of 2004 and 2003, respectively. Such sales primarily reflect those of the Company’s Polaris and Seasons families of variable annuity products. The Company’s variable annuity products are primarily multi-manager variable annuities that offer investors a choice of several variable funds as well as a number of guaranteed fixed-rate funds. Investors can select from a choice of several variable funds and up to 7 guaranteed fixed-rate funds, depending on the product. The increase in Variable Annuity Product Sales for the six months reflects the improving equity market conditions since the first quarter of 2003.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of annuities (see “Regulation”).

     UNIVERSAL LIFE INSURANCE POLICY FEES, NET OF REINSURANCE amounted to $8.5 million in the second quarter of 2004 and $9.4 million in the second quarter of 2003 and are net of reinsurance premiums of $8.4 million and $7.8 million, respectively. For the six months, universal life insurance policy fees totaled $17.7 million in 2004 and $18.3 million in 2003 and are net of reinsurance premiums of $16.5 million and $16.3 million, respectively. Universal life insurance policy fees consist of mortality charges, up-front fees earned on deposits received and administrative fees, net of reinsurance premiums. The administrative fees are assessed based on the number of policies in force as of the end of each month. The Company acquired its universal life contracts as part of the acquisition of business from MBL Life Assurance Corporation on December 31, 1998 and does not actively market such contracts. Such fees annualized represent 2.2%, 2.3%, 2.3% and 2.3% of average reserves for universal life insurance contracts in the respective periods.

     SURRENDER CHARGES on variable annuity and universal life contracts totaled $6.5 million in the second quarter of 2004 and $6.8 million in the second quarter of 2003. For the six months, such surrender charges totaled $13.5 million in 2004 and $14.4 million in 2003. Surrender charge periods range from zero to nine years from the date a deposit is received. Surrender charges generally are assessed on withdrawals at declining rates during the first seven or nine years following receipt of the deposit.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $25.3 million in the second quarter of 2004 and $19.0 million in the second quarter of 2003. For the six months, general and administrative expenses totaled $52.6 million in 2004 and $40.3 million in 2003. The increase in 2004 results from higher information technology costs and payroll related expenses. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER DEFERRED EXPENSES totaled $45.3 million in the second quarter of 2004, compared to $40.3 million in the second quarter of 2003. For the six months, such amortization totaled $69.3 million in 2004 and $79.1 million in 2003. Prior year included accelerated amortization due to higher than anticipated surrenders on certain products with features which have been discontinued.

     ANNUAL COMMISSIONS totaled $15.1 million in the second quarter of 2004, compared with $16.0 million in the second quarter of 2003. For the six months, annual commissions totaled $30.1 million in 2004 and $30.2 million in 2003. Annual commissions represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company’s variable annuity contracts. Substantially all of the Company’s currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. The vast majority of the Company’s average balances of its variable annuity products are currently subject to such annual commissions.

     CLAIMS ON UNIVERSAL LIFE CONTRACTS, NET OF REINSURANCE RECOVERIES totaled $5.1 million in the second quarter of 2004, compared to $5.7 million in the second quarter of 2003 (net of reinsurance recoveries of $13.4 million in the second quarter of 2004 and $7.0 million in the second quarter of 2003). For the six months, such claims totaled $9.9 million in 2004 and $11.2 million in 2003 (net of reinsurance recoveries of $22.6 million in 2004 and $17.8 million in 2003). The change in such claims resulted principally from changes in the mortality experience.

     GUARANTEED BENEFITS, NET OF REINSURANCE RECOVERIES (“Net GMDB”) on variable annuity contracts totaled $13.2 million in the second quarter of 2004, compared with $14.5 million in the second quarter of 2003 (net of reinsurance recoveries of $0.2 million in 2004 and $2.8 million in 2003). For the six months, Net GMDB amounted to $30.9 million in 2004 and $36.5 million in 2003 (net of reinsurance recoveries of $2.4 million in 2004 and $5.7 million in 2003). Net GMDB consists primarily of guaranteed minimum death benefits as well as immaterial amounts of earnings enhancement benefits and guaranteed minimum income benefits. These guarantees are described in more detail in the following paragraphs. The decrease in Net GMDB in 2004 reflects the upturn in the equity markets in 2004 and 2003. Downturns in the equity markets could increase these expenses.

     A majority of the Company’s variable annuity products are issued with a death benefit feature which provides that, upon the death of a contract holder, the contract holder’s beneficiary will receive the greater of (1) the contract holder’s account value, or (2) a guaranteed minimum death benefit that varies by product and election by policyholder. The Company bears the risk that death claims following a decline in the equity markets may exceed contract holder account balances, and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. At June 30, 2004, approximately 30% of in-force contracts with GMDB (calculated based on account value) have been reinsured. In 2004, a substantial majority of contracts sold have reinsurance coverage. However, the Company does not currently have reinsurance coverage on the majority of the contracts to be sold after December 2004. Reinsurance coverage is subject to limitations such as caps and deductibles. On January 1, 2004, the Company recorded a reserve for GMDB (see Note 2 of Notes to Consolidated Financial Statements) pursuant to adoption of a new accounting standard, SOP 03-1.

     EARNINGS ENHANCEMENT BENEFIT (“EEB”): The Company issues certain variable annuity products that offer an optional EEB feature. For contract holders who elect the feature, the EEB provides an additional death benefit amount equal to a fixed percentage of earnings in the contract, subject to certain maximums. The Company bears the risk that account values following favorable performance of the financial markets will result in greater EEB death claims and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. At June 30, 2004, approximately 8% (calculated based on current account value) of in-force contracts include EEB coverage, and 88% of the contracts with EEB are reinsured.

     GUARANTEED MINIMUM INCOME BENEFIT (“GMIB”): The Company issues certain variable annuity products that contain or offer a GMIB feature. This feature provides a minimum annuity payment guarantee for those contract holders who choose to receive fixed lifetime annuity payments after a seven, nine, or ten-year waiting period in their deferred annuity contracts. The Company bears the risk that the performance of the financial markets will not be sufficient for accumulated policyholder account balances to support GMIB benefits and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. Substantially all of the Company’s products containing the GMIB feature have been reinsured. However, the Company does not have reinsurance coverage on contracts to be sold after July 2004. As there is a waiting period to annuitize using the GMIB, as of June 30, 2004, there are no policies eligible to receive this benefit.

     GUARANTEED MINIMUM ACCOUNT VALUE (“GMAV”): In the third quarter of 2002, the Company began issuing certain variable annuity products that offer an optional GMAV. If elected by the policyholder at the time of contract issuance during the first 90 days, this feature guarantees that the account value under the contract will at least equal the amount of the initial principal invested, adjusted for withdrawals, at the end of a ten-year waiting period. The Company bears the risk that protracted under-performance of the financial markets could result in GMAV benefits being higher than the underlying contract holder account balance and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. The Company purchased put options on the S&P 500 index to partially offset this risk. Changes in the market value of both the GMAV benefit and the put options are recorded in investment income in the accompanying consolidated statement of income and comprehensive income.

     GUARANTEED MINIMUM WITHDRAWAL BENEFIT (“GMWB”): In May of 2004, the Company began issuing certain variable annuity products that offer an optional GMWB. This feature provides a guaranteed annual withdrawal stream, regardless of market performance, equal to premiums invested during the first ninety days after issue adjusted for subsequent withdrawals (“Eligible Premium”). These annual withdrawals are available after either a three-year waiting period or a five-year waiting period and limited to 10% of Eligible Premium before the amount guaranteed is reduced. Additional incentives are earned by the contract holder if no withdrawals are taken prior to the end of the waiting period. In 2004, variable annuity deposits with GMWB were immaterial.

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

ASSET MANAGEMENT OPERATIONS

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $7.7 million in the second quarter of 2004 compared to a $5.8 million in the second quarter of 2003. For the six months, pretax income before cumulative effect of accounting change amounted to $15.5 million in 2004 and $7.9 million in 2003. The increases in the quarter and six months of 2004 from 2003 resulted from increased asset management fees, partially offset by increased amortization of DAC and other deferred expenses.

     ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds by SAAMCo. Such fees totaled $22.6 million on average assets managed of $9.64 billion in the second quarter of 2004 and $15.5 million on average assets managed of $7.84 billion in the second quarter of 2003. For the six months, asset management fees amounted to $43.5 million on average assets managed of $9.62 billion in 2004 and $28.8 million on average assets managed of $7.61 billion in 2003. Asset management fees are not necessarily proportionate to average assets managed, principally due to changes in product mix. Mutual fund sales, excluding sales of money market accounts and private accounts, totaled $538.1 million in the second quarter of 2004, compared to $561.1 million in the second quarter of 2003. For the six months, mutual fund sales amounted to $1.24 billion in 2004 and $1.00 billion in 2003. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $379.1 million in the second quarter of 2004, $350.3 million in the second quarter of 2003, $742.1 million in the six months of 2004 and $773.2 million in the six months of 2003, which, annualized, represent 19%, 23%, 19% and 27%, respectively, of average related mutual fund assets. The increase in sales in 2004 principally reflects increasing demand for equity products, due to the improving stock market conditions over the past year.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $10.1 million in the second quarter of 2004, $9.3 million in the second quarter of 2003, $19.0 million in the six months of 2004 and $18.0 million in the six months of 2003. The increase in expenses in 2004 is attributable to higher marketing and advertising costs.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER DEFERRED EXPENSES totaled $8.0 million in the second quarter of 2004, compared with $5.3 million in the second quarter of 2003. For the six months, such amortization totaled $15.4 million in 2004 and $10.5 million in 2003. The increase in amortization was primarily due to additional mutual fund sales since the second quarter of 2003 and amortization of the deferred commissions thereon.

CAPITAL RESOURCES AND LIQUIDITY

     SHAREHOLDER’S EQUITY decreased to $1.52 billion at June 30, 2004 from $1.56 billion at December 31, 2003. The decrease reflected a $44.2 million decrease in unrealized gains, net of the effect of taxes and DAC, and a $2.5 million dividend to the Parent partially offset by $6.9 million of net income.

     INVESTMENTS AND CASH at June 30, 2004 totaled $7.53 billion, compared with $7.12 billion at December 31, 2003. The Company’s invested assets are managed by an affiliate of AIG. The following table summarizes the Company’s portfolio of bonds, notes and redeemable preferred stocks (the “Bond Portfolio”) and other investments and cash at June 30, 2004 and December 31, 2003:

	June 30, 2004		December 31, 2003
	Fair	Percent of	Fair	Percent of
	Value	Portfolio	Value	Portfolio
Bond Portfolio:		(in thousands, except for percentages)

U.S. government securities	$29,933	0.4%	$24,292	0.3%
Mortgage-backed securities	1,054,405	14.0	1,191,817	16.7
Securities of public utilities	320,498	4.3	365,150	5.1
Corporate bonds and notes	2,855,942	37.9	2,697,142	37.9
Redeemable preferred stocks	21,400	0.3	22,175	0.3
Other debt securities	1,032,403	13.7	1,205,224	16.9

Total Bond Portfolio	5,314,581	70.6	5,505,800	77.2

Mortgage loans	701,808	9.3	716,846	10.1
Common stocks	5,143	0.1	727	0.0
Cash and short-term investments	142,180	1.9	133,105	1.9
Securities lending collateral	1,122,766	14.9	514,145	7.2
Other	245,893	3.2	254,010	3.6

Total investments and cash	$7,532,371	100.0%	$7,124,633	100.0%

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

     THE BOND PORTFOLIO, which constituted 71% of the Company’s total investment portfolio at June 30, 2004, had an aggregate fair value that was $67.7 million greater than its amortized cost at June 30, 2004, compared with $154.6 million at December 31, 2003. The decrease in net unrealized gains on the Bond Portfolio during 2004 principally reflects the rise in prevailing interest rates during the second quarter of 2004 and the corresponding effect on the fair value of the Bond Portfolio at June 30, 2004.

     At June 30, 2004, the Bond Portfolio had an aggregate fair value of $5.31 billion and an aggregate amortized cost of $5.25 billion. At June 30, 2004, the Bond Portfolio (excluding $21.4 million of redeemable preferred stocks) included $5.19 billion of bonds rated by Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”), Fitch (“Fitch”) or the National Association of Insurance Commissioners (“NAIC”), and $107.4 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At June 30, 2004, approximately $4.93 billion of the Bond Portfolio was investment grade, including $1.08 billion of mortgage-backed securities (“MBS”) and U.S. government/agency securities.

     At June 30, 2004, the Bond Portfolio included $367.0 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 1.2% of the Company’s total assets and approximately 4.9% of its invested assets. Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. An economic downturn could produce higher than average issuer defaults on the non-investment-grade securities, which could cause the Company’s investment returns and net income to decline. At June 30, 2004, the Company’s non-investment-grade bond portfolio consisted of 167 issues with no single issuer representing more than 10% of the total non-investment grade portfolio. These non-investment-grade securities are comprised of bonds spanning 11 industries with 21% of these assets concentrated in financial institutions, 19% concentrated in utilities and 16% concentrated in telecommunications. No other industry concentration constituted more than 10% of these assets.

     The table on the following page summarizes the Company’s rated bonds by rating classification as of June 30, 2004.

RATED BONDS BY RATING CLASSIFICATION
(Dollars in thousands)

			Issues not rated by S&P/Moody’s/
Issues rated by S&P/Moody’s/Fitch			Fitch, by NAIC category			Total
								Percent
		Estimated	NAIC		Estimated		Estimated	of total
S&P/Moody’s/Fitch	Amortized	fair	category	Amortized	fair	Amortized	fair	invested
Category (1)	cost	value	(2)	cost	value	cost	value	assets
AAA+ to A- (Aaa to A3) [AAA to A-]	$2,949,718	$2,992,884	1	$407,658	$412,618	$3,357,376	$3,405,502	47.31%

BBB+ to BBB- (Baa1 to Baa3) [BBB+ to BBB-]	1,227,247	1,248,445	2	270,729	272,230	1,497,976	1,520,675	21.12%

BB+ to BB- (Ba1 to Ba3) [BB+ to BB-]	133,404	133,210	3	28,450	29,423	161,854	162,633	2.26%

B+ to B- (B1 to B3) [B+ to B-]	151,136	140,414	4	16,967	19,996	168,103	160,410	2.23%

CCC+ to CCC- (Caa1 to Caa3) [CCC+ to CCC-]	17,918	19,562	5	6,238	5,638	24,156	25,200	0.35%

CC to D (Ca to C) [CC to D]	2,933	4,659	6	14,318	14,102	17,251	18,761	0.26%

TOTAL RATED ISSUES	$4,482,356	$4,539,174		$744,360	$754,007	$5,226,716	$5,293,181

Footnotes to the table of Rated Bonds by Rating Classification

(1)	S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt’s relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody’s rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt’s relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody’s and Fitch ratings if rated by multiple agencies.

(2)	Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for non-defaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody’s/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $107.4 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

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

     As a result of these policies, the Company recorded pretax impairment writedowns of $2.6 million and $15.5 million in the six months of 2004 and 2003, respectively. One impairment loss amounted to 20% of net income for the six months ended June 30, 2004. No other individual impairment loss exceeded 10% of the Company’s net income for the six months ended June 30, 2004.

     Excluding the impairments noted above, the changes in fair value for the Company’s Bond Portfolio, which constitutes the vast majority of the Company’s investments, were recorded as a component of other comprehensive income in shareholder’s equity as unrealized gains or losses.

     At June 30, 2004, the fair value of the Company’s Bond Portfolio aggregated $5.31 billion. Of this aggregate fair value, approximately 0.6% represented securities trading at or below 75% of amortized cost. The impact of unrealized losses on net income will be further mitigated upon realization, because realization will result in current decreases in the amortization of certain deferred acquisition costs and decreases in income taxes.

     At June 30, 2004, approximately $3.48 billion, at amortized cost, of the Bond Portfolio had a fair value of $3.61 billion resulting in an aggregate unrealized gain of $135.5 million. At June 30, 2004, approximately $1.77 billion, at amortized cost, of the Bond Portfolio had a fair value of $1.70 billion resulting in an aggregate unrealized loss of $67.8 million. One issuer accounted for 15% of unrealized losses. No other single issuer accounted for more than 10% of unrealized losses. Approximately 29%, 29% and 11% of unrealized losses were from the transportation, financial and noncyclical consumer industries, respectively. No other industry accounted for more than 10% of unrealized losses.

     The amortized cost of the Bond Portfolio in an unrealized loss position at June 30, 2004, by contractual maturity, is shown below.

Amortized
Cost
(in thousands)

Due in one year or less	$25,663
Due after one year through five years	545,701
Due after five years through ten years	648,597
Due after ten years	550,103

Total	$1,770,064

     The aging of the Bond Portfolio in an unrealized loss position at June 30, 2004 is shown below:

	Less than or Equal to 20%			Greater than 20% to 50%			Greater than 50%
(dollars in thousands)	of Amortized Cost			of Amortized Cost			of Amortized Cost			Total
	Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized
Months	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items
Investment Grade Bonds
0-6	$1,079,373	$(22,096)	150	$—	$—	—	$—	$—	—	$1,079,373	$(22,096)	150
7-12	444,065	(15,006)	90	22,715	(5,900)	3	—	—	—	466,780	(20,906)	93
>12	33,640	(782)	11	19,465	(4,359)	1	—	—	—	53,105	(5,141)	12

Total	$1,557,078	$(37,884)	251	$42,180	$(10,259)	4	$—	$—	—	$1,599,258	$(48,143)	255

Below Investment Grade Bonds
0-6	$80,035	$(2,079)	53	$—	$—	—	$—	$—	—	$80,035	$(2,079)	53
7-12	48,611	(2,911)	9	39,890	(14,127)	6	—	—	—	88,501	(17,038)	15
>12	1,671	(108)	2	—	—	—	599	(469)	1	2,270	(577)	3

Total	$130,317	$(5,098)	64	$39,890	$(14,127)	6	$599	$(469)	1	$170,806	$(19,694)	71

Total Bonds
0-6	$1,159,408	$(24,175)	203	$—	$—	—	$—	$—	—	$1,159,408	$(24,175)	203
7-12	492,676	(17,917)	99	62,605	(20,027)	9	—	—	—	555,281	(37,944)	108
>12	35,311	(890)	13	19,465	(4,359)	1	599	(469)	1	55,375	(5,718)	15

Total	$1,687,395	$(42,982)	315	$82,070	$(24,386)	10	$599	$(469)	1	$1,770,064	$(67,837)	326

     In 2004, the pretax realized losses incurred with respect to the sale of fixed securities in the Bond Portfolio were $7.2 million. The aggregate fair value of securities sold was $100.9 million, which was approximately 89.5% of amortized cost. The average period of time that securities sold at a loss during 2004 were trading continuously at a price below amortized cost was approximately 16 months.

     The valuation for the Company’s Bond Portfolio comes from market exchanges or dealer quotations, with the exception of non-traded securities. The Company considers non-traded securities to mean certain fixed income investments and certain structured securities. The aggregate fair value of these securities at June 30, 2004 was approximately $972.3 million.

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

     Senior secured loans (“Secured Loans”) are included in the Bond Portfolio and aggregated $289.3 million at June 30, 2004. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At June 30, 2004, Secured Loans consisted of $191.5 million of privately traded securities and $97.8 million of publicly traded securities. These Secured Loans are composed of loans to 59 borrowers spanning 10 industries, with 23% of these assets concentrated in utilities, 17% concentrated in communications, 15% concentrated in transportation, 11% concentrated in cyclical consumer products and 10% concentrated in noncyclical consumer products. No other industry constituted more than 10% of these assets.

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

     MORTGAGE LOANS aggregated $701.8 million at June 30, 2004 and consisted of 103 commercial first mortgage loans with an average loan balance of approximately $6.8 million, collateralized by properties located in 31 states. Approximately 34% of this portfolio was office, 18% was multifamily residential, 15% was manufactured housing, 12% was industrial, 11% was hotels, and 10% was other types. At June 30, 2004, approximately 26%, 11%, 10% and 10% of this portfolio were secured by properties located in California, New York, Massachusetts and Michigan, respectively. No more than 10% of this portfolio was secured by properties located in any other single state. At June 30, 2004, 16 mortgage loans have an outstanding balance of $10 million or more, which collectively aggregated approximately 51% of this portfolio. At June 30, 2004, approximately 36% of the mortgage loan portfolio consisted of loans with balloon payments due before July 1, 2007. During 2004 and 2003, loans delinquent by more than 90 days, foreclosed loans and structured loans have not been significant in relation to the total mortgage loan portfolio.

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

     SECURITIES LENDING COLLATERAL totaled $1.12 billion at June 30, 2004, compared to $514.1 million at December 31, 2003, and consisted of cash collateral invested in highly rated short-term securities received in connection with the Company’s securities lending program. Although the cash collateral is currently invested in highly rated short-term securities, the applicable collateral agreements permit the cash collateral to be invested in highly liquid short and long-term investment portfolios. At least 75% of the portfolio’s short-term investments must have external issue ratings of A-1/P-1, one of the highest ratings for short-term credit quality. Long-term investments include corporate notes with maturities of five years or less and a credit rating by at least two nationally recognized statistical rating organizations (“NRSRO”), with no less than a S&P rating of A or equivalent by any other NRSRO.

     ASSET-LIABILITY MATCHING is utilized by the Company in an effort to minimize the risks of interest rate fluctuations and disintermediation (i.e. the risk of being forced to sell investments during unfavorable market conditions). The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company’s fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 78% of the Company’s fixed annuity, universal life and GIC reserves had surrender penalties or other restrictions at June 30, 2004.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration and cash flows of the fixed-rate assets to that of its fixed-rate liabilities. The fixed-rate assets in the Company’s asset-liability modeling include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; policy loans; and investments in limited partnerships that invest primarily in fixed-rate securities. At June 30, 2004, these assets had an aggregate fair value of $6.39 billion with an option-adjusted duration of 3.3 years. The Company’s fixed-rate liabilities include fixed options of variable annuities, as well as universal life, fixed annuity and GIC contracts. At June 30, 2004, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $5.98 billion with an option-adjusted duration of 3.5 years. The Company’s potential exposure due to a relative 10% increase in prevailing interest rates from its June 30, 2004 levels is a loss of approximately $0.8 million, representing an increase in fair value of its fixed-rate liabilities that is not offset by an increase in fair value of its fixed-rate assets. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

     Option-adjusted duration is a common measure for the price sensitivity of a fixed-maturity portfolio to changes in interest rates. For example, if interest rates increase 1%, the fair value of an asset with a duration of 5.0 years is expected to decrease in value by approximately 5%. The Company estimates the option-adjusted duration of its assets and liabilities using a number of different interest rate scenarios, assuming continuation of existing investment and interest crediting strategies, including maintaining an appropriate level of liquidity. Actual company and contract owner behaviors may be different than was assumed in the estimate of option-adjusted duration and these differences may be material.

     A significant portion of the Company’s fixed annuity contracts (including the fixed option of variable contracts) have reached or are near the minimum contractual guaranteed rate (generally 3% or 4%). Continual declines in interest rates could cause the spread between the yield on the portfolio and the interest rate credited to policyholders to deteriorate.

     The Company has had the ability, limited by minimum interest rate guarantees, to respond to the generally declining interest rate environment in the last five years by lowering crediting rates in response to lower investment returns. See the earlier discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the calculation of investment yield and net investment spread used by the Company’s management as a key component in evaluating the profitability of its annuity business. The trends experienced during the six months ended June 30, 2004 and the three years ended December 31, 2003 in the Company’s yield on average invested assets and rate of interest credited on average interest-bearing liabilities, compared to the market trend in long-term interest rates as illustrated by the average ten-year U.S. Treasury bond rate, are presented in the following table:

	Six months ended
	June 30,		Years ended December, 31
	2004	2003	2002	2001
Average 10-year U.S. Treasury bond rate:	4.29%	4.01%	4.61%	5.02%
AIG SunAmerica Life Assurance Company:
Average yield on Bond Portfolio	5.79	5.75	6.23	6.82
Rate paid on average interest-bearing liabilities	3.69	3.71	3.93	4.58

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

     The Company seeks to enhance its spread income with dollar roll repurchase agreements (“Dollar Roll Repos”). Dollar Roll Repos involve a sale of MBS by the Company and an agreement to repurchase substantially similar MBS at a later date at an agreed upon price. The Company also seeks to provide liquidity by investing in MBS. MBS are generally investment-grade securities collateralized by large pools of mortgage loans. MBS generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

     There are risks associated with some of the techniques the Company uses to provide liquidity, enhance its spread income and match its assets and liabilities. The primary risk associated with the Company’s Dollar Roll Repos and Swap Agreements is counterparty risk. The Company believes, however, that the counterparties to its Dollar Roll Repos and Swap Agreements are financially responsible and that the counterparty risk associated with those transactions is minimal. It is the Company’s policy that these agreements are entered into with counterparties who have a debt rating of A/A2 or better from both S&P and Moody’s. The Company continually monitors its credit exposure with respect to these agreements. In addition to counterparty risk, Swap Agreements also have interest rate risk. However, the Company’s Swap Agreements are intended to hedge variable-rate assets or liabilities. The primary risk associated with MBS is that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase. As part of its decision to purchase such a security, the Company assesses the risk of prepayment by analyzing the security’s projected performance over an array of interest-rate scenarios. Once such a security is purchased, the Company monitors its actual prepayment experience monthly to reassess the relative attractiveness of the security with the intent to maximize total return.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $38.0 million of bonds at June 30, 2004, which constituted approximately 0.5% of total invested assets. At December 31, 2003, defaulted investments totaled $49.6 million, which constituted approximately 0.7% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company’s existing portfolio of cash and short-term investments, repo capacity on invested assets and, if required, proceeds from invested asset sales. The Company’s liquidity is primarily derived from operating cash flows from annuity operations. At June 30, 2004, approximately $3.61 billion of the Bond Portfolio had an aggregate unrealized gain of $135.5 million, while approximately $1.70 billion of the Bond Portfolio had an aggregate unrealized loss of $67.8 million. In addition, the Company’s investment portfolio currently provides approximately $46.6 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company’s annuity products have been more than sufficient in amount to satisfy the Company’s liquidity needs.

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

GUARANTEES AND OTHER COMMITMENTS

     The Company has entered into seven agreements in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. In addition, the Company guarantees the payment of these securities upon redemption. The maximum liability under these guarantees at June 30, 2004 is $480.5 million. In August 2004, these commitments decreased by $287.9 due to early redemption. The remaining commitments have contractual maturity dates as follows: $21.9 million in the remainder of 2004 and $170.7 million in 2005. Related to each of these agreements are participation agreements with the Parent, under which the Parent will share in $61.5 million of these liabilities in exchange for a proportionate percentage of the fees received under these agreements. The Internal Revenue Service has completed examinations into the transactions underlying these commitments, including the Company’s role in the transactions. The examination did not result in a material loss to the Company.

     At June 30, 2004, the Company held reserves for GICs with maturity dates as follows: $185.6 million in 2005 and $28.4 million in 2006 and thereafter.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). (For further discussion see Note 2 of Notes to Consolidated Financial Statements.)

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

     Risk-based capital (“RBC”) standards are designed to measure the adequacy of an insurer’s statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer’s RBC is deficient. The RBC formula develops a risk-adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The statutory capital and surplus of the Company exceeded its RBC requirements as of June 30, 2004.

     The federal government does not directly regulate the business of insurance, however, the Company and its products are governed by federal agencies, including the SEC, the Internal Revenue Service and the self-regulatory organization, the National Association of Securities Dealers, Inc. (“NASD”). Federal legislation and administrative policies in several areas, including financial services regulation, pension regulation and federal taxation, can significantly and adversely affect the insurance industry. The federal government has from time to time considered legislation relating to the deferral of taxation on the accretion of value within certain annuities and life insurance products, changes in ERISA regulations, the alteration of the federal income tax structure and the availability of Section 401(k) and individual retirement accounts. Although the ultimate effect of any such changes, if implemented, is uncertain, both the persistency of our existing products and our ability to sell products may be materially impacted in the future.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 33 to 34 herein.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Various lawsuits against the Company have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and regulatory and other matters are not considered material in relation to the financial position, results of operations or cash flows of the Company.

On April 5, 2004, a purported class action captioned Nitika Mehta, as Trustee of the N.D. Mehta Living Trust vs. AIG SunAmerica Life Assurance Company, Case 04L0199, was filed in the Circuit Court, Twentieth Judicial District in St. Clair County, Illinois. The lawsuit alleges certain improprieties in conjunction with alleged market timing activities. The probability of any particular outcome cannot be reasonably estimated at this time.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

EXHIBITS

     None.

REPORTS FOR FORM 8-K

There were no current reports on Form 8-K filed during the three months ended June 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIG SUNAMERICA LIFE ASSURANCE COMPANY Registrant

Date: August 13, 2004	/s/ N. SCOTT GILLIS
N. Scott Gillis
Senior Vice President, Chief Financial Officer and Director

Date: August 13, 2004	/s/ STEWART POLAKOV
Stewart Polakov
Senior Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications