Form 10-Q
period 2004-09-30
AIG SUNAMERICA LIFE ASSURANCE CO
filed 2004-11-12
CIK 6342

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE SECURITIES EXCHANGE ACT OF 1934). Yes [   ] No [X]

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT’S COMMON STOCK ON NOVEMBER 12, 2004 WAS AS FOLLOWS:

Common Stock (par value $1,000 per share)	3,511 shares outstanding

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

AIG SUNAMERICA LIFE ASSURANCE COMPANY

INDEX

Page
Number(s)
Part I — Financial Information

Consolidated Balance Sheet (Unaudited) — September 30, 2004 and December 31, 2003	2-3

Consolidated Statement of Income and Comprehensive Income (Unaudited) — Three Months and Nine Months Ended September 30, 2004 and 2003	4-5

Consolidated Statement of Cash Flows (Unaudited) - Nine Months Ended September 30, 2004 and 2003	6-7

Notes to Consolidated Financial Statements (Unaudited)	8-18

Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-38

Quantitative and Qualitative Disclosures About Market Risk	39

Disclosure Controls and Procedures	39

Part II — Other Information	40
EX-31.1
EX-31.2
EX-32

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2004	2003
	(in thousands)
ASSETS

Investments and cash:
Cash and short-term investments	$261,815	$133,105
Bonds, notes and redeemable preferred stocks available for sale, at fair value (amortized cost: September 30, 2004, $5,115,272; December 31, 2003, $5,351,183)	5,267,874	5,505,800
Mortgage loans	675,778	716,846
Policy loans	188,150	200,232
Mutual funds	10,089	21,159
Common stocks available for sale, at fair value (cost: September 30, 2004, $4,875; December 31, 2003, $635)	4,889	727
Real estate	20,091	22,166
Securities lending collateral	1,327,722	514,145
Other invested assets	32,724	10,453

Total investments and cash	7,789,132	7,124,633

Variable annuity assets held in separate accounts	20,586,997	19,178,796
Accrued investment income	75,927	74,647
Deferred acquisition costs	1,331,563	1,264,321
Other deferred expenses	262,019	241,007
Income taxes currently receivable from Parent	—	13,856
Goodwill	14,038	14,038
Other assets	54,193	59,166

TOTAL ASSETS	$30,113,869	$27,970,464

See accompanying notes to consolidated financial statements

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED BALANCE SHEET (Continued)
(Unaudited)

	September 30,	December 31,
	2004	2003
	(in thousands)
LIABILITIES AND SHAREHOLDER’S EQUITY

Reserves, payables and accrued liabilities:
Reserves for fixed annuity contracts and fixed accounts of variable annuity contracts	$4,161,363	$4,274,329
Reserves for universal life insurance contracts	1,549,073	1,609,233
Reserves for guaranteed investment contracts	214,734	218,032
Reserves for guaranteed benefits	77,977	12,022
Securities lending payable	1,327,722	514,145
Income taxes currently payable to Parent	181	—
Due to affiliates	9,095	19,289
Payable to brokers	31,961	1,140
Other liabilities	194,201	248,258

Total reserves, payables and accrued liabilities	7,566,307	6,896,448

Variable annuity liabilities related to separate accounts	20,586,997	19,178,796

Subordinated notes payable to affiliates	41,483	41,520

Deferred income taxes	312,234	291,152

Total liabilities	28,507,021	26,407,916

Shareholder’s equity:
Common stock	3,511	3,511
Additional paid-in capital	1,224,885	1,224,885
Retained earnings	309,032	261,542
Accumulated other comprehensive income	69,420	72,610

Total shareholder’s equity	1,606,848	1,562,548

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$30,113,869	$27,970,464

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the three months and nine months ended September 30, 2004 and 2003
(Unaudited)

	Three Months		Nine Months
	2004	2003	2004	2003
	(in thousands)
REVENUES
Fee income:
Variable annuity policy fees, net of reinsurance	$91,932	$72,200	$270,492	$201,179
Asset management fees	23,000	17,625	66,521	46,414
Universal life insurance policy fees, net of reinsurance	7,481	8,192	25,188	26,540
Surrender charges	6,482	6,895	19,973	21,249
Other fees	3,857	3,578	11,049	10,430

Total fee income	132,752	108,490	393,223	305,812

Investment income	88,166	100,103	273,257	299,166
Net realized investment losses	(15,151)	(17,940)	(24,877)	(26,570)

Total revenues	205,767	190,653	641,603	578,408

BENEFITS AND EXPENSES
Interest expense:
Fixed annuity contracts and fixed accounts of variable annuity contracts	35,799	38,482	106,606	116,575
Universal life insurance contracts	18,474	19,303	55,479	57,142
Guaranteed investment contracts	1,550	2,042	4,264	6,089
Subordinated notes payable	523	542	1,621	2,044

Total interest expense	56,346	60,369	167,970	181,850

General and administrative expenses	32,649	26,275	104,282	84,607
Amortization of deferred acquisition costs and other deferred expenses	29,266	50,269	114,005	139,798
Annual commissions	15,114	11,422	45,245	41,595
Claims on universal life contracts, net of reinsurance recoveries	3,577	4,022	13,499	15,255
Guaranteed benefits, net of reinsurance recoveries	17,314	14,723	48,240	51,182

Total benefits and expenses	154,266	167,080	493,241	514,287

PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	51,501	23,573	148,362	64,121

Income tax expense	8,418	5,422	35,783	14,748

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	43,083	18,151	112,579	49,373

Cumulative effect of accounting change, net of tax	—	—	(62,589)	—

NET INCOME	$43,083	$18,151	$49,990	$49,373

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME (Continued)
For the three months and nine months ended September 30, 2004 and 2003
(Unaudited)

	Three Months		Nine Months
	2004	2003	2004	2003
	(in thousands)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Net unrealized gains (losses) on debt and equity securities available for sale identified in the current period less related amortization of deferred acquisition costs and other deferred expenses	$50,076	$(17,432)	$(24,292)	$79,494

Less reclassification adjustment for net realized losses included in net income	12,988	11,645	19,386	16,400

Income tax (expense) benefit	(22,073)	2,025	1,716	(33,564)

OTHER COMPREHENSIVE INCOME (LOSS)	40,991	(3,762)	(3,190)	62,330

COMPREHENSIVE INCOME	$84,074	$14,389	$46,800	$111,703

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$49,990	$49,373
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	62,589	—
Interest credited to:
Fixed annuity contracts and fixed accounts of variable annuity contracts	106,606	116,575
Universal life insurance contracts	55,479	57,142
Guaranteed investment contracts	4,264	6,089
Net realized investment losses	24,877	26,570
Amoritization of premium on securities	723	48
(Gain) loss on other invested assets	(5,869)	5,507
Amortization of deferred acquisition costs and other deferred expenses	114,005	139,798
Depreciation of fixed assets	1,227	898
Acquisition costs deferred	(190,437)	(158,851)
Other expenses deferred	(51,312)	(51,166)
Provision (benefit) for deferred income taxes	56,501	(48,611)
Change in:
Accrued investment income	(1,280)	(7,438)
Other assets	3,746	(7,656)
Income taxes currently receivable from/payable to Parent	14,037	52,446
Due to affiliates	(10,194)	(14,733)
Other liabilities	11,593	(4,683)
Other, net	12,536	11,617

NET CASH PROVIDED BY OPERATING ACTIVITIES	259,081	172,925

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds, notes and redeemable preferred stocks	(1,153,904)	(1,431,013)
Mortgage loans	(25,760)	(42,859)
Other investments, excluding short-term investments	(20,671)	(14,970)
Sales of:
Bonds, notes and redeemable preferred stocks	755,843	803,180
Other investments, excluding short-term investments	14,589	269
Redemptions and maturities of:
Bonds, notes and redeemable preferred stocks	633,620	767,055
Mortgage loans	67,747	35,215
Other investments, excluding short-term investments	12,308	70,107

NET CASH PROVIDED BY INVESTING ACTIVITIES	$283,772	$186,984

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
For the nine months ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
	(in thousands)
CASH FLOW FROM FINANCING ACTIVITIES:
Deposits received on:
Fixed annuity contracts and fixed accounts of variable annuity contracts	$1,082,777	$1,181,329
Universal life insurance contracts	32,532	34,176
Net exchanges from the fixed accounts of variable annuity contracts	(962,641)	(732,102)
Withdrawal payments on:
Fixed annuity contracts and fixed accounts of variable annuity contracts	(330,033)	(349,241)
Universal life insurance contracts	(54,943)	(45,307)
Guaranteed investment contracts	(6,673)	(7,647)
Claims and annuity payments on:
Fixed annuity contracts and fixed accounts of variable annuity contracts	(83,045)	(82,191)
Universal life insurance contracts	(84,879)	(90,912)
Net payment related to a modified coinsurance transaction	(4,738)	(18,959)
Dividend paid to Parent	(2,500)	(10,187)

NET CASH USED IN FINANCING ACTIVITIES	(414,143)	(121,041)

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS	128,710	238,868

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	133,105	116,882

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD AT END OF PERIOD AT END OF PERIOD	$261,815	$355,750

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid on indebtedness	$1,621	$2,044

Income taxes paid to Parent	$47,424	$51,087

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

Effective January 1, 2004, the Parent contributed to the Company 100% of the outstanding capital stock of its consolidated subsidiary, AIG SunAmerica Asset Management Corp. (“SAAMCo”) (formerly SunAmerica Asset Management Corp.) which in turn has two wholly owned subsidiaries: AIG SunAmerica Capital Services, Inc. (“SACS”) (formerly SunAmerica Capital Services, Inc.) and AIG SunAmerica Fund Services, Inc. (“SFS”) (formerly SunAmerica Fund Services, Inc.). Pursuant to this contribution, SAAMCo became a direct wholly owned subsidiary of the Company. This contribution increased the Company’s shareholder’s equity by $99,131,000. Included in the contribution of SAAMCo to the Company were tax benefits of $24,624,000 derived from losses incurred by SA Affordable Housing, L.L.C. through December 31, 2003, at which time it was no longer a subsidiary of SAAMCo. Assets, liabilities and shareholder’s equity at December 31, 2003 were restated to include $174,756,000, $75,625,000 and $99,131,000, respectively, of SAAMCo balances. Similarly, the results of operations and cash flows for the nine months ended September 30, 2003 have been restated for the addition to pretax income of $10,034,000 to reflect the SAAMCo activity.

SAAMCo and its wholly owned distributor, SACS, and its wholly owned servicing administrator, SFS, are included in the Company’s asset management segment (see Note 5). These companies earn fee income by managing, distributing and administering a diversified family of mutual funds, managing certain subaccounts offered within the Company’s variable annuity products and providing professional management of individual, corporate and pension plan portfolios.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary, consisting of normal recurring items, to present fairly the Company’s consolidated financial position as of September 30, 2004 and December 31, 2003, the results of its consolidated operations for the three months and nine months ended September 30, 2004 and 2003 and its consolidated cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003, contained in the Company’s 2003 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.	RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). This statement was effective as of January 1, 2004, and requires the Company to recognize a liability for guaranteed minimum death benefits and other living benefits related to its variable annuities and modifies certain disclosures and financial statement presentations for these products. In addition, SOP 03-1 addresses the presentation and reporting of separate accounts and the capitalization and amortization of certain other expenses. The Company reported for the first quarter of 2004 a one-time cumulative accounting charge upon adoption of $62,589,000 ($96,291,000 pre-tax) to reflect the liability and the related impact of deferred acquisition costs (“DAC”) and reinsurance as of January 1, 2004.

The Company issues variable annuities for which the investment risk is generally borne by the contract holder, except with respect to amounts invested in the fixed-rate account options. For many of the Company’s variable annuities, the Company offers contractual guarantees in the event of death, at specified dates during the accumulation period, upon certain withdrawals or at annuitization. Such benefits are referred to as guaranteed minimum death benefits (“GMDB”), guaranteed minimum account value benefits (“GMAV”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income benefits (“GMIB”), respectively. The Company also issues certain variable annuity products that offer an optional earnings enhancement benefit (“EEB”) feature that provides an additional death benefit amount equal to a fixed percentage of earnings in the contract, subject to certain maximums.

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

The Company offers GMDB options that guarantee for virtually all contract holders, that upon death, the contract holder’s beneficiary will receive the greater of (1) the contract holder’s account value, or (2) a guaranteed minimum death benefit that varies by product and election by policy owner. The GMDB liability is determined each period end by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to guaranteed benefits, net of reinsurance recoveries, if actual experience or other evidence suggests that earlier assumptions should be revised. As of September 30, 2004, approximately 30% of in-force contracts with GMDB (calculated based on account value) have been reinsured.

GMAV is a feature offered on certain variable annuity products. If available and elected by the contract holder at the time of contract issuance, GMAV guarantees that the account value under the contract will at least equal the amount of deposits invested during the first ninety days, adjusted for any subsequent withdrawals, at the end of a ten-year waiting period. The Company purchases put options on the S&P 500 index to partially offset this risk. GMAVs are considered to be derivatives under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities"(“FAS 133”), and are recognized at fair value in the consolidated balance sheet and through investment income in the consolidated statement of income and comprehensive income.

GMWB is a feature offered on certain variable annuity products. If available and elected by the contract holder at the time of contract issuance, this feature provides a guaranteed annual withdrawal stream, regardless of market performance, equal to deposits invested during the first ninety days adjusted for any subsequent withdrawals (“Eligible Premium”). These guaranteed annual withdrawals of up to 10% of Eligible Premiums, are available after either a three-year or a five-year

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.	RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

waiting period as elected by the contract holder at time of contract issuance, without reducing the future amounts guaranteed. If no withdrawals have been made during the waiting period of 3 or 5 years, the contract holder will realize an additional 10% or 20%, respectively, of Eligible Premium after all other amounts guaranteed under this benefit have been paid. GMWBs are considered to be derivatives under FAS 133 and are recognized at fair value in the consolidated balance sheet and through investment income in the consolidated statement of income and comprehensive income.

If available and elected by the contract holder, GMIB provides a minimum fixed annuity payment guarantee after a seven, nine or ten-year waiting period. As there is a waiting period to annuitize using the GMIB, there are virtually no policies eligible to receive this benefit at September 30, 2004. The GMIB liability is determined each period end by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to guaranteed benefits, net of reinsurance recoveries, if actual experience or other evidence suggests that earlier assumptions should be revised. As of June 30, 2004, virtually all of the Company’s GMIB exposure was effectively transferred to several large insurance companies via reinsurance agreements. However, the Company does not have reinsurance coverage on contracts sold after July 2004.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.	RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

Details concerning the Company’s guaranteed benefit exposures as of September 30, 2004 are as follows:

		Highest Specified
		Anniversary Account
	Return of Net	Value Minus
	Deposits Plus a	Withdrawals Post
	Minimum Return	Anniversary
	(dollars in thousands)
In the event of death (GMDB and EEB):
Account value	$12,161,430	$11,795,514
Net amount at risk (a)	1,221,718	1,488,877
Average attained age of contract holders	65	64
Range of guaranteed minimum return rates	0%-5%	0%

At annuitization (GMIB):
Account value	$6,375,984
Net amount at risk (a)	4,841
Weighted average period remaining until earliest annuitization	3.9 Years
Range of guaranteed minimum return rates	0%-6.5%

Accumulation at specified date (GMAV):
Account value	$1,313,412
Net amount at risk (a)	3,462
Weighted average period remaining until guaranteed payment	9.1 Years

Annual withdrawals at specified date (GMWB):
Account value	$135,316
Net amount at risk (b)	162
Weighted average period remaining until expected payout	14.1 Years

(a)	Net amount at risk represents the guaranteed benefit exposure in excess of the current account value, net of applicable reinsurance, if all contract holders died, in the case of GMDB, annuitized, in the case of GMIB, or reached the specified date, in the case of GMAV, at the same balance sheet date.

(b)	Net amount at risk represents the guaranteed benefit exposure in excess of the current account value if all contract holders exercise the maximum withdrawal benefits at the same balance sheet date. If no withdrawals have been made during the waiting period of 3 or 5 years, the contract holder will realize an additional 10% or 20% of Eligible Premium, respectively, after all other amounts guaranteed under this benefit have been paid. The additional 10% or 20% enhancement increases the net amount at risk by $17,814,000 payable no sooner than 13 or 15 years from contract issuance for the 3 or 5 year waiting periods, respectively.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.	RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

The following summarizes the reserve for guaranteed benefits, net of reinsurance, on variable contracts reflected in the general account:

(in thousands)

Balance at January 1, 2004 (c)	$65,423
Guaranteed benefits incurred, net of reinsurance recoveries	48,240
Guaranteed benefits paid, net of reinsurance recoveries	(35,686)

Balance at September 30, 2004	$77,977

(c)	Includes amounts from the one-time cumulative accounting change resulting from the adoption of SOP 03-1.

The following assumptions and methodology were used to determine the reserve for guaranteed benefits at September 30, 2004:

•	Data used was 5,000 stochastically generated investment performance scenarios.
•	Mean investment performance assumption was 10%.
•	Volatility assumption was 16%.
•	Mortality was assumed to be 64% of the 75-80 ALB table.
•	Lapse rates vary by contract type and duration and range from 1% to 30%.
•	The discount rate was approximately 8%.

The Company currently offers enhanced crediting rates or bonus payments to contract holders on certain of its products. Such amounts are deferred and amortized over the life of the policy using the same methodology and assumptions used to amortize DAC. The Company previously deferred these expenses as part of DAC and reported the amortization of such amounts as part of DAC amortization. Upon implementation of SOP 03-1, the Company reclassified $160.0 million of these expenses from DAC to other deferred expenses, which is reported on the consolidated balance sheet. For the nine months ended September 30, 2004, $29.1 million of these expenses were deferred. For the nine months ended September 30, 2004, amortization of these deferred expenses was $6.7 million. Amortization of other deferred expenses is reported as part of amortization of deferred acquisition costs and other deferred expenses on the consolidated statement of income and comprehensive income. Prior period consolidated balance sheet and consolidated statement of income and comprehensive income presentation has been reclassified to conform to the new presentation.

3.	CONTINGENT LIABILITIES

The Company has six agreements outstanding in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. In addition, the Company guarantees the payment of these securities upon redemption. The maximum liability under these guarantees at September 30, 2004 is $195,439,000. These commitments have contractual maturity dates as follows: $20,500,000 in the remainder of 2004 and $174,939,000 in 2005. Related to each of these agreements are participation agreements with the Parent under which the Parent will share in $62,599,000 of these liabilities in exchange for a proportionate percentage of the fees received under these agreements. The Internal Revenue Service has completed

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	CONTINGENT LIABILITIES (Continued)

its examinations into the transactions underlying these commitments, including the Companys’s role in the transactions. The examination did not result in a material loss to the Company.

At September 30, 2004, the Company has commitments to purchase a total of approximately $24,000,000 of asset-backed securities in the ordinary course of business. The expiration dates of these commitments are as follows: $15,000,000 in 2004 and $9,000,000 in 2006.

Various federal, state and other regulatory agencies are reviewing certain transactions and practices of the Company and its subsidiaries in connection with industry-wide and other inquiries. In the opinion of the Company’s management and based on the current status of these inquiries, it is not likely that any of these inquiries will have a material adverse effect on the Company’s consolidated financial condition or operation.

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

Subordinated notes (including accrued interest of $523,000) payable to affiliates totaled $41,483,000 at interest rates ranging from 4.00% to 9.5% at September 30, 2004, and require principal payments of $3,000,000 in 2004 and $37,960,000 in 2008.

On October 31, 2003, the Company became a party to an existing credit agreement under which the Company agreed to make loans to AIG in an aggregate amount of up to $60,000,000. This commitment expires on October 28, 2005. There was no outstanding balance under this agreement at September 30, 2004.

At September 30, 2004, a receivable of $5,000,000 was included in due to affiliates on the consolidated balance sheet. This balance is due from AIGRS under the short-term financing arrangement that is discussed in the Related-Party Matters footnote of the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

On February 1, 2004, SAAMCo entered into an administrative services agreement with its affiliate, First SunAmerica Life Insurance Company (“FSA”), whereby SAAMCo will pay to FSA a fee based on a percentage of all assets invested through FSA’s variable annuity products in exchange for services performed. SAAMCo is the investment advisor for certain trusts that serve as investment options for FSA’s variable annuity products. Amounts earned by FSA under this agreement totaled $1.3 million in 2004 and are included in asset management fees in the statement of income and comprehensive income. A fee of $1.2 million was paid to FSA under a different agreement in 2003.

On October 1, 2001, SAAMCo entered into two administrative services agreements with business trusts established by its affiliate, The Variable Annuity Life Insurance Company (“VALIC”), whereby the trust pays to SAAMCo a fee based on a percentage of average daily net assets invested through VALIC’s annuity products in exchange for services performed. Amounts earned by SAAMCo under this agreement totaled $6.7 million in 2004 and $5.4 million in 2003 and are included in other fees in the consolidated statement of income and comprehensive income.

SAAMCo and VALIC have an agreement pursuant to which SAAMCo pays a fee based on a percentage of each funds’ average daily net assets invested through VALIC’s annuity products for certain administrative costs incurred by VALIC. Amounts paid by SAAMCo totaled $1.9 million in 2004 and $1.6 million in 2003 and are included in other fees in the consolidated statement of income and comprehensive income.

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

As of January 1, 2004, the Company began conducting its business through two business segments, annuity operations and asset management operations. Prior to January 1, 2004, the Company conducted its business through one segment: annuity operations. Annuity operations consists of the sale and administration of deposit-type insurance contracts, including fixed and variable annuities, universal life insurance contracts and GICs. Asset management operations, which includes the management, distribution and administration of mutual funds, is conducted by SAAMCo and its subsidiary and distributor, SACS, and its subsidiary and servicing administrator, SFS. Following is selected information pertaining to the Company’s business segments.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	SEGMENT INFORMATION (Continued)

		Asset
	Annuity	Management
	Operations	Operations	Total
	(in thousands)
THREE MONTHS ENDED SEPTEMBER 30, 2004:

REVENUES:
Fee income:
Variable annuity policy fees, net of reinsurance	$91,932	$—	$91,932
Asset management fees	—	23,000	23,000
Universal life insurance policy fees, net of reinsurance	7,481	—	7,481
Surrender charges	6,482	—	6,482
Other fees	—	3,857	3,857

Total fee income	105,895	26,857	132,752

Investment income	87,932	234	88,166
Net realized investment losses	(15,151)	—	(15,151)

Total revenues	178,676	27,091	205,767

BENEFITS AND EXPENSES:
Interest expense	55,823	523	56,346
General and administrative expenses	23,272	9,377	32,649
Amortization of deferred acquisition costs and other deferred expenses	21,160	8,106	29,266
Annual commissions	15,114	—	15,114
Claims on universal life contracts, net of reinsurance recoveries	3,577	—	3,577
Guaranteed benefits, net of reinsurance recoveries	17,314	—	17,314

Total benefits and expenses	136,260	18,006	154,266

Pretax income before cumulative effect of accounting change	$42,416	$9,085	$51,501

Total assets	$29,917,921	$195,948	$30,113,869

Expenditures for long-lived assets	$—	$8	$8

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	SEGMENT INFORMATION (Continued)

		Asset
	Annuity	Management
	Operations	Operations	Total
	(in thousands)
THREE MONTHS ENDED SEPTEMBER 30, 2003:

REVENUES:
Fee income:
Variable annuity policy fees, net of reinsurance	$72,200	$—	$72,200
Asset management fees	—	17,625	17,625
Universal life insurance policy fees, net of reinsurance	8,192	—	8,192
Surrender charges	6,895	—	6,895
Other fees	—	3,578	3,578

Total fee income	87,287	21,203	108,490

Investment income	99,123	980	100,103
Net realized investment losses	(17,940)	—	(17,940)

Total revenues	168,470	22,183	190,653

BENEFITS AND EXPENSES:
Interest expense	59,827	542	60,369
General and administrative expenses	18,992	7,283	26,275
Amortization of deferred acquisition costs and other deferred expenses	44,400	5,869	50,269
Annual commissions	11,422	—	11,422
Claims on universal life contracts, net of reinsurance recoveries	4,022	—	4,022
Guaranteed benefits, net of reinsurance recoveries	14,723	—	14,723

Total benefits and expenses	153,386	13,694	167,080

Pretax income before cumulative effect of accounting change	$15,084	$8,489	$23,573

Total assets	$25,990,038	$218,902	$26,208,940

Expenditures for long-lived assets	$—	$48	$48

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	SEGMENT INFORMATION (Continued)

		Asset
	Annuity	Management
	Operations	Operations	Total
	(in thousands)
NINE MONTHS ENDED SEPTEMBER 30, 2004:

REVENUES:
Fee income:
Variable annuity policy fees, net of reinsurance	$270,492	$—	$270,492
Asset management fees	—	66,521	66,521
Universal life insurance policy fees, net of reinsurance	25,188	—	25,188
Surrender charges	19,973	—	19,973
Other fees	—	11,049	11,049

Total fee income	315,653	77,570	393,223

Investment income	272,708	549	273,257
Net realized investment losses	(24,877)	—	(24,877)

Total revenues	563,484	78,119	641,603

BENEFITS AND EXPENSES:
Interest expense	166,349	1,621	167,970
General and administrative expenses	75,873	28,409	104,282
Amortization of deferred acquisition costs and other deferred expenses	90,490	23,515	114,005
Annual commissions	45,245	—	45,245
Claims on universal life contracts, net of reinsurance recoveries	13,499	—	13,499
Guaranteed benefits, net of reinsurance recoveries	48,240	—	48,240

Total benefits and expenses	439,696	53,545	493,241

Pretax income before cumulative effect of accounting change	$123,788	$24,574	$148,362

Total assets	$29,917,921	$195,948	$30,113,869

Expenditures for long-lived assets	$—	$91	$91

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	SEGMENT INFORMATION (Continued)

		Asset
	Annuity	Management
	Operations	Operations	Total
	(in thousands)
NINE MONTHS ENDED SEPTEMBER 30, 2003:

REVENUES:
Fee income:
Variable annuity policy fees, net of reinsurance	$201,179	$—	$201,179
Asset management fees	—	46,414	46,414
Universal life insurance policy fees, net of reinsurance	26,540	—	26,540
Surrender charges	21,249	—	21,249
Other fees	—	10,430	10,430

Total fee income	248,968	56,844	305,812

Investment income	295,948	3,218	299,166
Net realized investment losses	(26,570)	—	(26,570)

Total revenues	518,346	60,062	578,408

BENEFITS AND EXPENSES:
Interest expense	179,806	2,044	181,850
General and administrative expenses	59,281	25,326	84,607
Amortization of deferred acquisition costs and other deferred expenses	123,477	16,321	139,798
Annual commissions	41,595	—	41,595
Claims on universal life contracts, net of reinsurance recoveries	15,255	—	15,255
Guaranteed benefits, net of reinsurance recoveries	51,182	—	51,182

Total benefits and expenses	470,596	43,691	514,287

Pretax income before cumulative effect of accounting change	$47,750	$16,371	$64,121

Total assets	$25,990,038	$218,902	$26,208,940

Expenditures for long-lived assets	$—	$2,741	$2,741

AIG SUNAMERICA LIFE ASSURANCE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s discussion and analysis of financial condition and results of operations of AIG SunAmerica Life Assurance Company (formerly Anchor National Life Insurance Company) (the “Company”) for the three months and nine months ended September 30, 2004 and 2003 follows. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

CRITICAL ACCOUNTING POLICIES

     The Company considers its most critical accounting policies those policies with respect to valuation of certain financial instruments, amortization of deferred acquisition costs and other deferred expenses and the reserve for guaranteed benefits. In the implementation of each of the aforementioned policies, management is required to exercise its judgment on both a quantitative and qualitative basis. Further explanation of how management exercises that judgment follows.

     VALUATION OF CERTAIN FINANCIAL INSTRUMENTS: Gross unrealized losses on debt and equity securities available for sale amounted to $35.5 million at September 30, 2004. In determining if and when a decline in fair value below amortized cost is other than temporary, the Company evaluates at each reporting period the market conditions, offering prices, trends of earnings, price multiples, and other key measures for investments in debt and equity securities. In particular, for debt securities, the Company assesses the probability that all amounts due are collectible according to the contractual terms of the obligation. When such a decline in value is deemed to be other than temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline (See also discussion within “Capital Resources and Liquidity” herein).

     Securities in the Company’s portfolio with a carrying value of approximately $892.1 million at September 30, 2004 do not have readily determinable market prices. For these securities, the Company estimates the fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, the Company uses its most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale. The Company’s ability to liquidate its positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and the Company may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral, if any, and other factors may not reflect those of an active market.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER DEFERRED EXPENSES: Approximately 79% of the amortization of deferred acquisition costs (“DAC”) and other deferred expenses was attributed to policy acquisition costs deferred by the annuity operations and 21% was attributed to the distribution costs deferred by the asset management operations. For the annuity operations, the Company amortizes DAC and other deferred expenses based on a percentage of expected gross profits (“EGPs”) over the life of the underlying policies over the estimated lives of the fund deposits on a straight-line basis. EGPs are computed based on assumptions related to the underlying policies written, including their anticipated duration, the growth rate of the separate account assets (with respect to variable annuities) or general account assets (with respect to fixed annuities, fixed options of variable annuities and universal life contracts) supporting the annuity obligations, costs of providing policy guarantees and the level of expenses necessary to maintain the policies. The Company adjusts amortization of DAC and other deferred expenses (a “DAC unlocking”) when current or estimates of future gross profits to be realized from its annuity policies are revised. Approximately 96% of the DAC balance attributed to annuity operations at September 30, 2004 related to variable annuity products and 4% related to fixed annuity and universal life products.

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

     RESERVE FOR GUARANTEED BENEFITS: Pursuant to the adoption of Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”) on January 1, 2004, the Company is required to recognize a liability for guaranteed minimum death benefits (“GMDB”) and other guaranteed benefits. In calculating the projected liability, five thousand stochastically generated investment performance scenarios were developed using the Company’s best estimates. These assumptions included, among others, mean equity return and volatility, mortality rates and lapse rates. The estimation of cash flow and the determination of the assumptions used require judgment, which can, at times, be subjective.

     Several of the guaranteed benefits are sensitive to equity market conditions. The Company uses the purchase of reinsurance and capital market hedging strategies to mitigate the risk of paying benefits in excess of account values as a result of significant downturns in equity markets. Risk mitigation may or may not reduce the volatility of net income resulting from equity market volatility. Reinsurance or hedges are secured when the cost is less than the risk reduction. The Company expects to use either additional reinsurance or capital market hedges for risk mitigation on an opportunistic basis. Despite the purchase of reinsurance or hedges, the reinsurance or hedge secured may be inadequate to completely offset the effects of changes in equity markets.

RESULTS OF OPERATIONS

     NET INCOME totaled $43.1 million in the third quarter of 2004, compared with $18.2 million in the third quarter of 2003. For the nine months ended September 30, 2004, net income amounted to $50.0 million, compared to $49.4 million in 2003.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX reflected the adoption of SOP 03-1 on January 1, 2004. The Company recorded a loss of $62.6 million, net of tax, which is recognized in the consolidated statement of income and comprehensive income as a cumulative effect of accounting change for the nine months ended September 30, 2004.

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $51.5 million in the third quarter of 2004, compared with $23.6 million in the third quarter of 2003. For the nine months, pretax income before cumulative effect of accounting change totaled $148.4 million in 2004, compared to $64.1 million in 2003. The increase in both the third quarter and the nine months of 2004 was primarily due to higher variable annuity and asset management fee income and decreased amortization of deferred acquisition costs and other deferred expenses partially offset by lower investment income and higher general and administrative expenses.

     INCOME TAX EXPENSE totaled $8.4 million in the third quarter of 2004, $5.4 million in the third quarter of 2003, $35.8 million in the nine months of 2004 and $14.7 million in the nine months of 2003, representing effective tax rates of 16%, 23%, 24% and 23%, respectively. The decrease in the third quarter of 2004 results from the recognition of certain tax credits and a decrease in state taxes.

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

     The Company has two business segments: annuity operations and asset management operations. The annuity operations consist of the sale and administration of deposit-type insurance contracts, such as variable and fixed annuities, universal life insurance and guaranteed investment contracts. The Company focuses primarily on the marketing of variable annuity products. The variable annuity products offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as guaranteed fixed-rate account options. The Company earns fee income on investments in the variable account options and net investment spread on the fixed-rate account options.

     The asset management operations are conducted by the Company’s registered investment advisor subsidiary, SAAMCo, and its wholly owned distributor, SACS, and its wholly owned servicing administrator, SFS. These companies earn fee income by managing, distributing and administering a diversified family of mutual funds, managing certain subaccounts offered within the Company’s variable annuity products and providing professional management of individual, corporate and pension plan portfolios.

ANNUITY OPERATIONS

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $42.4 million in the third quarter of 2004, compared with $15.1 million in the third quarter of 2003. For the nine months, pretax income before cumulative effect of accounting change totaled $123.8 million in 2004, compared to $47.8 million in 2003. The increase in 2004 compared to 2003 was primarily due to higher variable annuity policy fee income and lower amortization of deferred acquisition costs and other deferred expenses partially offset by higher general and administrative and other expenses.

     NET INVESTMENT SPREAD, a non-GAAP measure, which represents investment income earned on invested assets less interest credited to fixed annuity contracts, fixed accounts of variable annuity contracts, universal life insurance contracts and guaranteed investment contracts is a key measurement used by the Company in evaluating the profitability of its business. Accordingly, the Company presents an analysis of net investment spread because the Company has determined this measure to be useful and meaningful.

     In evaluating its investment yield and net investment spread, the Company calculates average invested assets using the amortized cost of bonds, notes and redeemable preferred stocks. This basis does not include unrealized gains and losses, which are reflected in the carrying value (i.e., fair value) of those investments pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In the calculation of average invested assets, the Company excludes cash collateral received from a securities lending program, which is offset by a securities lending payable in the same amount. The Company participates in a securities lending program with an affiliated agent, pursuant to which it lends its securities and primarily takes cash as collateral with respect to the securities lent. Participation in securities lending agreements provides additional net investment income for the Company, resulting from investment income earned on the collateral, less interest paid on the securities lending agreements and the related management fees paid to an affiliate to administer the program.

     An analysis of net investment spread and a reconciliation to pretax income before cumulative effect of accounting change is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)
Investment income	$87,932	$99,123	$272,708	$295,948
Interest credited to fixed annuity contracts and fixed accounts of variable annuity contracts	(35,799)	(38,482)	(106,606)	(116,575)
Interest credited to universal life insurance contracts	(18,474)	(19,303)	(55,479)	(57,142)
Interest credited to guaranteed investment contracts	(1,550)	(2,042)	(4,264)	(6,089)

Net investment spread	32,109	39,296	106,359	116,142

Net realized investment losses	(15,151)	(17,940)	(24,877)	(26,570)
Fee income, net of reinsurance	105,895	87,287	315,653	248,968
General administrative expenses, net of deferrals	(23,272)	(18,992)	(75,873)	(59,281)
Amortization of DAC and other deferred expenses	(21,160)	(44,400)	(90,490)	(123,477)
Annual commissions	(15,114)	(11,422)	(45,245)	(41,595)
Claims on UL contracts, net of reinsurance recoveries	(3,577)	(4,022)	(13,499)	(15,255)
Guaranteed benefits, net of reinsurance recoveries	(17,314)	(14,723)	(48,240)	(51,182)

Pretax income before cumulative effect of accounting change	$42,416	$15,084	$123,788	$47,750

     Net investment spread totaled $32.1 million in the third quarter of 2004, compared to $39.3 million in the third quarter of 2003. These amounts equal 2.06% on average invested assets (computed on a daily basis) of $6.23 billion in the third quarter of 2004 and 2.35% on average invested assets of $6.69 billion in the third quarter of 2003. For the nine months, net investment spread totaled $106.4 million in 2004 and $116.1 million in 2003, representing 2.27% of average invested assets of $6.25 billion in 2004 and 2.30% of average invested assets of $6.72 billion in 2003 on an annualized basis.

     The components of net investment spread were as follows (percentages represent annualized rates):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)
Net investment spread	$32,109	$39,296	$106,359	$116,142
Average invested assets	6,225,262	6,686,235	6,254,328	6,718,648
Average interest-bearing liabilities	5,966,369	6,440,801	5,986,790	6,465,731

Yield on average invested assets	5.65%	5.93%	5.81%	5.87%
Rate paid on average interest-bearing liabilities	3.74	3.72	3.70	3.71

Difference between yield and interest rate paid	1.91%	2.21%	2.11%	2.16%

Net investment spread as a percentage of average invested assets	2.06%	2.35%	2.27%	2.30%

     The decline in average invested assets resulted primarily from net exchanges from fixed accounts into the separate accounts of variable annuity contracts, partially offset by sales of the fixed account options of the Company’s variable annuity products. Sales of fixed annuities and fixed annuity options (“Fixed Annuity Deposits”) and renewal deposits on its universal life product totaled $323.1 million in the third quarter of 2004, $389.3 million in the third quarter of 2003, $1.12 billion in the nine months of 2004 and $1.22 billion in the nine months of 2003, and are largely deposits for the fixed account options of variable annuities. On an annualized basis, Fixed Annuity Deposits represent 22%, 25%, 25% and 27%, respectively, of the related reserve balances at the beginning of the respective periods.

     Net investment spreads include the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. Average invested assets exceeded average interest-bearing liabilities by $258.9 million in the third quarter of 2004, compared with $245.4 million in the third quarter of 2003. For the nine months, average invested assets exceeded average interest-bearing liabilities by $267.5 million in 2004, compared with $252.9 million in 2003. The difference between the Company’s yield on average invested assets and the rate paid on average interest-bearing liabilities was 1.91% in the third quarter of 2004, 2.21% in the third quarter of 2003, 2.11% in the nine months of 2004 and 2.16% in the nine months of 2003.

     Investment income (and the related yields on average invested assets) totaled $87.9 million (5.65%) in the third quarter of 2004, $99.1 million (5.93%) in the third quarter of 2003, $272.7 million (5.81%) in the nine months of 2004 and $295.9 million (5.87%) in the nine months of 2003. The decrease in the investment yield primarily reflects the historically low prevailing interest rate environment that has persisted throughout 2003 and 2004, as well as $1.7 million in losses from the mark to market of the S&P 500 put options and the GMAV embedded derivatives in the third quarter of 2004, compared to a $1.5 million income in the third quarter of 2003. Excluding the impact of the put options and embedded derivatives, investment income would have been $89.6 million (5.76%) and $97.6 (5.84%) in the third quarters of 2004 and 2003, respectively. Expenses incurred to manage the investment portfolio amounted to $0.5 million in the third quarter of 2004, $0.6 million in the third quarter of 2003, $1.8 million in the nine months of 2004 and $1.7 million in the nine months of 2003. These expenses are included as a reduction of investment income in the consolidated statement of income and comprehensive income.

     Interest expense totaled $55.8 million in the third quarter of 2004 and $59.8 million in the third quarter of 2003. For the nine months, interest expense aggregated $166.3 million in 2004, compared with $179.8 million in 2003. The average rate paid on all interest-bearing liabilities was 3.74% in the third quarter of 2004, compared with 3.72% in the third quarter of 2003. For the nine months, the average rate paid on all interest-bearing liabilities was 3.70% in 2004 and 3.71% in 2003. Interest-bearing liabilities averaged $5.97 billion during the third quarter of 2004, $6.44 billion during the third quarter of 2003, $5.99 billion during the nine months of 2004 and $6.47 billion during the nine months of 2003.

     NET REALIZED INVESTMENT LOSSES totaled $15.2 million in the third quarter of 2004, compared with $17.9 million in the third quarter of 2003 and include impairment writedowns of $15.4 million and $20.3 million, respectively. For the nine months, net realized investment losses totaled $24.9 million in 2004, compared with $26.6 million in 2003 and include impairment writedowns of $17.9 million and $35.9 million, respectively. Thus, net realized gains from sales and redemptions of investments totaled $0.2 million in the third quarter of 2004 and $2.4 million in the third quarter of 2003. For the nine months, net realized losses from sales and redemptions of investments totaled $7.0 million in 2004, compared to net realized gains of $9.3 million in 2003.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $320.3 million in the third quarter of 2004, $265.4 million in the third quarter of 2003, $1.50 billion in the nine months of 2004 and $1.62 billion in the nine months of 2003. Sales of investments result from the active management of the Company’s investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.01%, 0.14%, 0.15% and 0.17% of average invested assets in the third quarter of 2004, the third quarter of 2003, the nine months of 2004 and the nine months of 2003, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company’s active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns include $15.4 million, $20.3 million, $17.9 million and $35.9 million of provisions principally applied to bonds in the third quarter of 2004, the third quarter of 2003, the nine months of 2004 and the nine months of 2003, respectively. On an annualized basis, impairment writedowns represent 0.99%, 1.21%, 0.38% and 0.71% of average invested assets in the respective periods. For the twenty quarters ended September 30, 2004, impairment writedowns as an annualized percentage of average invested assets have ranged from 0.07% to 1.95% and have averaged 0.69%. Such writedowns are based upon estimates of the fair value of invested assets and recorded when declines in the value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY POLICY FEES, NET OF REINSURANCE are based on the market value of assets in separate accounts supporting variable annuity contracts. Such fees totaled $91.9 million in the third quarter of 2004 and $72.2 million in the third quarter of 2003 and are net of reinsurance premiums of $6.7 million and $8.9 million, respectively. For the nine months, variable annuity policy fees totaled $270.5 million in 2004 and $201.2 million in 2003 and are net of reinsurance premiums of $21.7 million and $23.0 million, respectively. The increased fees in 2004 as compared to 2003 primarily reflect the improved equity market conditions in early 2004 and the latter part of 2003, and the resulting favorable impact on market values of the assets in the separate accounts. On an annualized basis, variable annuity policy fees represent 1.8%, 1.7%, 1.8% and 1.7% of average variable annuity assets in the third quarters and nine months of 2004 and 2003, respectively. Variable annuity assets averaged $20.13 billion, $16.88 billion, $20.03 billion and $15.68 billion during the respective periods. Variable annuity deposits, which exclude deposits allocated to the fixed accounts of variable annuity products, totaled $586.0 million in the third quarter of 2004 and $484.1 million in the third quarter of 2003. For the nine months, variable annuity deposits totaled $2.09 billion in 2004, compared with $1.21 billion in 2003. On an annualized basis, these amounts represent 11%, 12%, 15% and 11% of variable annuity reserves at the beginning of the respective periods. The increase in variable annuity deposits in the nine months of 2004 reflected increased demand for variable annuity products due to the improved equity market conditions in early 2004 and the latter part of 2003. Transfers from the fixed accounts of the Company’s variable annuity products to the separate accounts are not classified as variable annuity deposits. Accordingly, changes in variable annuity deposits are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company’s variable annuity products.

     Sales of variable annuity products (which include deposits allocated to the fixed accounts) (“Variable Annuity Product Sales”) amounted to $898.2 million, $863.2 million, $3.17 billion and $2.39 billion in the third quarters and the nine months of 2004 and 2003, respectively. Such sales primarily reflect those of the Company’s Polaris and Seasons families of variable annuity products. The Company’s variable annuity products are primarily multi-manager variable annuities that offer investors a choice of several variable funds as well as a number of guaranteed fixed-rate funds. Investors can select from a choice of several variable funds and up to 7 guaranteed fixed-rate funds, depending on the product. The increase in Variable Annuity Product Sales for the nine months reflects the generally improved equity market conditions in early 2004 and the latter part of 2003. The 23% decrease in Variable Annuity Product Sales in the third quarter of 2004 compared to the prior quarter primarily reflects generally difficult equity market conditions during the third quarter.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, Federal initiatives are proposed that could affect the taxation of annuities (see “Regulation”).

     UNIVERSAL LIFE INSURANCE POLICY FEES, NET OF REINSURANCE amounted to $7.5 million in the third quarter of 2004 and $8.2 million in the third quarter of 2003 and are net of reinsurance premiums of $9.3 million and $9.1 million, respectively. For the nine months, universal life insurance policy fees totaled $25.2 million in 2004 and $26.5 million in 2003 and are net of reinsurance premiums of $25.7 million and $25.4 million, respectively. Universal life insurance policy fees consist of mortality charges, up-front fees earned on deposits received and administrative fees, net of reinsurance premiums. The administrative fees are assessed based on the number of policies in force as of the end of each month. The Company acquired its universal life contracts as part of the acquisition of business from MBL Life Assurance Corporation on December 31, 1998 and does not actively market such contracts. Such fees annualized represent 2.0%, 2.1%, 2.2% and 2.2% of average reserves for universal life insurance contracts in the respective periods.

     SURRENDER CHARGES on variable annuity and universal life insurance contracts totaled $6.5 million in the third quarter of 2004 and $6.9 million in the third quarter of 2003. For the nine months, such surrender charges totaled $20.0 million in 2004 and $21.2 million in 2003. Surrender charge periods range from zero to nine years from the date a deposit is received. Surrender charges generally are assessed on withdrawals at declining rates during the first seven or nine years following receipt of the deposit.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $23.3 million in the third quarter of 2004 and $19.0 million in the third quarter of 2003. For the nine months, general and administrative expenses totaled $75.9 million in 2004 and $59.3 million in 2003. The increase in 2004 results from higher information technology costs and payroll related expenses resulting from higher sales and the servicing of such additional business. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER DEFERRED EXPENSES totaled $21.2 million in the third quarter of 2004, compared to $44.4 million in the third quarter of 2003. For the nine months, such amortization totaled $90.5 million in 2004 and $123.5 million in 2003. The prior year included accelerated amortization due to impairments of certain products and higher than anticipated surrenders on certain products with features which have been discontinued.

     ANNUAL COMMISSIONS totaled $15.1 million in the third quarter of 2004, compared with $11.4 million in the third quarter of 2003. For the nine months, annual commissions totaled $45.2 million in 2004 and $41.6 million in 2003. Annual commissions represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company’s variable annuity contracts. Substantially all of the Company’s currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. The vast majority of the Company’s average balances of its variable annuity products are currently subject to such annual commissions.

     CLAIMS ON UNIVERSAL LIFE CONTRACTS, NET OF REINSURANCE RECOVERIES totaled $3.6 million in the third quarter of 2004, compared to $4.0 million in the third quarter of 2003 and are net of reinsurance recoveries of $5.9 million and $9.0 million, respectively. For the nine months, such claims totaled $13.5 million in 2004 and $15.3 million in 2003 and are net of reinsurance recoveries of $28.6 million and $26.8 million, respectively. The change in such claims resulted principally from changes in mortality experience.

     GUARANTEED BENEFITS, NET OF REINSURANCE RECOVERIES on variable annuity contracts totaled $17.3 million in the third quarter of 2004, compared with $14.7 million in the third quarter of 2003 and are net of reinsurance recoveries of $0.1 million and $1.3 million, respectively. For the nine months, guaranteed benefits paid or accrued, net of reinsurance recoveries amounted to $48.2 million in 2004 and $51.2 million in 2003 and are net of reinsurance recoveries of $2.5 million and $7.1 million, respectively. These guaranteed benefits consist primarily of guaranteed minimum death benefits as well as immaterial amounts of earnings enhancement benefits and guaranteed minimum income benefits. These guarantees are described in more detail in the following paragraphs. The decrease during the nine months of 2004 reflects the generally improved equity market conditions in early 2004 and the latter part of 2003. Downturns in the equity markets could increase these expenses.

     Guaranteed minimum death benefits (“GMDB”) are issued on a majority of the Company’s variable annuity products. GMDB provides that, upon the death of a contract holder, the contract holder’s beneficiary will receive the greater of (1) the contract holder’s account value, or (2) a guaranteed minimum death benefit that varies by product and election by contract holder. The Company bears the risk that death claims following a decline in the equity markets may exceed contract holder account balances and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. As of September 30, 2004, the Company has reinsurance coverage on approximately 30% of in-force contracts with GMDB (calculated based on account value) and will be ceding only a small number of new contracts through the end of 2004. The Company does not currently have reinsurance coverage on any contracts to be sold after December 2004. Reinsurance coverage is subject to limitations such as caps and deductibles. On January 1, 2004, the Company recorded a liability for GMDB (see Note 2 of Notes to Consolidated Financial Statements) pursuant to adoption of a new accounting standard, SOP 03-1.

     Earnings enhancement benefit (“EEB”) is a feature the Company offers on certain variable annuity products. For contract holders who elect the feature, the EEB provides an additional death benefit amount equal to a fixed percentage of earnings in the contract, subject to certain maximums. The Company bears the risk that account values following favorable performance of the financial markets will result in greater EEB death claims and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. At September 30, 2004, based on current account value, approximately 8% of in-force contracts include EEB coverage and 86% of the contracts with EEB are reinsured.

     Guaranteed minimum income benefit (“GMIB”) is a feature the Company offers on certain variable annuity products. This feature provides a minimum fixed annuity payment guarantee for those contract holders who choose to receive fixed lifetime annuity payments after a seven, nine, or ten-year waiting period in their deferred annuity contracts. The Company bears the risk that the performance of the financial markets will not be sufficient for accumulated policyholder account balances to support GMIB benefits and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. The majority of the Company’s products containing the GMIB feature have been reinsured. However, the Company does not have reinsurance coverage on contracts sold after July 2004. As there is a waiting period to annuitize using the GMIB, there are virtually no policies eligible to receive this benefit at September 30, 2004.

     Guaranteed minimum account value (“GMAV”) is a feature the Company began offering on certain variable annuity products in the third quarter of 2002. If available and elected by the contract holder at the time of contract issuance, this feature guarantees that the account value under the contract will at least equal the amount of the deposits invested during the first ninety days of the contract, adjusted for any subsequent withdrawals, at the end of a ten-year waiting period. The Company bears the risk that protracted under-performance of the financial markets could result in GMAV benefits being higher than the underlying contract holder account balance and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. The Company purchased put options on the S&P 500 index to partially offset this risk. Changes in the market value of both the GMAV benefit and the put options are recorded in investment income in the accompanying consolidated statement of income and comprehensive income.

     Guaranteed minimum withdrawal benefit (“GMWB”) is a feature the Company began offering on certain variable annuity products in May of 2004. If available and elected by the contract holder at the time of contract issuance, this feature provides a guaranteed annual withdrawal stream, regardless of market performance, equal to deposits invested during the first ninety days adjusted for any subsequent withdrawals (“Eligible Premium”). These guaranteed annual withdrawals of up to 10% of Eligible Premium, are available after either a three-year or a five-year waiting period, as elected by the contract holder at the time of contract issuance, without reducing the future amounts guaranteed. If no withdrawals have been made during the waiting period of 3 or 5 years, the contract holder will realize an additional 10% or 20%, respectively, of Eligible Premium after all other amounts guaranteed under this benefit have been paid. The Company bears the risk that protracted under-performance of the financial markets could result in GMWB benefits being higher than the underlying contract holder account balance and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. The Company is in the process of implementing a capital market hedging strategy for this feature.

     As of September 30, 2004, substantially all of the Company’s near-term exposure to guaranteed benefits relates to GMDB and EEB. However, as sales of products with other guaranteed benefits increase, the Company expects these newer guarantees to have a potential impact on operating results in periods when equity market returns are inadequate to support those contractual guarantees.

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

ASSET MANAGEMENT OPERATIONS

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $9.1 million in the third quarter of 2004 compared to an $8.5 million in the third quarter of 2003. For the nine months, pretax income before cumulative effect of accounting change amounted to $24.6 million in 2004 and $16.4 million in 2003. The increases in the third quarter and nine months of 2004 from 2003 resulted from increased asset management fees, partially offset by increased amortization of DAC and other deferred expenses.

     ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed in mutual funds by SAAMCo. Such fees totaled $23.0 million on average assets managed of $9.53 billion in the third quarter of 2004 and $17.6 million on average assets managed of $8.42 billion in the third quarter of 2003. For the nine months, asset management fees amounted to $66.5 million on average assets managed of $9.59 billion in 2004 and $46.4 million on average assets managed of $7.88 billion in 2003. The increase in asset management fees is primarily the result of a higher average asset base and higher margin on account servicing fees. Mutual fund sales, excluding sales of money market accounts and private accounts, totaled $466.6 million in the third quarter of 2004, compared to $572.6 million in the third quarter of 2003. For the nine months, mutual fund sales amounted to $1.70 billion in 2004 and $1.57 billion in 2003. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $386.1 million in the third quarter of 2004, $340.8 million in the third quarter of 2003, $1.13 billion in the nine months of 2004 and $1.11 billion in the nine months of 2003, which, annualized, represent 20%, 21%, 19% and 25%, respectively, of average related mutual fund assets. The increase in sales in the nine months of 2004 principally reflects increasing demand for equity products, due to generally improved equity market conditions in early 2004 and the latter part of 2003. The 13% decrease in mutual fund sales in the third quarter of 2004 compared to the prior quarter primarily reflects generally difficult equity market conditions during the third quarter.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $9.4 million in the third quarter of 2004, $7.3 million in the third quarter of 2003, $28.4 million in the nine months of 2004 and $25.3 million in the nine months of 2003. General and administrative expenses increased in 2004 due primarily to increased costs associated with higher sales and the servicing of such additional business.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER DEFERRED EXPENSES includes amortization of distribution costs which totaled $8.1 million in the third quarter of 2004, compared with $5.9 million in the third quarter of 2003. For the nine months, such amortization totaled $23.5 million in 2004 and $16.3 million in 2003. The increase in amortization was primarily due to additional mutual fund sales since the third quarter of 2003 and amortization of the deferred commissions thereon.

CAPITAL RESOURCES AND LIQUIDITY

     SHAREHOLDER’S EQUITY increased to $1.61 billion at September 30, 2004 from $1.56 billion at December 31, 2003. The increase reflected $50.0 million of net income partially offset by $3.2 million decrease in unrealized gains, net of the effect of taxes and DAC, and a $2.5 million dividend to the Parent.

     INVESTMENTS AND CASH at September 30, 2004 totaled $7.78 billion, compared with $7.12 billion at December 31, 2003. The Company’s invested assets are managed by an affiliate. The following table summarizes the Company’s portfolio of bonds, notes and redeemable preferred stocks (the “Bond Portfolio”) and other investments and cash at September 30, 2004 and December 31, 2003:

	September 30, 2004		December 31, 2003
	Fair	Percent of	Fair	Percent of
	Value	Portfolio	Value	Portfolio
	(in thousands, except for percentages)
Bond Portfolio:

U.S. government securities	$30,329	0.4%	$19,651	0.3%
Mortgage-backed securities	1,012,221	13.0	1,162,757	16.3
Securities of public utilities	325,649	4.2	334,959	4.7
Corporate bonds and notes	2,926,886	37.5	2,845,597	39.9
Redeemable preferred stocks	21,550	0.3	22,175	0.3
Other debt securities	951,239	12.2	1,120,661	15.7

Total Bond Portfolio	5,267,874	67.6	5,505,800	77.2

Mortgage loans	675,778	8.7	716,846	10.1
Common stocks	4,889	0.1	727	0.0
Cash and short-term investments	261,815	3.4	133,105	1.9
Securities lending collateral	1,327,722	17.0	514,145	7.2
Other	251,054	3.2	254,010	3.6

Total investments and cash	$7,789,132	100.0%	$7,124,633	100.0%

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

     THE BOND PORTFOLIO, which constituted 68% of the Company’s total investment portfolio at September 30, 2004, had an aggregate fair value that was $152.6 million greater than its amortized cost at September 30, 2004, compared with $154.6 million at December 31, 2003.

     At September 30, 2004, the Bond Portfolio had an aggregate fair value of $5.27 billion and an aggregate amortized cost of $5.12 billion. At September 30, 2004, the Bond Portfolio (excluding $21.6 million of redeemable preferred stocks) included $5.17 billion of bonds rated by Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”), Fitch (“Fitch”) or the National Association of Insurance Commissioners (“NAIC”), and $71.5 million of bonds rated by the Company pursuant to statutory ratings guidelines established by the NAIC. At September 30, 2004, approximately $4.86 billion of the Bond Portfolio was investment grade, including $1.04 billion of mortgage-backed securities and U.S. government/agency securities.

     At September 30, 2004, the Bond Portfolio included $383.4 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 1.3% of the Company’s total assets and approximately 4.9% of its invested assets. Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. An economic downturn could produce higher than average issuer defaults on the non-investment-grade securities, which could cause the Company’s investment returns and net income to decline. At September 30, 2004, the Company’s non-investment-grade bond portfolio consisted of 174 issues with no single issuer representing more than 10% of the total non-investment-grade portfolio. These non-investment-grade securities are comprised of bonds spanning 10 industries with 22% of these assets concentrated in telecommunications, 19% concentrated in utilities, 14% concentrated in financial services and 10% concentrated in noncyclical consumer products. No other industry concentration constituted more than 10% of these assets.

     The table below summarizes the Company’s rated bonds by rating classification as of September 30, 2004.

RATED BONDS BY RATING CLASSIFICATION
(Dollars in thousands)

			Issues not rated by S&P/Moody's/
Issues rated by S&P/Moody's/Fitch			Fitch, by NAIC category			Total
								Percent of
								total
S&P/Moody's/Fitch	Amortized	Estimated	NAIC	Amortized	Estimated	Amortized	Estimated	invested
Category (1)	Cost	fair value	category(2)	Cost	fair value	Cost	fair value	assets
AAA+ to A- (Aaa to A3) [AAA to A-]	$2,911,087	$2,999,279	1	$297,954	$305,611	$3,209,041	$3,304,890	42.47%

BBB+ to BBB- (Baa to Baa3) [BBB+ to BBB-]	1,224,744	1,260,101	2	290,260	297,926	1,515,004	1,558,027	20.02%

BB+ to BB- (Bal to Ba3) [BB+ to BB-]	139,007	144,124	3	36,450	36,885	175,457	181,009	2.33%

B+ to B- (Bl to B3) [B+ to B-]	147,917	152,185	4	1,600	2,028	149,517	154,213	1.98%

CCC+ to CCC- (Caal to Caa3) [CCC+ to CCC-]	31,919	29,743	5	7,306	6,695	39,225	36,438	0.47%

CC to D (Ca to C) [CC to D]	2,686	5,921	6	4,202	5,826	6,888	11,747	0.15%

TOTAL RATED ISSUES	$4,457,360	$4,591,353		$637,772	$654,971	$5,095,132	$5,246,324

Footnotes to the table of Rated Bonds by Rating Classification

(1)	S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt’s relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody’s rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt’s relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody’s and Fitch ratings if rated by multiple agencies.

(2)	Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for non-defaulted bonds plus one category, 6, for bonds in or near default. These six categories correspond with the S&P/Moody’s/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $71.5 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

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

     As a result of these policies, the Company recorded pretax impairment writedowns of $17.9 million and $35.9 million in the nine months of 2004 and 2003, respectively. No individual impairment loss, net of DAC and taxes, exceeded 10% of the Company’s net income for the nine months ended September 30, 2004.

     Excluding the impairments noted above, the changes in fair value for the Company’s Bond Portfolio, which constitutes the vast majority of the Company’s investments, were recorded as a component of other comprehensive income in shareholder’s equity as unrealized gains or losses.

     At September 30, 2004, the fair value of the Company’s Bond Portfolio aggregated $5.27 billion. Of this aggregate fair value, approximately 0.3% represented securities trading at or below 75% of amortized cost. The impact of unrealized losses on net income will be further mitigated upon realization, because realization will result in current decreases in the amortization of certain deferred acquisition costs and decreases in income taxes.

     At September 30, 2004, approximately $4.20 billion, at amortized cost, of the Bond Portfolio had a fair value of $4.39 billion resulting in an aggregate unrealized gain of $188.1 million. At September 30, 2004, approximately $915.8 million, at amortized cost, of the Bond Portfolio had a fair value of $880.3 million resulting in an aggregate unrealized loss of $35.5 million. One issuer accounted for 11% of unrealized losses. No other single issuer accounted for more than 10% of unrealized losses. Approximately 27%, 25% and 12% of unrealized losses were from the financial services, transportation and noncyclical consumer products industries, respectively. No other industry accounted for more than 10% of unrealized losses.

     The amortized cost of the Bond Portfolio in an unrealized loss position at September 30, 2004, by contractual maturity, is shown below.

Amortized Cost
(in thousands)

Due in one year or less	$11,739
Due after one year through five years	323,510
Due after five years through ten years	382,726
Due after ten years	197,792

Total	$915,767

     The aging of the Bond Portfolio in an unrealized loss position at September 30, 2004 is shown below:

(dollars	Less than or Equal to 20%			Greater than 20% to 50%			Greater than 50%
in thousands)	of Amortized Cost			of Amortized Cost			of Amortized Cost			Total
	Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized
Months	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items
Investment Grade Bonds
0-6	$441,204	$(7,377)	68	$—	$—	—	$—	$—	—	$441,204	$(7,377)	68
7-12	189,106	(5,305)	23	—	—	—	—	—	—	189,106	(5,305)	23
>12	180,470	(8,834)	25	14,714	(4,112)	2	—	—	—	195,184	(12,946)	27

Total	$810,780	$(21,516)	116	$14,714	$(4,112)	2	$—	$—	—	$825,494	$(25,628)	118

Below Investment Grade Bonds
0-6	$34,796	$(2,442)	28	$175	$(61)	1	$—	$—	—	$34,971	$(2,503)	29
7-12	—	—	—	620	(162)	1	599	(469)	1	1,219	(631)	2
>12	44,854	(3,401)	9	9,229	(3,313)	2	—	—	—	54,083	(6,714)	11

Total	$79,650	$(5,843)	37	$10,024	$(3,536)	4	$599	$(469)	1	$90,273	$(9,848)	42

Total Bonds
0-6	$476,000	$(9,819)	96	$175	$(61)	1	$—	$—	—	$476,175	$(9,880)	97
7-12	189,106	(5,305)	23	620	(162)	1	599	(469)	1	190,325	(5,936)	25
>12	225,324	(12,235)	34	23,943	(7,425)	4	—	—	—	249,267	(19,660)	38

Total	$890,430	$(27,359)	153	$24,738	$(7,648)	6	$599	$(469)	1	$915,767	$(35,476)	160

     In 2004, the pretax realized losses incurred with respect to the sale of fixed securities in the Bond Portfolio were $6.9 million. The aggregate fair value of securities sold was $129.0 million, which was approximately 91.0% of amortized cost. The average period of time that securities sold at a loss during 2004 were trading continuously at a price below amortized cost was approximately 21 months.

     The valuation for the Company’s Bond Portfolio comes from market exchanges or dealer quotations, with the exception of non-traded securities. The Company considers non-traded securities to mean certain fixed income investments and certain structured securities. The aggregate fair value of these securities at September 30, 2004 was approximately $892.1 million.

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

     Senior secured loans (“Secured Loans”) are included in the Bond Portfolio and aggregated $292.5 million at September 30, 2004. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At September 30, 2004, Secured Loans consisted of $197.1 million of privately traded securities and $95.4 million of publicly traded securities. These Secured Loans are composed of loans to 62 borrowers spanning 10 industries, with 28% of these assets concentrated in utilities, 17% concentrated in communications, 14% concentrated in transportation, 11% concentrated in noncyclical consumer products and 10% concentrated in cyclical consumer products. No other industry constituted more than 10% of these assets.

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

     MORTGAGE LOANS aggregated $675.8 million at September 30, 2004 and consisted of 100 commercial first mortgage loans with an average loan balance of approximately $6.8 million, collateralized by properties located in 30 states. Approximately 37% of this portfolio was office, 16% was manufactured housing, 15% was multifamily residential, 11% was industrial, 11% was hotels, and 10% was other types. At September 30, 2004, approximately 25%, 12% and 11% of this portfolio were secured by properties located in California, New York and Michigan, respectively. No more than 10% of this portfolio was secured by properties located in any other single state. At September 30, 2004, 14 mortgage loans have an outstanding balance of $10 million or more, which collectively aggregated approximately 49% of this portfolio. At September 30, 2004, approximately 35% of the mortgage loan portfolio consisted of loans with balloon payments due before October 1, 2007. During 2004 and 2003, loans delinquent by more than 90 days, foreclosed loans and structured loans have not been significant in relation to the total mortgage loan portfolio.

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

     SECURITIES LENDING COLLATERAL totaled $1.33 billion at September 30, 2004, compared to $514.1 million at December 31, 2003, and consisted of cash collateral invested in highly rated short-term securities received in connection with the Company’s securities lending program. Although the cash collateral is currently invested in highly rated short-term securities, the applicable collateral agreements permit the cash collateral to be invested in highly liquid short and long-term investment portfolios. At least 75% of the portfolio’s short-term investments must have external issue ratings of A-1/P-1, one of the highest ratings for short-term credit quality.

Long-term investments include corporate notes with maturities of five years or less and a credit rating by at least two nationally recognized statistical rating organizations (“NRSRO”), with no less than a S&P rating of A or equivalent by any other NRSRO.

     ASSET-LIABILITY MATCHING is utilized by the Company in an effort to minimize the risks of interest rate fluctuations and disintermediation (i.e. the risk of being forced to sell investments during unfavorable market conditions). The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company’s fixed-rate products incorporate surrender charges or other restrictions in order to encourage persistency. Approximately 77% of the Company’s fixed annuity, universal life and GIC reserves had surrender penalties or other restrictions at September 30, 2004.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its fixed-rate products and conducting its investment operations to closely match the duration and cash flows of the fixed-rate assets to that of its fixed-rate liabilities. The fixed-rate assets in the Company’s asset-liability modeling include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; policy loans; and investments in limited partnerships that invest primarily in fixed-rate securities. At September 30, 2004, these assets had an aggregate fair value of $6.42 billion with an option-adjusted duration of 3.3 years. The Company’s fixed-rate liabilities include fixed options of variable annuities, as well as universal life, fixed annuity and GIC contracts. At September 30, 2004, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $5.87 billion with an option-adjusted duration of 3.6 years. The Company’s potential exposure due to a relative 10% decrease in prevailing interest rates from its September 30, 2004 levels is a loss of approximately $1.6 million, representing an increase in fair value of its fixed-rate liabilities that is not offset by an increase in fair value of its fixed-rate assets. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     The Company has had the ability, limited by minimum interest rate guarantees, to respond to the generally declining interest rate environment in the last five years by lowering crediting rates in response to lower investment returns. See the earlier discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the calculation of investment yield and net investment spread used by the Company’s management as a key component in evaluating the profitability of its annuity business. The trends experienced during the nine months ended September 30, 2004 and the three years ended December 31, 2003 in the Company’s yield on average invested assets and rate of interest credited on average interest-bearing liabilities, compared to the market trend in long-term interest rates as illustrated by the average ten-year U.S. Treasury bond rate, are presented in the following table:

	Nine months ended
	September 30,	Years ended December, 31
	2004	2003	2002	2001
Average 10-year U.S. Treasury bond rate:	4.29%	4.01%	4.61%	5.02%
AIG SunAmerica Life Assurance Company:
Average yield on Bond Portfolio	5.62	5.75	6.23	6.82
Rate paid on average interest-bearing liabilities	3.70	3.71	3.93	4.58

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

     The Company seeks to enhance its spread income with dollar roll repurchase agreements (“Dollar Roll Repos”). Dollar Roll Repos involve a sale of mortgage-backed securities (“MBS”) by the Company and an agreement to repurchase substantially similar MBS at a later date at an agreed upon price. The Company also seeks to provide liquidity by investing in MBS. MBS are generally investment-grade securities collateralized by large pools of mortgage loans. MBS generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $40.2 million of bonds at September 30, 2004, which constituted approximately 0.5% of total invested assets. At December 31, 2003, defaulted investments totaled $49.6 million, which constituted approximately 0.7% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company’s existing portfolio of cash and short-term investments, repo capacity on invested assets and, if required, proceeds from invested asset sales. The Company’s liquidity is primarily derived from operating cash flows from annuity operations. At September 30, 2004, approximately $4.39 billion of the Bond Portfolio had an aggregate unrealized gain of $188.1 million, while approximately $880.3 million of the Bond Portfolio had an aggregate unrealized loss of $35.5 million. In addition, the Company’s investment portfolio currently provides approximately $45.8 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company’s annuity products have been more than sufficient in amount to satisfy the Company’s liquidity needs.

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

GUARANTEES AND OTHER COMMITMENTS

     The Company has six agreements outstanding in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. In addition, the Company guarantees the payment of these securities upon redemption. The maximum liability under these guarantees at September 30, 2004 is $195.4 million. These commitments have contractual maturity dates as follows: $20.5 million in the remainder of 2004 and $174.9 million in 2005. Related to each of these agreements are participation agreements with the Parent, under which the Parent will share in $62.6 million of these liabilities in exchange for a proportionate percentage of the fees received under these agreements. The Internal Revenue Service has completed examinations into the transactions underlying these commitments, including the Company’s role in the transactions. The examination did not result in a material loss to the Company.

     At September 30, 2004, the Company held reserves for GICs with maturity dates as follows: $186.1 million in 2005 and $28.6 million in 2006 and thereafter.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”. (For further discussion see Note 2 of Notes to Consolidated Financial Statements.)

REGULATION

     The Company, in common with other insurers, is subject to regulation and supervision by the states and jurisdictions in which it does business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relate primarily to approval of policy forms and rates, the standards of solvency that must be met and maintained, including risk-based capital measurements, the licensing of insurers and their agents, the nature of and limitations on investments, restrictions on the size of risks which may be insured under a single policy, deposits of securities for the benefit of policyholders, methods of accounting, periodic examinations of the affairs of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of policyholders rather than security holders.

     Risk-based capital (“RBC”) standards are designed to measure the adequacy of an insurer’s statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer’s RBC is deficient. The RBC formula develops a risk-adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The statutory capital and surplus of the Company exceeded its RBC requirements as of September 30, 2004.

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

     Recently there has been a significant increase in federal and state regulatory activity relating to financial services companies, particularly mutual fund companies and life insurers issuing variable annuity products. These inquiries have focused on a number of issues including, among other items, after-hours trading, short-term trading (sometimes referred to as market timing), revenue sharing arrangements and greater transparency regarding compensation arrangements. There are several rule proposals pending and or adopted at the SEC, the NASD and on a federal level, which could have an impact on the business of the Company and/or its subsidiaries.

     Various federal, state and other regulatory agencies are reviewing certain transactions and practices of the Company and its subsidiaries in connection with industry-wide and other inquiries. In the opinion of the Company’s management and based on the current status of these inquiries, it is not likely that any of these inquiries will have a material adverse effect on the Company’s consolidated financial condition or operation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 35 to 36 herein.

DISCLOSURE CONTROLS AND PROCEDURES

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See accompanying Exhibit Index.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIG SUNAMERICA LIFE ASSURANCE COMPANY Registrant
Date: November 12, 2004	/s/ N. SCOTT GILLIS
N. Scott Gillis
Senior Vice President, Chief Financial Officer and Director

Date: November 12, 2004	/s/ STEWART POLAKOV
Stewart Polakov
Senior Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications