Form 10-K
period 2004-12-31
AIG SUNAMERICA LIFE ASSURANCE CO
filed 2005-04-18
CIK 6342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to

Commission File Number 33-47472

AIG SUNAMERICA LIFE ASSURANCE COMPANY

Incorporated in Arizona
86-0198983 I.R.S. Employer Identification No.

1 SunAmerica Center, Los Angeles, California 90067-6022
Registrant’s telephone number, including area code: (310) 772-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT: None

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. Yes ☑ No ☐

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ☑

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED BY RULE 12b-2 OF THE ACT). Yes ☐ No ☑

     AS THE REGISTRANT IS AN INDIRECT WHOLLY OWNED SUBSIDIARY OF AMERICAN INTERNATIONAL GROUP, INC., NONE OF THE REGISTRANT’S COMMON STOCK IS HELD BY NON-AFFILIATES OF THE REGISTRANT.

     AS OF APRIL 15, 2005, THERE WERE OUTSTANDING 3,511 SHARES OF COMMON STOCK, $1,000 PAR VALUE PER SHARE, OF THE REGISTRANT.

PART I

ITEM 1. BUSINESS

GENERAL DESCRIPTION

     AIG SunAmerica Life Assurance Company (the “Company”) was incorporated as Anchor National Life Insurance Company under the laws of the State of Arizona on April 12, 1965 while the Company changed its name to AIG SunAmerica Life Assurance Company on January 24, 2002. The Company continued to do business as Anchor National Life Insurance Company until February 28, 2003, after which time it began doing business under its new name, AIG SunAmerica Life Assurance Company.

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

     The Company has no employees; however, employees of AIGRS and other affiliates of the Company perform various services for the Company. AIGRS had approximately 1,900 employees at December 31, 2004, approximately 1,100 of whom perform services for the Company as well as for certain of its affiliates.

     The Company’s primary activities are retirement services, herein discussed as annuity operations and asset management operations. The annuity operations consist of the sale and administration of deposit-type insurance contracts, such as variable and fixed annuity contracts, universal life insurance contracts and guaranteed investment contracts (“GICs”). The asset management operations are conducted by the Company’s registered investment advisor subsidiary, AIG SunAmerica Asset Management Corp (“SAAMCo”), and its wholly owned distributor, AIG SunAmerica Capital Services, Inc. (“SACS”), and its wholly owned servicing administrator, AIG SunAmerica Fund Services, Inc. (“SFS”). See Note 13 of Notes to the Consolidated Financial Statements for operating results by segment.

     The Company ranks among the largest U.S. issuers of variable annuity contracts. The Company distributes its products and services through an extensive network of independent broker-dealers, full-service securities firms and financial institutions. In prior years, GICs were marketed directly to banks, municipalities, asset management firms and direct plan sponsors and through intermediaries, such as managers or consultants servicing these groups. In addition to distributing its variable annuity products through its nine affiliated broker-dealers, the Company distributes its products through a vast network of independent broker-dealers, full-service securities firms and financial institutions. In total, more than 84,000 independent sales representatives are appointed to sell the Company’s annuity products. The Company’s nine affiliated broker-dealers are among the largest networks of registered representatives in the nation. Sales through affiliated broker-dealers accounted for approximately a quarter of the Company’s total annuity sales in 2004.

     The Company believes that demographic trends have produced strong consumer demand for long-term, investment-oriented products. According to U.S. Census Bureau projections, the number of individuals between the ages of 45 to 64 grew from 51 million to 69 million from 1994 to 2003, making this age group the fastest-growing segment of the U.S. population. Between 1994 and 2003, annual industry premiums from fixed and variable annuities increased from $155 billion to $267 billion.

     Benefiting from continued strong growth of the retirement savings market, industry sales of tax-deferred savings products have represented, for a number of years, a significantly larger source of new premiums for the U.S. life insurance industry than have traditional life insurance products. Recognizing the growth potential of this market, the Company focuses its life operations on the sale of variable annuity contracts. In recent years, the Company has enhanced its marketing efforts and expanded its offerings of fee-based variable annuity contracts. Variable accounts within the Company’s variable annuity business entail no portfolio credit risk and requires significantly less capital support than the fixed accounts of variable annuity contracts (“Fixed Options”), which generate net investment income.

     The following table shows the Company’s investment income, net realized investment losses and fee income for the year ended December 31, 2004 by primary product line or service:

NET INVESTMENT AND FEE INCOME

	Amount	Percent
	(in thousands, except for
	percentages)		Primary Product or Service
Fee income:
Variable annuity policy fees, net of reinsurance	$369,141	42.2%	Variable annuity contracts
Asset management fees	89,569	10.2	Asset management
Universal life policy fees, net of reinsurance	33,899	3.9	Universal life products
Surrender charges	26,219	3.0	Fixed and variable annuity contracts
Other fees	15,753	1.8	Asset management

Total fee income	534,581	61.1

Investment income	363,594	41.6	Fixed annuity contracts and Fixed Options

Net realized investment losses	(23,807)	(2.7)	Fixed annuity contracts and Fixed Options

Total net investment and fee income	$874,368	100.0%

ANNUITY OPERATIONS — SEPARATE ACCOUNT

     The annuity operations principally engaged in the business of issuing variable annuity contracts directed to the market for tax-deferred, long-term savings products. It also administers closed blocks of fixed annuity contracts, universal life insurance contracts and GICs directed to the institutional marketplace.

     The Company’s variable annuity products offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as Fixed Options. The Company earns fees on the amounts earned in variable account options of its variable annuity products held in separate accounts and net investment income on the Fixed Options held in the general account. Variable annuity contracts offer retirement planning features similar to those offered by fixed annuity contracts, but differ in that the contract holder’s rate of return is generally dependent upon the investment performance of the particular equity, fixed-income, money market or asset allocation fund selected by the contract holder. Because the investment risk is generally borne by the customer in all but the Fixed Options, these products require significantly less capital support than fixed annuity contracts.

     At December 31, 2004, variable product liabilities were $26.04 billion, of which $22.61 billion were held in separate accounts and $3.43 billion were the liabilities of the Fixed Options, held in the Company’s general account. The Company’s variable annuity products incorporate incentives, surrender charges and/or other restrictions to encourage persistency. At December 31, 2004, 71% of the Company’s variable annuity liabilities held in separate accounts were subject to surrender penalties or other restrictions. The Company’s variable annuity products also generally limit the number of transfers made in a specified period between account options without the assessment of a fee. The average size of a new variable annuity contract sold by the Company in 2004 was approximately $74,000.

ANNUITY OPERATIONS – GENERAL ACCOUNT

     The Company’s general account obligations are fixed-rate products, principally Fixed Options, but also including fixed annuity contracts, GICs and universal life insurance contracts (“Fixed-Rate Products”) issued in prior years. The Fixed Options provide interest rate guarantees of certain periods ranging up to ten years. Although the Company’s annuity contracts remain in force an average of seven to ten years, approximately 77% of the reserves for fixed annuity contracts and Fixed Options, as well as the universal life insurance contracts, reprice annually at discretionary rates determined by the Company subject to a minimum rate guarantee ranging from 1.5% to 4.0%, depending on the contract. In repricing, the Company takes into account yield characteristics of its investment portfolio, surrender assumptions and competitive industry pricing, among other factors.

     In prior years, the Company augmented its retail annuity business with the sale of institutional products. At December 31, 2004, the Company had $211.4 million of fixed-maturity, variable-rate GIC obligations that reprice periodically based upon certain defined indices and $3.9 million of fixed-maturity, fixed-rate GICs.

     The Company designs its Fixed-Rate Products and conducts its investment operations in order to closely match the duration and cash flows of the assets in its investment portfolio to its fixed-rate obligations. The Company seeks to achieve a predictable spread between what it earns on its assets and what it pays on its liabilities by investing principally in fixed-rate securities. The Company’s Fixed-Rate Products incorporate incentives, surrender charges and other restrictions in order to encourage persistency. Approximately 77% of the Company’s reserves for Fixed-Rate Products had incentives, surrender penalties and/or other restrictions at December 31, 2004.

INVESTMENT OPERATIONS

     The Company believes a portfolio principally composed of fixed-rate investments that generate predictable rates of return should back its liabilities for Fixed-Rate Products. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates and general economic conditions. The majority of the Company’s invested assets are managed by an affiliate of AIG. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety.

     For more information concerning the Company’s investments, including the risks inherent in such investments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity.”

ASSET MANAGEMENT OPERATIONS

     Effective January 1, 2004, the Parent contributed to the Company 100% of the outstanding capital stock of its consolidated subsidiary, SAAMCo, which in turn has two wholly owned subsidiaries: SACS and SFS. Pursuant to this contribution, SAAMCo became a direct wholly owned subsidiary of the Company. This contribution increased the Company’s shareholder’s equity by $150,653,000. Assets, liabilities and shareholder’s equity at December 31, 2003 were restated to include $190,605,000, $39,952,000 and $150,653,000, respectively, of SAAMCo balances. Similarly, the results of operations and cash flows have been restated for the years ended December 31, 2003 and 2002 for the addition and subtraction to pretax income of $16,345,000 and $4,464,000, respectively, to reflect the SAAMCo activity.

     The asset management operations are conducted by the Company’s registered investment advisor subsidiary, SAAMCo, and its wholly owned distributor, SACS, and its wholly owned servicing administrator, SFS. These companies earn fee income by managing, distributing and administering a diversified family of mutual funds, serving as investment advisor to certain variable investment portfolios offered within the Company’s variable annuity products and providing professional management of individual, corporate and pension plan portfolios.

REGULATION

     The Company, in common with other insurers, is subject to regulation and supervision by the states and jurisdictions in which it does business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relate primarily to approval of policy forms and rates, the standards of solvency that must be met and maintained, including risk based capital measurements, the licensing of insurers and their agents, the nature of and limitations on investments, restrictions on the size of risks which may be insured under a single contract, deposits of securities for the benefit of contract holders, methods of accounting, periodic examinations of the affairs of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of contract holders rather than security holders.

     Risk-based capital (“RBC”) standards are designed to measure the adequacy of an insurer’s statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer’s RBC is deficient. The RBC formula develops a risk-adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The statutory capital and surplus of the Company exceeded its RBC requirements as of December 31, 2004.

     The federal government does not directly regulate the business of insurance, however, the Company, its subsidiaries and its products are governed by federal agencies, including the Securities and Exchange Commission (“SEC”), the Internal Revenue Service and the self-regulatory organization, National Association of Securities Dealers, Inc. (“NASD”). Federal legislation and administrative policies in several areas, including financial services regulation, pension regulation and federal taxation, can significantly and adversely affect the insurance industry. The federal government has from time to time considered legislation relating to the deferral of taxation on the accretion of value within certain annuities and life insurance products, changes in the Employee Retirement Income Security Act regulations, the alteration of the federal income tax structure and the availability of Section 401(k) and individual retirement accounts. Although the ultimate effect of any such changes, if implemented, is uncertain, both the persistency of our existing products and our ability to sell products may be materially impacted in the future.

     Recently there has been a significant increase in federal and state regulatory activity relating to financial services companies, particularly mutual fund companies and life insurers issuing variable annuity products. These inquiries have focused on a number of issues including, among other items, after-hours trading, short-term trading (sometimes referred to as market timing), suitability, revenue sharing arrangements and greater transparency regarding compensation arrangements. There are several rule proposals pending at the SEC, the NASD and on a federal level, which, if passed, could have an impact on the business of the Company and/or its subsidiaries.

COMPETITION

     The businesses conducted by the Company are highly competitive. The Company competes with other life insurers, and also competes for customers’ funds with a variety of investment products offered by financial services companies other than life insurance companies, such as banks, investment advisors, mutual fund companies and other financial institutions. In 2003, net annuity premiums written among the top 100 companies ranged from approximately $79 million to approximately $20 billion annually. The Company together with its affiliates ranked third largest of this group. The Company believes the primary competitive factors among life insurance companies for investment-oriented insurance products, such as annuities include product flexibility, net return after fees, innovation in product design, the insurer financial strength rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a contract is issued. Other factors affecting the annuity business include the benefits (including before-tax and after-tax investment returns) and guarantees provided to the customer and the commissions paid.

AVAILABLE INFORMATION

AIG SunAmerica Life Assurance Company (the “Company”) files annual, quarterly, and current reports and other information with the Securities and Exchange Commission (the “SEC”). The SEC maintains a website that contains annual, quarterly, and current reports and other information that issuers (including the Company) file electronically with the SEC. The SEC’s website is http://www.sec.gov. Additionally, any materials the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company does not maintain a website.

The Company makes available free of charge, Annual Reports on Form 10-K, quarterly Reports of Form 10-Q and Current Reports of Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed with, or furnished to the SEC.

ITEM 2. PROPERTIES

     The Company’s executive offices and its principal office are in leased premises at 1 SunAmerica Center, Los Angeles, California 90067. The Company, through an affiliate, also leases office space in Woodland Hills, California and Jersey City, New Jersey.

     The Company believes that such properties, including the equipment located therein, are suitable and adequate to meet the requirements of its businesses.

ITEM 3. LEGAL PROCEEDINGS

     Various lawsuits against the Company and its subsidiaries have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and regulatory and other matters are not considered material in relation to the consolidated financial position, results of operations or cash flows of the Company.

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

     The Company’s ultimate parent, AIG, has announced that it has delayed filing its Annual Report on Form 10-K for the year ended December 31,2004 to allow AIG’s Board of Directors and new management adequate time to complete an extensive review of AIG’s books and records. The review includes issues arising from pending investigations into non-traditional insurance products and certain assumed reinsurance transactions by the Office of the Attorney General for the State of New York and the SEC and from AIG’s decision to review the accounting treatment of certain additional items. Circumstances affecting AIG can have an impact on the Company. For example, the recent downgrades and ratings actions taken by the major rating agencies with respect to AIG, resulted in corresponding downgrades and ratings actions being taken with respect to the Company’s ratings. Accordingly, we can give no assurance that any further changes in circumstances for AIG will not impact us. While the outcome of this investigation is not determinable at this time, management believes that the ultimate outcome will not have a material adverse effect on Company operating results, cash flows or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the quarter ending December 31, 2004 to a vote of security-holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data of the Company should be read in conjunction with the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included elsewhere herein.

     The following selected financial date of the Company for years prior to December 31, 2004 have been restated as if the contribution of SAAMCo and its related subsidiaries were effective as of the earliest period reported below. The following amounts include only the subsidiaries of SAAMCo as of December 31, 2004.

	Years ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
RESULTS OF OPERATIONS

REVENUES:
Fee income, net of reinsurance	$534,581	$427,091	$444,002	$481,945	$549,970
Investment income	363,594	402,923	387,355	370,198	398,168
Net realized investment losses	(23,807)	(30,354)	(65,811)	(59,784)	(15,177)

Total revenues	874,368	799,660	765,546	792,359	932,961

BENEFITS AND EXPENSES:

Interest expense	222,749	240,213	238,129	244,614	264,493
Amortization of bonus interest	10,357	19,776	16,277	11,938	3,824
General and administrative expenses	131,612	119,093	115,210	99,232	138,955
Amortization of deferred acquisition costs and other deferred expenses	157,650	160,106	222,484	208,378	154,183
Annual commissions	64,323	55,661	58,389	58,278	56,473
Claims on universal life contracts, net of reinsurance recoveries	17,420	17,766	15,716	17,566	19,914
Guaranteed minimum death benefits, net of reinsurance recoveries	58,756	63,268	67,492	17,839	614

Total benefits & expenses	662,867	675,883	733,697	657,845	638,456

Pretax income before cumulative effect of accounting change	211,501	123,777	31,849	134,514	294,505

Income tax expense	6,410	30,247	160	21,824	94,400

Net income before cumulative effect of accounting change	205,091	93,530	31,689	112,690	200,105

Cumulative effect of accounting change, net of tax	(62,589)	—	—	(10,342)	—

NET INCOME	$142,502	$93,530	$31,689	$102,348	$200,105

     In 2004, the Company adopted AICPA Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-01), which was recorded as a cumulative effect of accounting change. (See Note 2 of Notes to Consolidated Financial Statements).

     In 2001, the Company adopted EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” and Statement of Financial Accounting Standard 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), which were recorded as a cumulative effect of accounting change.

ITEM 6. SELECTED FINANCIAL DATA (continued)

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
FINANCIAL POSITION

Investments and cash	$7,125,986	$7,124,633	$7,248,324	$6,294,148	$5,249,827
Variable annuity assets held in separate accounts	22,612,451	19,178,796	14,758,642	18,526,413	20,393,820
Deferred acquisition costs and other deferred expenses	1,606,870	1,505,328	1,436,801	1,419,498	1,286,456
Other assets	150,708	162,970	309,222	258,446	177,468

TOTAL ASSETS	$31,496,015	$27,971,727	$23,752,989	$26,498,505	$27,107,571

Reserves for fixed annuity and fixed accounts of variable annuity contracts	$3,948,158	$4,274,329	$4,285,098	$3,498,917	$2,778,229
Reserves for universal life insurance contracts	1,535,905	1,609,233	1,676,073	1,738,493	1,832,667
Reserves for guaranteed investment contracts	215,331	218,032	359,561	483,861	610,672
Variable annuity liabilities related to separate accounts	22,612,451	19,178,796	14,758,642	18,526,413	20,393,820
Other payables and accrued liabilities	1,172,594	794,031	831,138	839,032	268,201
Subordinated notes payable to affiliates	—	40,960	40,960	47,960	55,119
Deferred income taxes	257,532	242,556	341,935	211,242	81,989
Shareholder’s equity	1,754,044	1,613,790	1,459,582	1,152,587	1,086,874

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$31,496,015	$27,971,727	$23,752,989	$26,498,505	$27,107,571

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s discussion and analysis of financial condition and results of operations of AIG SunAmerica Life Assurance Company (the “Company”) for the years ended December 31, 2004 (“2004”), 2003 (“2003”) and 2002 (“2002”) follows. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

CRITICAL ACCOUNTING POLICIES

     The Company considers its most critical accounting policies those policies with respect to valuation of certain financial instruments, amortization of deferred acquisition costs (“DAC”) and other deferred expenses and the reserve for guaranteed benefits. In the implementation of each of the aforementioned policies, management is required to exercise its judgment on both a quantitative and qualitative basis. Further explanation of how management exercises that judgment follows.

     VALUATION OF CERTAIN FINANCIAL INSTRUMENTS: Gross unrealized losses on debt and equity securities available for sale amounted to $27.1 million at December 31, 2004. In determining if and when a decline in fair value below amortized cost is other than temporary, the Company evaluates at each reporting period the market conditions, offering prices, trends of earnings, price multiples, and other key measures for investments in debt and equity securities. In particular, for debt securities, the Company assesses the probability that all amounts due are collectible according to the contractual terms of the obligation. When such a decline in value is deemed to be other than temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline (See also discussion within “Capital Resources and Liquidity” herein).

     Securities in the Company’s portfolio with a carrying value of approximately $813.0 million at December 31, 2004 do not have readily determinable market prices. For these securities, the Company estimates the fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, the Company uses its most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale. The Company’s ability to liquidate its positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and the Company may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral, if any, and other factors may not reflect those of an active market.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER DEFERRED EXPENSES: Policy acquisition costs include commissions and other costs that vary with, and are primarily related to, the production or acquisition of new business. Such costs are deferred and amortized over the estimated lives of the annuity contracts. Approximately 81% of the amortization of DAC and other deferred expenses was attributed to policy acquisition costs deferred by the annuity operations and 19% was attributed to the distribution costs deferred by the asset management operations. For the annuity operations, the Company amortizes DAC and other deferred expenses based on a percentage of expected gross profits (“EGPs”) over the life of the underlying policies. EGPs are computed based on assumptions related to the underlying policies written, including their anticipated duration, the growth rate of the separate account assets (with respect to variable options of the variable annuity contracts) or general account assets (with respect to fixed annuity contracts, Fixed Options and universal life insurance contracts) supporting these obligations, costs of providing contract guarantees and the level of expenses necessary to administer the policies. The Company adjusts amortization of DAC and other deferred expenses (a “DAC unlocking”) when current or estimates of future gross profits to be realized from its annuity contracts are revised as more fully described below. Substantially all of the DAC balance attributed to annuity operations at December 31, 2004 related to variable annuity contracts.

     DAC amortization on annuities is impacted by surrender rates, claims costs, and the actual and assumed future growth rate of the assets supporting the Company’s obligations under annuity policies. With respect to Fixed Options, the growth rate depends on the yield on the general account assets supporting those annuity contracts. With respect to the variable options of the variable annuity contracts, the growth rate depends on the performance of the investment options available under the annuity contract and the allocation of assets among these various investment options.

     The assumption the Company uses for the long-term annual net growth rate of the separate account assets in the determination of DAC amortization with respect to its variable annuity contracts is 10% (the “long-term growth rate assumption”). The Company uses a “reversion to the mean” methodology that allows it to maintain this 10% long-term growth rate assumption, while also giving consideration to the effect of short-term swings in the equity markets. For example, if performance was 15% during the first year following the introduction of a product, the DAC model would assume that market returns for the following five years (the “short-term growth rate assumption”) would be approximately 9%, resulting in an average annual growth rate of 10% during the life of the product. Similarly, following periods of below 10% performance, the model will assume a short-term growth rate higher than 10%. A DAC unlocking will occur if management deems the short-term growth rate assumption (i.e., the growth rate required to revert to the mean 10% growth rate over a five-year period) to be unreasonable. The use of a reversion to the mean assumption is common within the industry; however, the parameters used in the methodology are subject to judgment and vary within the industry.

     For the asset management operations, the Company defers distribution costs that are directly related to the sale of mutual funds that have a 12b-1 distribution plan and/or a contingent deferred sales charge feature (collectively, “Distribution Fee Revenue”). These costs are amortized on a straight-line basis, adjusted for redemptions, over a period ranging from one year to eight years depending on share class. The carrying value of the deferred asset is subject to continuous review based on projected Distribution Fee Revenue. Amortization of deferred distribution costs is increased if at any reporting period the value of the deferred amount exceeds the projected Distribution Fee Revenue. The projected Distribution Fee Revenue is impacted by estimated future withdrawal rates and the rates of market return. Management uses historical activity to estimate future withdrawal rates and average annual performance of the equity markets to estimate the rates of market return.

     RESERVE FOR GUARANTEED BENEFITS: Pursuant to the adoption of Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”) which was adopted on January 1, 2004, the Company is required to recognize a liability for guaranteed minimum death benefits and other guaranteed benefits. In calculating the projected liability, five thousand stochastically generated investment performance scenarios were developed using the Company’s best estimates. These assumptions included, among others, mean equity return and volatility, mortality rates and lapse rates. The estimation of cash flow and the determination of the assumptions used require judgment, which can, at times, be subjective.

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

BUSINESS SEGMENTS

     Effective January 1, 2004, SunAmerica Life Insurance Company (the “Parent”), the parent of the Company, contributed to the Company 100% of the outstanding capital stock of its consolidated subsidiary, AIG SunAmerica Asset Management Corp. (“SAAMCo”), which in turn has two wholly owned subsidiaries: AIG SunAmerica Capital Services, Inc. (“SACS”) and AIG SunAmerica Fund Services, Inc. (“SFS”). This contribution increased the Company’s shareholder’s equity by approximately $150.7 million (see Note 1 of Notes to Consolidated Financial Statements). Effective January 1, 2004, the Company’s earnings include the asset management operations of SAAMCo, SACS and SFS. Prior year results have been restated to account for this contribution as if it had occurred at the beginning of the earliest period presented.

     The Company has two business segments: annuity operations and asset management operations. The annuity operations consist of the sale and administration of deposit-type insurance contracts, such as variable and fixed annuity contracts, universal life insurance contracts and guaranteed investment contracts. The Company focuses primarily on the marketing of variable annuity products. The variable annuity products offer investors a broad spectrum of fund alternatives, with a choice of investment managers, as well as Fixed Options. The Company earns fee income on amounts invested in the variable account options and net investment spread on the Fixed Options.

     The asset management operations are conducted by the Company’s registered investment advisor subsidiary, SAAMCo, and its wholly owned distributor, SACS, and its wholly owned servicing administrator, SFS. These companies earn fee income by managing, distributing and administering a diversified family of mutual funds, servicing as investment advisor to certain variable investment portfolios offered within the Company’s variable annuity products and providing professional management of individual, corporate and pension plan portfolios.

RESULTS OF OPERATIONS

     NET INCOME totaled $142.5 million in 2004, compared with $93.5 million in 2003 and $31.7 million in 2002.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX reflected the adoption of SOP 03-1 on January 1, 2004. The Company recorded a loss of $62.6 million, net of tax, which is recognized in the consolidated statement of income and comprehensive income as a cumulative effect of accounting change for the year ended December 31, 2004.

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $211.5 million in 2004, compared with $123.8 million in 2003 and $31.8 million in 2002. The increase in 2004 compared to 2003 was primarily due to higher variable annuity policy fee and asset management fee income, partially offset by lower investment income and higher general and administrative and other expenses. The increase in 2003 compared to 2002 was primarily due to reductions in net realized investment losses and amortization of DAC and other expenses.

     INCOME TAX EXPENSE totaled $6.4 million in 2004, $30.2 million in 2003 and $0.2 million in 2002 representing effective tax rates of 3%, 24% and 1%, respectively. The tax expense in 2004 included the benefit of $39.7 million resulting from the reduction of the prior year tax liability based on additional information becoming available. Excluding this benefit the effective tax rate is 22% in 2004. The unusually low effective tax rate for 2002 is due primarily to the lower relative pretax income without corresponding reductions in permanent tax differences. See Note 11 of the Notes to Consolidated Financial Statements for a reconciliation of income tax expense to the federal statutory rate.

ANNUITY OPERATIONS

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $176.9 million in 2004, compared with $98.7 million in 2003 and $27.7 million in 2002. The increase in 2004 compared to 2003 was primarily due to higher variable annuity policy fee income and lower amortization of deferred acquisition costs and other deferred expenses partially offset by higher general and administrative and other expenses. The increase in 2003 compared to 2002 was primarily due to lower net realized investment losses and improved net investment income as customers allocated more dollars to the fixed rate portion of variable annuity contracts.

     NET INVESTMENT SPREAD, a non-GAAP measure, represents investment income less interest credited to Fixed-Rate Products is a key measurement used by the Company in evaluating the profitability of its annuity business. Investment income includes income earned on invested assets, as well as the mark-to-market on both purchased derivatives and embedded derivatives inherent in certain product guarantees. Accordingly, the Company presents an analysis of net investment spread because the Company has determined this measure to be useful and meaningful.

     In evaluating its investment yield and net investment spread, the Company calculates average invested assets using the amortized cost of bonds, notes and redeemable preferred stocks. This basis does not include unrealized gains and losses, which are reflected in the carrying value (i.e., fair value) of those investments pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In the calculation of average invested assets, the Company excludes collateral received from a securities lending program, which is offset by a securities lending payable in the same amount. The Company participates in a securities lending program with an affiliated agent, pursuant to which it lends its securities and primarily takes cash as collateral with respect to the securities lent. Participation in securities lending agreements provides additional net investment income for the Company, resulting from investment income earned on the collateral, less interest paid on the securities lending agreements and the related management fees paid to an affiliate to administer the program.

     An analysis of net investment spread and a reconciliation to pretax income before cumulative effect of accounting change is presented in the following table:

	Years ended December 31,
	2004	2003	2002

	(in thousands)

Investment income	$362,631	$398,304	$377,556
Interest credited to fixed annuity contracts and Fixed Options	(140,889)	(153,636)	(142,973)
Interest credited to universal life insurance contracts	(73,745)	(76,415)	(80,021)
Interest credited to guaranteed investment contracts	(6,034)	(7,534)	(11,267)

Net investment spread	141,963	160,719	143,295
Net realized investment losses	(24,100)	(30,354)	(65,811)
Fee income, net of reinsurance	429,259	344,908	358,983
Amortization of bonus interest	(10,357)	(19,776)	(16,277)
General and administrative expenses	(93,188)	(83,013)	(79,287)
Amortization of DAC and other deferred expenses	(126,142)	(137,130)	(171,583)
Annual commissions	(64,323)	(55,661)	(58,389)
Claims on UL contracts, net of reinsurance recoveries	(17,420)	(17,766)	(15,716)
Guaranteed benefits, net of reinsurance recoveries	(58,756)	(63,268)	(67,492)

Pretax income before cumulative effect of accounting change	$176,936	$98,659	$27,723

     Net investment spread totaled $142.0 million in 2004, compared to $160.7 million in 2003 and $143.3 million in 2002. These amounts equal 2.28% on average invested assets (computed on a daily basis) of $6.22 billion in 2004, 2.37% on average invested assets of $6.66 billion in 2003 and 2.41% on average invested assets of $6.09 billion in 2002. The decrease in net investment spread in 2004 from 2003 reflected results from lower average invested assets as discussed below and reinvesting in the historically low prevailing interest rate environment that has persisted throughout 2003 and 2004. The increase in net investment spread in 2003 from 2002 resulted from substantial growth in average invested assets and effective management of interest crediting rates to offset lower yields available on invested assets.

     The components of net investment spread were as follows:

	Years ended December 31,
	2004	2003	2002

	(dollars in thousands)

Net investment spread	$141,963	$160,719	$143,295
Average invested assets	6,216,792	6,656,360	6,086,517
Average interest-bearing liabilities	(5,942,627)	(6,407,102)	(5,962,521)

Yield on average invested assets	5.83%	5.98%	6.20%
Rate paid on average interest-bearing liabilities	3.71	3.71	3.93

Difference between yield and interest rate paid	2.12%	2.27%	2.27%

Net investment spread as a percentage of average invested assets	2.28%	2.41%	2.35%

     The decline in average invested assets resulted primarily from net exchanges from Fixed Options into the separate accounts of variable annuity contracts, partially offset by new deposits of Fixed Options. Deposits of Fixed Options and renewal deposits on its universal life insurance contracts totaled $1.41 billion 2004, $1.58 billion in 2003 and $1.78 billion in 2002, and are primarily deposits for the Fixed Options. Deposits of Fixed Options represent 24% in 2004, 27% in 2003 and 34% in 2002, of the related reserve balances at the beginning of the respective periods.

     Net investment spread includes the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. Average invested assets exceeded average interest-bearing liabilities by $274.2 million in 2004, compared with $249.3 million in 2003 and $124.0 million in 2002. The difference between the Company’s yield on average invested assets and the rate paid on average interest-bearing liabilities was 2.12% in 2004 and 2.27% in 2003 and 2.27% in 2002.

     Investment income (and the related yields on average invested assets) totaled $362.6 million (5.83%) in 2004, compared with $398.3 million (5.98%) in 2003 and $377.6 million (6.20%) in 2002. The decrease in the investment yield primarily reflects the reinvesting in the historically low prevailing interest rate environment that has persisted throughout 2002, 2003 and 2004, as well as a $4.3 million reduction in income from the mark to market of the S&P 500 put options and the guaranteed minimum account value and guaranteed minimum withdrawal benefit embedded derivatives in 2004. Excluding the impact of the put options and embedded derivatives, investment income would have been $361.6 million (5.82%) and $393.0 million (5.90%) in 2004 and 2003, respectively. Expenses incurred to manage the investment portfolio amounted to $2.5 million in 2004, $2.3 million in 2003 and $2.4 million in 2002. These expenses are included as a reduction of investment income in the consolidated statement of income and comprehensive income.

     Interest expense (and the related rate paid on average interest-bearing liabilities) totaled $220.7 million (3.71%) in 2004, $237.6 million (3.71%) in 2003 and $234.3 million (3.93%) in 2002. Interest-bearing liabilities averaged $5.94 billion during 2004, $6.41 billion during 2003 and $5.96 billion during 2002.

     NET REALIZED INVESTMENT LOSSES totaled $24.1 million in 2004, $30.4 million in 2003 and $65.8 million in 2002 and include impairment writedowns of $21.1 million, $54.1 million and $57.3 million, respectively. Thus, net realized losses from sales and redemptions of investments totaled $3.0 million in 2004, compared with net realized gains of $23.7 million in 2003 and net realized losses of $8.5 million in 2002.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $1.97 billion in 2004, $2.21 billion in 2003 and $1.60 billion in 2002. Sales of investments result from the active management of the Company’s investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.05%, 0.36% and 0.14% of average invested assets for 2004, 2003 and 2002, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company’s active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns include $21.1 million, $54.1 million and $57.3 million of provisions principally applied to bonds in 2004, 2003 and 2002, respectively. Impairment writedowns represent 0.34%, 0.81% and 0.96% of average invested assets in the respective periods. For the five years ended December 31, 2004, impairment writedowns as a percentage of average invested assets have ranged from 0.34% to 1.27% and have averaged 0.75%. Such writedowns are based upon estimates of the fair value of invested assets and recorded when declines in the value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY POLICY FEES, NET OF REINSURANCE are generally based on the market value of assets in the separate accounts supporting variable annuity contracts. Such fees totaled $369.1 million in 2004, $281.4 million in 2003 and $286.9 million in 2002 and are net of reinsurance premiums of $28.6 million, $30.8 million and $22.5 million, respectively. The increased fees in 2004 compared to 2003 primarily reflect the improved equity market conditions in 2004 and the latter part of 2003, and the resulting favorable impact on market values of the assets in the separate accounts. The decreased fees in 2003 as compared to 2002 reflected increased reinsurance premiums. Variable annuity policy fees represent 1.8%, 1.7% and 1.7% of average variable annuity assets in 2004, 2003 and 2002, respectively. Variable annuity assets averaged $20.41 billion, $16.32 billion and

$16.45 billion during the respective periods. Variable annuity deposits, which exclude deposits allocated to the Fixed Options, totaled $2.65 billion in 2004, $1.73 billion in 2003 and $1.18 billion in 2002. These amounts represent 14%, 12% and 6% of variable annuity reserves at the beginning of the respective periods. The increase in variable annuity deposits in 2004 and 2003 reflected increased demand for variable annuity products due to the improved equity market conditions in 2004 and the latter part of 2003. Transfers from the Fixed Options to the separate accounts are not classified as variable annuity deposits. Accordingly, changes in variable annuity deposits are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company’s variable annuity products.

     Sales of variable annuity products (which include deposits allocated to the Fixed Options) (“Variable Annuity Product Sales”) amounted to $4.01 billion, $3.27 billion and $2.92 billion in 2004, 2003 and 2002, respectively. Such sales primarily reflect those of the Company’s Polaris and Seasons families of variable annuity products. The Company’s variable annuity products are primarily multi-manager variable annuities that offer investors a choice of several variable funds as well as up to seven fixed funds, depending on the product. The increase in Variable Annuity Product Sales in 2004 and 2003 reflects the generally improved equity market conditions in 2004 and the latter part of 2003.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, federal initiatives are proposed that could affect the taxation of annuities (see “Regulation”).

     With respect to all reinsurance agreements, the Company could become liable for all obligations of the reinsured policies if the reinsurers were to become unable to meet the obligations assumed under the respective reinsurance agreements. The Company monitors its credit exposure with respect to these agreements. Due to the high credit ratings and periodic monitoring of these ratings of the reinsurers, such risks are considered to be minimal.

     UNIVERSAL LIFE INSURANCE POLICY FEES, NET OF REINSURANCE amounted to $33.9 million in 2004, $35.8 million in 2003 and $36.3 million in 2002 and are net of reinsurance premiums of $34.3 million, $33.7 million and $34.1 million, respectively. Universal life insurance policy fees consist of mortality charges, up-front fees earned on deposits received and administrative fees, net of reinsurance premiums. The administrative fees are assessed based on the number of policies in force as of the end of each month. The Company acquired its universal life insurance contracts as part of the acquisition of business from MBL Life Assurance Corporation on December 31, 1998 and does not actively market such contracts. Such fees represent 2.20%, 2.23% and 2.17% of average reserves for universal life insurance contracts in the respective periods.

     SURRENDER CHARGES on variable annuity and universal life insurance contracts totaled $26.2 million in 2004, $27.7 million in 2003 and 32.5 million in 2002. Surrender charge periods range from zero to nine years from the date a deposit is received. Surrender charges generally are assessed on withdrawals at declining rates.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $93.2 million in 2004, $83.0 million in 2003 and $79.3 million in 2002. The increase in 2004 results from higher information technology costs and payroll related expenses resulting from the servicing of a larger block of annuity contracts. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER DEFERRED EXPENSES totaled $126.1 million in 2004, compared with $137.1 million in 2003 and $171.6 million in 2002. DAC amortization in 2003 reflected a declining market which led to higher DAC amortization (i.e. impairments on specific products) during the first nine months of 2003 and is partially offset by an $18.0 million DAC unlocking. The higher amortization in 2002 was primarily related to lower estimates of future gross profits on variable annuity contracts compared to the prior years in light of the downturn in the equity markets in 2002, and additional variable annuity product sales over the last twelve months and the subsequent amortization of related deferred commissions and other direct selling costs.

     ANNUAL COMMISSIONS totaled $64.3 million in 2004, compared with $55.7 million in 2003 and $58.4 million in 2002. Annual commissions generally represent renewal commissions paid quarterly in arrears to maintain the persistency of certain of the Company’s variable annuity contracts. Substantially all of the Company’s currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. The vast majority of the Company’s average balances of its variable annuity products are currently subject to such annual commissions.

     CLAIMS ON UNIVERSAL LIFE CONTRACTS, NET OF REINSURANCE RECOVERIES totaled $17.4 million in 2004, compared with $17.8 million in 2003 and $15.7 million in 2002 (net of reinsurance recoveries of $34.2 million in 2004, $34.0 million in 2003 and $29.2 million in 2002). The change in such claims resulted principally from changes in mortality experience and the reinsurance recoveries there on.

     GUARANTEED BENEFITS, NET OF REINSURANCE RECOVERIES on variable annuity contracts totaled $58.8 million in 2004, compared with $63.3 million in 2003 and $67.5 million in 2002 and are net of reinsurance recoveries of $2.7 million, $8.0 million and $8.4 million, respectively. These guaranteed benefits consist primarily of guaranteed minimum death benefits as well as immaterial amounts of earnings enhancement benefits and guaranteed minimum income benefits. These guarantees are described in more detail in the following paragraphs. The decrease during 2004 reflects the generally improved equity market conditions in 2004 and the latter part of 2003. Downturns in the equity markets could increase these expenses.

     Guaranteed minimum death benefits (“GMDB”) are issued on a majority of the Company’s variable annuity products. GMDB provides that, upon the death of a contract holder, the contract holder’s beneficiary will receive the greater of (1) the contract holder’s account value, or (2) a guaranteed minimum death benefit that varies by product and election by the contract holder. The Company bears the risk that death claims following a decline in the debt and equity markets may exceed contract holder account balances and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. On January 1, 2004, the Company recorded a liability for guaranteed benefits including GMDB (see Note 2 of Notes to Consolidated Financial Statements) pursuant to adoption of a new accounting standard, SOP 03-1.

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

     Guaranteed minimum income benefit (“GMIB”) is a feature the Company offers on certain variable annuity products. This feature provides a minimum fixed annuity payment guarantee for those contract holders who choose to receive fixed lifetime annuity payments after a seven, nine, or ten-year waiting period in their deferred annuity contracts. The Company bears the risk that the performance of the financial markets will not be sufficient for accumulated contract holder account balances to support GMIB benefits and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. As there is a waiting period to annuitize using the GMIB, there are no policies eligible to receive this benefit at December 31, 2004. The Company has eliminated offering a GMIB feature that guarantees a return in excess of the amount to be annuitized in order to mitigate its exposure.

     Guaranteed minimum account value (“GMAV”) is a feature the Company offers on certain variable annuity products in the third quarter of 2002. If available and elected by the contract holder at the time of contract issuance, this feature guarantees that the account value under the contract will at least equal the amount of the deposits invested during the first ninety days of the contract, adjusted for any subsequent withdrawals, at the end of a ten-year waiting period. The Company bears the risk that protracted under-performance of the financial markets could result in GMAV benefits being higher than the underlying contract holder account balance and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. The Company purchased put options on the S&P 500 index to partially offset this risk. Changes in the market value of both the GMAV benefit and the put options are recorded in investment income in the accompanying consolidated statement of income and comprehensive income.

     Guaranteed minimum withdrawal benefit (“GMWB”) is a feature the Company began offering on certain variable annuity products in May of 2004. If available and elected by the contract holder at the time of contract issuance, this feature provides a guaranteed annual withdrawal stream, regardless of market performance, equal to deposits invested during the first ninety days adjusted for any subsequent withdrawals (“Eligible Premium”). These guaranteed annual withdrawals of up to 10% of Eligible Premium are available after either a three-year or a five-year waiting period, as elected by the contract holder at the time of contract issuance, without reducing the future amounts guaranteed. If no withdrawals have been made during the waiting period of 3 or 5 years, the contract holder will realize an additional 10% or 20%, respectively, of Eligible Premium after all other amounts guaranteed under this benefit have been paid. The Company bears the risk that protracted under-performance of the financial markets could result in GMWB benefits being higher than the underlying contract holder account balance and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. The Company purchased put options on the S&P 500 index to partially offset this risk. Changes in the market value of both the GMWB benefit and the put options are recorded in investment income in the accompanying consolidated statement of income and comprehensive income.

     Management expects substantially all of the Company’s near-term exposure to guaranteed benefits will relate to GMDB and EEB. As sales of products with other guaranteed benefits increase, the Company expects these other guarantees to have an increasing impact on operating results, under current hedging strategies.

ASSET MANAGEMENT OPERATIONS

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $34.6 million in 2004, compared to $25.1 million in 2003 and $4.1 million in 2002. The increases in 2004 from 2003 resulted from the impact of higher average asset base and higher margin on account servicing fees, partially offset by increased amortization of DAC and other deferred expenses. The increase in 2003 from 2002 resulted from decreased amortization of DAC and other deferred expenses.

     ASSET MANAGEMENT FEES, which include investment advisory fees and 12b-1 distribution fees, are based on the market value of assets managed by SAAMCo in its mutual funds and certain variable annuity portfolios. Such fees totaled $89.6 million on average assets managed of $9.65 billion in 2004, $66.7 million on average assets managed of $8.15 billion in 2003 and $66.4 million on average assets managed of $7.64 billion in 2002. The increase in asset management fees is primarily the result of a higher average asset base and higher margin on account servicing fees. Mutual fund sales, excluding sales of money market accounts and private accounts, totaled $2.14 billion in 2004, compared to $2.23 billion in 2003 and $1.67 billion in 2002. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $1.56 billion in 2004, $1.55 billion in 2003 and $1.55 billion in 2002, which represent 20%, 25% and 25%, respectively, of average related mutual fund assets. The 4% decrease in mutual fund sales in 2004 compared to 2003 primarily reflects generally difficult equity market conditions in the second and third quarters of 2004. The increase in sales in 2003 principally reflects increasing demand for equity products, due to generally improved equity market conditions in the latter part of 2003.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $38.4 million in 2004, $36.1 million in 2003 and $35.9 million in 2002. General and administrative expenses increased in 2004 due primarily to higher employee-related costs.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER DEFERRED EXPENSES includes amortization of distribution costs that totaled $31.5 million in 2004, compared with $23.0 million in 2003 and $35.9 million in 2002. The increased amortization in 2004 was primarily due to additional mutual fund sales and amortization of the deferred commissions thereon. In 2002, amortization of deferred acquisition costs and other deferred expenses included additional amortization of $24.2 million, resulting from certain distribution costs whose carrying value exceeded projected revenue.

CAPITAL RESOURCES AND LIQUIDITY

     SHAREHOLDER’S EQUITY increased to $1.75 billion at December 31, 2004 from $1.61 billion at December 31, 2003 due to $142.5 million of net income and $49.1 million of capital contribution from Parent partially offset by a $49.1 million tax effect on a distribution of investment and a $2.5 million dividend to the Parent.

     INVESTMENTS AND CASH at December 31, 2004 totaled $7.13 billion, compared with $7.14 billion at December 31, 2003. The Company’s invested assets are managed by an affiliate. The following table summarizes the Company’s portfolio of bonds, notes and redeemable preferred stocks (the “Bond Portfolio”) and other investments and cash at December 31, 2004 and 2003:

	December 31, 2004		December 31, 2003
	Fair	Percent of	Fair	Percent of
	Value	Portfolio	Value	Portfolio

	(in thousands, except for percentages)
Bond Portfolio:

U.S. government securities	$30,300	0.4%	$24,292	0.3%
Mortgage-backed securities	956,567	13.4	1,191,817	16.3
Securities of public utilities	332,038	4.7	365,150	4.7
Corporate bonds and notes	2,902,829	40.8	2,697,142	39.9
Redeemable preferred stocks	21,550	0.3	22,175	0.3
Other debt securities	917,743	12.9	1,205,224	15.7

Total Bond Portfolio	5,161,027	72.5	5,505,800	77.2

Mortgage loans	624,179	8.7	716,846	10.1
Common stocks	4,902	0.1	727	0.0
Cash and short-term investments	201,117	2.8	133,105	1.9
Securities lending collateral	883,792	12.4	514,145	7.2
Other invested assets	250,969	3.5	254,010	3.6

Total investments and cash	$7,125,986	100.0%	$7,124,633	100.0%

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

     THE BOND PORTFOLIO, which constituted 72% of the Company’s total investment portfolio at December 31, 2004, had an aggregate fair value that was $153.2 million greater than its amortized cost at December 31, 2004, compared with $154.6 million at December 31, 2003.

     At December 31, 2004, the Bond Portfolio had an aggregate fair value of $5.16 billion and an aggregate amortized cost of $5.01 billion. At December 31, 2004, the Bond Portfolio (excluding $21.6 million of redeemable preferred stocks) included $4.50 billion of bonds rated by Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”) or Fitch (“Fitch”) and $638.1 million of bonds rated by the National Association of Insurance Commissioners (“NAIC”) or the Company pursuant to statutory ratings guidelines established by the NAIC. At December 31, 2004, approximately $4.75 billion of the Bond Portfolio was investment grade, including $986.8 million of mortgage-backed securities (“MBS”) and U.S. government/agency securities.

     At December 31, 2004, the Bond Portfolio included $386.4 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 1% of the Company’s total assets and approximately 5% of its invested assets. Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. An economic downturn could produce higher than average issuer defaults on the non-investment-grade securities, which could cause the Company’s investment returns and net income to decline. At December 31, 2004, the Company’s non-investment-grade bond portfolio consisted of 171 issues with no single issuer representing more than 10% of the total non-investment-grade portfolio. These non-investment-grade securities are comprised of bonds spanning 10 industries with 19%, 16%, 16% and 10% concentrated in telecommunications, utilities, financial services and noncyclical consumer products industries, respectively. No other industry concentration constituted more than 10% of these assets.

     The table below summarizes the Company’s rated bonds by rating classification as of December 31, 2004.

RATED BONDS BY RATING CLASSIFICATION
(Dollars in thousands)

			Issues not rated by S & P/Moody’s/
Issues rated by S & P/Moody’s/Fitch,			Fitch, by NAIC category			Total
			NAIC					Percent of
S & P/Moody’s/Fitch		Estimated fair	category	Amortized	Estimated fair		Estimated fair	total
Category (1)	Amortized Cost	value	(2)	Cost	value	Amortized Cost	value	invested assets

AAA+ to A-
(Aaa to A3)
[AAA to A-]	$2,888,647	$2,964,803	1	$266,034	$270,334	$3,154,681	$3,235,137	45.40%

BBB+ to BBB-
(Baa to Baa3)
[BBB+ to BBB-]	1,203,109	1,233,692	2	276,973	284,221	1,480,082	1,517,913	21.30%

BB+ to BB-
(Bal to Ba3)
[BB+ to BB-]	133,070	138,091	3	36,371	36,462	169,441	174,553	2.45%

B+ to B-
(Bl to B3)
[B+ to B-]	129,347	140,699	4	11,600	11,524	140,947	152,223	2.14%

CCC+ to CCC-
(Caal to Caa3)
[CCC+ to CCC-]	18,954	19,353	5	7,305	6,695	26,259	26,048	0.37%

CC to D
(Ca to C)
[CC to D]	1,842	4,722	6	14,476	28,880	16,318	33,602	0.47%

TOTAL RATED ISSUES	$4,374,969	$4,501,360		$612,759	$638,116	$4,987,728	$5,139,476

Footnotes to the table of Rated Bonds by Rating Classification

(1)	S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt’s relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody’s rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt’s relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody’s and Fitch ratings if rated by multiple agencies.

(2)	Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for non-defaulted bonds plus one category 6, for bonds in or near default. These six categories correspond with the S&P/Moody’s/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $131.5 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

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

     As a result of these policies, the Company recorded pretax impairment writedowns of $21.1 million, $54.1 million and $57.3 million in 2004, 2003 and 2002, respectively. No individual impairment loss, net of DAC and taxes, during the year exceeded 10% of the Company’s net income for the year ended December 31, 2004.

     Excluding the impairments noted above, the changes in fair value for the Company’s Bond Portfolio, which constitutes the vast majority of the Company’s investments, were recorded as a component of other comprehensive income in shareholder’s equity as unrealized gains or losses.

     At December 31, 2004, the fair value of the Company’s Bond Portfolio aggregated $5.16 billion. Of this aggregate fair value, approximately 0.03% represented securities trading at or below 75% of amortized cost. The impact of unrealized losses on net income will be further mitigated upon realization, because realization will result in current decreases in the amortization of DAC and decreases in income taxes.

     At December 31, 2004, approximately $3.91 billion, at amortized cost, of the Bond Portfolio had a fair value of $4.09 billion resulting in an aggregate unrealized gain of $180.3 million. At December 31, 2004, approximately $1.10 billion, at amortized cost, of the Bond Portfolio had a fair value of $1.07 billion resulting in an aggregate unrealized loss of $27.1 million. No single issuer accounted for more than 10% of unrealized losses. Approximately 36%, 15% and 11% of unrealized losses were from the financial services, transportation and noncyclical consumer products industries, respectively. No other industry accounted for more than 10% of unrealized losses.

     The amortized cost of the Bond Portfolio in an unrealized loss position at December 31, 2004, by contractual maturity, is shown below.

Amortized Cost

(in thousands)

Due in one year or less	$46,250
Due after one year through five years	422,237
Due after five years through ten years	389,073
Due after ten years	243,973

Total	$1,101,533

     The aging of the Bond Portfolio in an unrealized loss position at December 31, 2004 is shown below:

	Less than or Equal to 20%			Greater than 20% to 50%			Greater than 50%
(dollars in	of Amortized Cost			of Amortized Cost			of Amortized Cost			Total
thousands)	Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized
Months	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items
Investment Grade Bonds

0-6	$455,818	$(4,128)	73	$—	$—	—	$—	$—	—	$455,818	$(4,128)	73
7-12	387,123	(6,808)	57	—	—	—	—	—	—	387,123	(6,808)	57
>12	171,695	(7,108)	22	17,477	(4,046)	3	—	—	—	189,172	(11,154)	25

Total	$1,014,636	$(18,044)	152	$17,477	$(4,046)	3	$—	$—	—	$1,032,113	$(22,090)	155

Below Investment Grade Bonds

0-6	$28,496	$(1,806)	13	$—	$—	—	$452	$(292)	3	$28,948	$(2,098)	16
7-12	8,773	(489)	8	—	—	—	—	—	—	8,773	(489)	8
>12	31,699	(2,467)	11	—	—	—	—	—	—	31,699	(2,467)	11

Total	$68,968	$(4,762)	32	$—	$—	—	$452	$(292)	3	$69,420	$(5,054)	35

Total Bonds

0-6	$484,314	$(5,934)	86	$—	$—	—	$452	$(292)	3	$484,766	$(6,226)	89
7-12	395,896	(7,297)	65	—	—	—	—	—	—	395,896	(7,297)	65
>12	203,394	(9,575)	33	17,477	(4,046)	3	—	—	—	220,871	(13,621)	36

Total	$1,083,604	$(22,806)	184	$17,477	$(4,046)	3	$452	$(292)	3	$1,101,533	$(27,144)	190

     In 2004, the pretax realized losses incurred with respect to the sale of fixed-rate securities in the Bond Portfolio was $12.6 million. The aggregate fair value of securities sold was $140.3 million, which was approximately 92% of amortized cost. The average period of time that securities sold at a loss during 2004 were trading continuously at a price below amortized cost was approximately 21 months.

     The valuation for the Company’s Bond Portfolio comes from market exchanges or dealer quotations, with the exception of non-traded securities. The Company considers non-traded securities to mean certain fixed income investments and certain structured securities. The aggregate fair value of these securities at December 31, 2004 was approximately $813.0 million. The Company estimates the fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, the Company uses its most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale.

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

     Senior secured loans (“Secured Loans”) are included in the Bond Portfolio and aggregated $277.2 million at December 31, 2004. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At December 31, 2004, Secured Loans consisted of $190.1 million of privately traded securities and $87.1 million of publicly traded securities. These Secured Loans are composed of loans to 59 borrowers spanning 10 industries, with 26%, 18%, 15%, 12% and 11% from the utilities, telecommunications, transportation, noncyclical consumer products and cyclical consumer products industries, respectively. No other industry constituted more than 10% of these assets.

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

     MORTGAGE LOANS aggregated $624.2 million at December 31, 2004 and consisted of 100 commercial first mortgage loans with an average loan balance of approximately $6.2 million, collateralized by properties located in 30 states. Approximately 32% of this portfolio was office, 17% was manufactured housing, 17% was multifamily residential, 11% was industrial, 11% was hotels, and 12% was other types. At December 31, 2004, approximately 27%, 11% and 10% of this portfolio were secured by properties located in California, Michigan and Massachusetts, respectively. No more than 10% of this portfolio was secured by properties located in any other single state. At December 31, 2004, 13 mortgage loans have an outstanding balance of $10 million or more, which collectively aggregated approximately 45% of this portfolio. At December 31, 2004, approximately 42% of the mortgage loan portfolio consisted of loans with balloon payments due before January 1, 2008. During 2004 and 2003, loans delinquent by more than 90 days, foreclosed loans and structured loans have not been significant in relation to the total mortgage loan portfolio.

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

     SECURITIES LENDING COLLATERAL totaled $883.8 million at December 31, 2004, compared to $514.1 million at December 31, 2003, and consisted of cash collateral invested in highly rated short-term securities received in connection with the Company’s securities lending program. The increase in securities lending collateral in 2004 results from increased demand for securities in the Company’s portfolio. Although the cash collateral is currently invested in highly rated short-term securities, the applicable collateral agreements permit the cash collateral to be invested in highly liquid short and long-term investment portfolios. At least 75% of the portfolio’s short-term investments must have external issue ratings of A-1/P-1, one of the highest ratings for short-term credit quality. Long-term investments include corporate notes with maturities of five years or less and a credit rating by at least two nationally recognized statistical rating organizations (“NRSRO”), with no less than a S&P rating of A or equivalent by any other NRSRO.

     ASSET-LIABILITY MATCHING is utilized by the Company in an effort to minimize the risks of interest rate fluctuations and disintermediation (i.e. the risk of being forced to sell investments during unfavorable market conditions). The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company’s Fixed-Rate Products incorporate incentives, surrender charges and/or other restrictions in order to encourage persistency. Approximately 77% of the Company’s reserves for Fixed-Rate Products had surrender penalties or other restrictions at December 31, 2004.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its Fixed-Rate Products and conducting its investment operations to closely match the duration and cash flows of the fixed-rate assets to that of its fixed-rate liabilities. The fixed-rate assets in the Company’s asset-liability modeling include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; policy loans; and investments in limited partnerships that invest primarily in fixed-rate securities. At December 31, 2004, these assets had an aggregate fair value of $6.17 billion with an option-adjusted duration of 3.2 years. The Company’s fixed-rate liabilities include Fixed Options, as well as universal life insurance, fixed annuity and GIC contracts. At December 31, 2004, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $5.54 billion with an option-adjusted duration of 3.6 years. The Company’s potential exposure due to a relative 10% decrease in prevailing interest rates from its December 31, 2004 levels is a loss of approximately $0.3 million, representing an increase in fair value of its fixed-rate liabilities that is not offset by an increase in fair value of its fixed-rate assets. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     A significant portion of the Company’s fixed annuity contracts (including the Fixed Options) has reached or is near the minimum contractual guaranteed rate (generally 3%). Continual declines in interest rates could cause the spread between the yield on the portfolio and the interest rate credited to policyholders to deteriorate.

     The Company has had the ability, limited by minimum interest rate guarantees, to respond to the generally declining interest rate environment in the last five years by lowering crediting rates in response to lower investment returns. See the earlier discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the calculation of investment yield and net investment spread used by the Company’s management as a key component in evaluating the profitability of its annuity business. The trends experienced during 2004, 2003 and 2002 in the Company’s yield on average invested assets and rate of interest credited on average interest-bearing liabilities, compared to the market trend in long-term interest rates as illustrated by the average ten-year U.S. Treasury bond rate, are presented in the following table:

	2004	2003	2002

Average 10-year U.S. Treasury bond rate:	4.26%	4.01%	4.61%
AIG SunAmerica Life Assurance Company:
Average yield on Bond Portfolio	5.66	5.75	6.23
Rate paid on average interest-bearing liabilities	3.71	3.71	3.93

     Since the Company’s investing strategy is to hold fixed-rate assets for long-term investment, the Company’s average yield tends to trail movements in the average U.S. treasury yield. For further discussion on average yield on the bond portfolio and the rate paid on average interest-bearing liabilities, see discussion on “Investment Spread.”

     As a component of its asset-liability management strategy, the Company may utilize interest rate swap agreements (“Swap Agreements”) to match assets more closely to liabilities. Swap Agreements exchange interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) with a counterparty, based on an underlying principal balance (notional principal) to hedge against interest rate changes.

     The Company seeks to enhance its spread income with dollar roll repurchase agreements (“Dollar Roll Repos”). Dollar Roll Repos involve a sale of MBS by the Company and an agreement to repurchase substantially similar MBS at a later date at an agreed upon price. No Dollar Roll Repos were outstanding at December 31, 2004. The Company also seeks to provide liquidity by investing in MBS. MBS are generally investment-grade securities collateralized by large pools of mortgage loans. MBS generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $40.1 million of bonds at December 31, 2004, and constituted approximately 0.6% of total invested assets. At December 31, 2003, defaulted investments totaled $49.6 million of bonds, which constituted approximately 0.7% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company’s existing portfolio of cash and short-term investments, reverse repurchase agreement capacity on invested assets and, if required, proceeds from invested asset sales. The Company’s liquidity is primarily derived from operating cash flows from annuity operations. At December 31, 2004, approximately $4.09 billion of the Bond Portfolio had an aggregate unrealized gain of $180.3 million, while approximately $1.07 billion of the Bond Portfolio had an aggregate unrealized loss of $27.1 million. In addition, the Company’s investment portfolio currently provides approximately $44.0 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company’s annuity products have been more than sufficient in amount to satisfy the Company’s liquidity needs.

     Management is aware that prevailing market interest rates may shift significantly and has strategies in place to manage either an increase or decrease in prevailing rates. In a rising interest rate environment, the Company’s average cost of funds would increase over time as it prices its new and renewing Fixed-Rate Products to maintain a generally competitive market rate. Management would seek to place new funds in investments that were matched in duration to, and higher yielding than, the liabilities assumed. The Company believes that liquidity to fund withdrawals would be available through incoming cash flow, the sale of short-term or floating-rate instruments or Dollar Roll Repos on the Company’s substantial MBS segment of the Bond Portfolio, thereby avoiding the sale of fixed-rate assets in an unfavorable bond market.

     In a declining interest rate environment, the Company’s cost of funds would decrease over time, reflecting lower interest crediting rates on its Fixed-Rate Products. Should increased liquidity be required for withdrawals, the Company believes that a significant portion of its investments could be sold without adverse consequences in light of the general strengthening that would be expected in the bond market.

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

GUARANTEES AND OTHER COMMITMENTS

     The Company has six agreements outstanding in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. In addition, the Company guarantees the payment of these securities upon redemption. The maximum liability under these guarantees at December 31, 2004 is $195.4 million. These commitments have contractual maturity dates in 2005. Related to each of these agreements are participation agreements with the Parent, under which the Parent will share in $62.6 million of these liabilities in exchange for a proportionate percentage of the fees received under these agreements. The Internal Revenue Service examined the transactions underlying these commitments, including the Company’s role in the transactions. The examination did not result in a material loss to the Company.

     At December 31, 2004, the Company held reserves for GICs with maturity dates as follows: $186.5 million in 2005 and $28.8 million in 2024.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” (For further discussion see Note 2 of Notes to Consolidated Financial Statements.)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 22 to 23 herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company’s financial statements begin on page F-3. Reference is made to the Index to Consolidated Financial Statements on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures provide reasonable assurance of effectiveness as of the end of the period covered by this report. In addition, there has been no change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors are elected for one year terms at the annual meeting of the shareholder. They receive no additional compensation for serving as directors. The board of directors elects executive officers to one year terms subject to removal at the board’s discretion. The directors and principal officers of AIG SunAmerica Life Assurance Company (the “Company”) as of March 31, 2005 are listed below, together with information as to their ages, dates of election and principal business occupations during the last five years (if other than their present business occupations).

			Year	Other Positions and Other
			Assumed	Business Experience Within		Director
Name	Age	Present Position	Position	Last Five Years	From - To	Since

Jay S. Wintrob *	48	Chairman and	2001	Chief Executive Officer, AIGRS	2001-	1990
		Chief Executive Officer		SunAmerica Life Insurance Company (“SALIC”)	2001-
and First SunAmerica Life Insurance Company (“FSA”)
President, FSA
				President, AIGRS Life Insurance	2001-
				Chief Operating Officer, AIGRS	2000-
				Vice Chairman, AIGRS (Joined	1998-2000
				AIGRS in 1987)	1995-2000

James R. Belardi *	48	Senior Vice President	1994	President, SALIC	2002-	1990
				Executive Vice President, AIGRS	1995-
(Joined AIGRS in 1986)

Marc H. Gamsin *	49	Senior Vice President	1999	Executive Vice President, AIGRS	2001-	2000
				Senior Vice President,	1999-
SALIC and FSA
				Executive Vice President	1998-
SunAmerica Investments, Inc.

N. Scott Gillis *	51	Senior Vice President and	2003	Chief Financial Officer, AIGRS	2003-	2000
		Chief Financial Officer		SALIC and FSA
				Senior Vice President, AIGRS	2002-
				Controller, AIGRS	2000-
				Vice President, AIGRS (Joined AIGRS in 1985)	1998-2002

			Year	Other Positions and Other
			Assumed	Business Experience Within		Director
Name	Age	Present Position	Position	Last Five Years	From - To	Since

Jana W. Greer *	53	President	2002	Executive Vice President, AIGRS	2001-	1993
				President, SunAmerica Retirement Markets, Inc.	1996-
				Senior Vice President,	1994-
				SALIC and FSA
				Senior Vice President, AIGRS	1992-2000
				(Joined AIGRS in 1974)

Michael J. Akers	55	Senior Vice President	2003	Chief Actuary, AIGRS	2003-	---
				Senior Vice President,	2003-
				SALIC and FSA Senior Vice President, AIGRS	2002-
				Senior Vice President and Chief	1999-2002
				Actuary, The Variable Annuity Life Insurance Company

Christine A. Nixon	40	Senior Vice President,	2003	Senior Vice President, General	2003-	---
		General Counsel and Secretary		Counsel and Secretary, SALIC and FSA	2003
				Chief Compliance Officer,	2003	---
				AIGRS
				Secretary and Deputy Chief Legal	2002-
				Counsel, AIGRS Vice President, AIGRS (Joined AIGRS in 1993)	2000-
				Associate General Counsel,	1997-2000
				AIGRS

Gregory M. Outcalt	42	Senior Vice President	2000	Vice President, SunAmerica	2002-	---
				Investments, Inc.
				Senior Vice President,	2000-
				SALIC and FSA (Joined AIGRS in 1986)

Stewart Polakov	45	Senior Vice President	2003	Senior Vice President and	2003-	---
		and Controller		Controller, FSA and SALIC
				Vice President, SALIC and FSA	1997-2003
				(Joined AIGRS in 1991)

Edwin R. Raquel	47	Senior Vice President	1995	Senior Vice President and Chief	1995-	---
		and Chief Actuary		Actuary, SALIC and FSA (Joined AIGRS in 1990)

Other Positions and Other
			Year Assumed	Business Experience Within		Director
Name	Age	Present Position	Position	Last Five Years	From - To	Since

Mallary L. Reznik	36	Vice President	2005	Vice President, FSA	2005-	---
				Associate General Counsel,	1998-
AIGRS

Stephen J. Stone	46	Vice President	2005	Vice President, FSA	2005-	---
				Senior Portfolio Manager, Allstate	1989-2004
Insurance Company

Edward T. Texeria	40	Vice President	2003	Vice President, SALIC and FSA	2003-	---
				Assistant Controller, AIGRS	2003-
				Assistant Controller,	2000-2003
SALIC and FSA
				Senior Manager, Assurance and	1994-2000
Advisory Business Services, Ernst & Young LLP

*	Also serves as a director

     The Company does not have an audit committee and relies on the Audit Committee of the Board of Directors of AIG.

CODE OF ETHICS AND CONDUCT

     The Company’s employees are subject to AIG’s Code of Conduct designed to ensure that all employees perform their duties with honesty and integrity. In the second quarter of 2004, AIG adopted the AIG Director, Executive Officer and Senior Financial Officer Code of Business Conduct and Ethics, which covers such directors and officers of AIG and its subsidiaries, including the Company and the Company’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and Controller (principal accounting officer). Both of these codes appear in the Corporate Governance section of www.aigcorporate.com.

ITEM 11. EXECUTIVE COMPENSATION

     The Company’s executive officers provide services for the Company, its subsidiaries and, for certain officers, its affiliates. Allocations have been made to the Company and its subsidiaries based upon each individual’s time devoted to his or her duties for the Company and its subsidiaries. All compensation information provided under this Item 11 is based on these allocations.

     The following table sets forth allocable compensation awarded to, earned by or paid to the Company’s chief executive officer and four other most highly compensated executive officers for the years ended December 31, 2004, 2003 and 2002:

SUMMARY COMPENSATION TABLE

					Long Term
		Annual Compensation			Compensation
				Other	Securities
Name and				Annual	Underlying	LTIP	All Other	SICO LTIP
Principal Position	Year	Salary	Compensation	Compensation	Options (#)(2)	Payouts (3)	Compensation (4)	Awards (5)
Jay S. Wintrob	2004	$84,500	$104,000	$21,580	6,500	$194,526	$5,068	$341,484
Chief Executive	2003	86,125	71,500	18,330	10,400	183,365	3,041	—
Officer	2002	316,050	215,600	56,840	19,600	719,992	2,467,413	907,088

Jana W. Greer	2004	329,648	517,634	—	6,762	417,973	18,109	695,051
President	2003	318,000	371,353	—	10,560	327,366	17,208	—
	2002	220,789	111,250	—	4,005	363,902	2,014,889	556,054

Peter A. Harbeck	2004	254,567	442,500	—	7,500	364,920	14,475	531,927
President & Chief Executive Officer,	2003	331,250	390,000	—	13,000	389,782	18,950	—
Asset Management	2002	223,269	160,000	—	6,500	444,581	1,512,950	590,070

N. Scott Gillis	2004	69,863	65,138	—	1,782	36,437	5,360	170,217
Senior Vice President and	2003	69,317	58,050	—	3,240	24,726	6,448	—
Chief Financial Officer	2002	61,027	71,750	—	2,460	49,230	169,465	104,361

Christine A. Nixon	2004	92,250	50,840	—	2,009	20,997	7,558	64,619
Senior Vice President, General	2003	89,038	39,600	—	3,600	15,860	7,889	—
Counsel & Secretary	2002	46,142	27,900	—	1,395	14,839	65,863	57,387

(1)	Amounts represent year-end and bonuses paid quarterly pursuant to a quarterly bonus program sponsored by AIG and marketing incentives.

(2)	Amounts represent the number of shares of common stock of AIG subject to options granted during the year indicated.

(3)	Amounts shown represent payments under the Company’s 2000 and 2001 Five-Year Deferred Bonus Plans. Awards were granted under these plans in 2000 and 2001 and additional grants are not anticipated. Each award pays out in 20% installments over five years of continued employment. The last installment is to be paid in 2006.

(4)	Amounts shown primarily represent Company matching contributions under the 401(k) Plan and the Executive Savings Plan. Additionally, the 2002 amounts shown for Mr. Wintrob, Ms. Greer, Mr. Harbeck, Mr. Gillis and Ms. Nixon include allocated retention bonuses awarded in connection with the acquisition of SunAmerica Inc. by AIG consummated on January 1, 1999.

(5)	The SICO LTIP awards were granted by Starr International Company, Inc. pursuant to its Deferred Compensation Profit Participation Plan (the “SICO Plan”).

     The following table summarizes certain information with respect to the allocable portion of grants of options to purchase AIG common stock which were granted during 2004 to the individuals named in the Summary Compensation Table.

OPTION GRANTS IN 2004

			Percentage of			Potential Realizable Value* at
		Number of	Total Options			Assumed Annual Rates of
		Securities	Granted to	Exercise		Stock Appreciation for
	Date	Underlying	AIG Employees	Price	Expiration	Option Term
Name	of Grant	Options (1)	During 2004 (2)	Per Share	Date	5 Percent (3)	10 Percent (4)
Jay S. Wintrob	12/16/2004	6,500	0.19%	$64.47	12/16/14	$263,510	$667,875
Jana W. Greer	12/16/2004	6,762	0.20%	64.47	12/16/14	274,131	694,795
Peter A. Harbeck	12/16/2004	7,500	0.22%	64.47	12/16/14	304,050	770,625
N. Scott Gillis	12/16/2004	1,782	0.05%	64.47	12/16/14	72,242	183,101
Christine A. Nixon	12/16/2004	2,009	0.06%	64.47	12/16/14	81,445	206,425

*	Options would have no realizable value if there were no appreciation or if there were depreciation from the price at which options were granted.

(1)	All options relate to shares of common stock of AIG and were granted pursuant to AIG’s Amended and Restated 1999 Stock Option Plan at an exercise price equal to the fair market value of such stock at the date of grant. The option grants in 2004 provide that 25 percent of the options granted on any date become exercisable on each anniversary date in each of the successive four years and expire ten years from the date of grant.

(2)	It is impractical to determine the percent the grant represents of total options granted to the Company’s employees, since the Company has no employees. The percentage is provided with regard to options granted to employees of AIG and its subsidiaries.

(3)	The appreciated price per share at 5 percent is $105.01 per share.

(4)	The appreciated price per share at 10 percent is $167.22 per share.

     The following table summarizes certain information with respect to the allocable exercise of options to purchase AIG common stock during 2004 by the individuals named in the Summary Compensation Table and the allocable unexercised options to purchase AIG common stock held by such individuals at December 31, 2004 based on the allocations described above.

AGGREGATED OPTION EXERCISES DURING THE YEAR ENDED DECEMBER 31, 2004
AND DECEMBER 31, 2004 OPTION VALUES

			Number of
			Securities Underlying		Value of Unexercised
	Shares		Unexercised Options at		In-the-Money Options at
	Acquired on	Value	December 31, 2004		December 31, 2004 (2)
Name	Exercise	Realized (1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Jay S. Wintrob	21,101	$1,368,055	95,143	21,288	$4,474,328	$98,683
Jana W. Greer	53,023	3,315,702	259,354	61,642	11,565,498	87,719
Peter A. Harbeck	14,428	710,616	57,373	45,471	1,464,499	94,203
N. Scott Gillis	1,144	50,969	12,170	8,937	275,270	30,452
Christine A. Nixon	3,549	203,628	12,983	9,364	377,754	34,657

(1)	Aggregate market value on date of exercise (closing sale price as reported in the New York Stock Exchange Composite Transactions Report) less aggregate exercise price.

(2)	Aggregate market value on December 31, 2004 (closing sale price as reported in the New York Stock Exchange Composite Transactions Report) less aggregate exercise price.

     The following table summarizes certain information with respect to benefits granted under the SICO Plan which were granted during 2002 (with respect to the 2003-2004 period) to the individuals named in the Summary Compensation Table.

SICO LONG-TERM INCENTIVE PLANS (1)

		Unit Award
Name	Number of Units	Period	Estimated Future Payouts
Jay S. Wintrob	325	Two years	5,200 shares
Jana W. Greer	882	Two years	10,584 shares
Peter A. Harbeck	675	Two years	8,100 shares
N. Scott Gillis	216	Two years	2,592 shares
Christine A. Nixon	123	Two years	984 shares

(1)	Awards represent grants of units under the SICO Plan with respect to the two-year period from January 1, 2003 through December 31, 2004. The SICO Plan contains neither threshold amounts nor maximum payout limitations. The number of shares of AIG common stock, if any, allocated to a unit for the benefit of a participant in the SICO Plan is primarily dependent upon two factors: the growth in future earnings of AIG during the unit award period and the book value of AIG at the end of the award period. Prior to earning the right to payout, the participant is not entitled to any equity interest with respect to such shares, and the shares are subject to forfeiture under certain conditions, including but not limited to the participant’s voluntary termination of employment with AIG or its subsidiaries prior to normal retirement age other than by death or disability.

EMPLOYEE BENEFIT PLANS

     The Company participates in several employee benefit plans sponsored by AIG.

     RETIREMENT PLANS: The American International Group, Inc. Retirement Plan (the “AIG Plan”) is a non-contributory, qualified, defined benefit plan. For employees of AIGRS and its subsidiaries, the formula equals .925% times Average Final Compensation (defined as the average annual compensation, which includes base pay and sales commissions, subject to limitations for certain highly compensated employees imposed by law, during the three consecutive years in the last ten years of credited service affording the highest such average) up to 150% of the employee’s “covered compensation” (the average of the Social Security Wage Bases during the 35 years preceding the Social Security retirement age), plus 1.425% times Average Final Compensation in excess of 150% of the employee’s “covered compensation” times years of credited service up to 35 years; plus 1.425% times Average Final Compensation times years of credited service in excess of 35 years but limited to 44 years.

     AIG also has in place the AIG Excess Retirement Income Plan (“AIG Excess Plan”) for employees participating in the AIG Plan whose benefits under the AIG Plan are limited by applicable tax laws. The AIG Excess Plan provides benefits in excess of the AIG Plan benefits determined as if the benefit under the AIG Plan has been calculated without the limitations imposed by applicable tax laws. The AIG Excess Plan is a nonqualified, unfunded plan.

     AIG also has approved a Supplemental Executive Retirement Plan (“AIG SERP”) which provides annual benefits to certain employees of AIGRS and its subsidiaries, not to exceed 60% of Average Final Compensation, that accrue at a rate of 2.4% of Average Final Compensation for each year of service or fraction thereof for each full month of active employment. The benefit payable under the AIG SERP is reduced by payments from the AIG Plan, the AIG Excess Plan, Social Security and any payments from a qualified pension plan of a prior employer.

     Annual amounts of normal retirement pension commencing at normal retirement age of 65 based upon Average Final Compensation and credited service under the AIG Plan and the AIG Excess Plan are illustrated in the following table:

Estimated Annual Pension at Age 65

Average
Final Compensation	10 Years	15 Years	20 Years	25 Years	30 Years	35 Years	40 Years
$ 125,000	$14,341	$21,512	$28,682	$35,853	$43,024	$50,194	$59,100
$ 150,000	17,904	26,856	35,807	44,759	53,711	62,663	73,350
$ 175,000	21,466	32,199	42,932	53,666	64,399	75,132	87,600
$ 200,000	25,029	37,543	50,057	62,572	75,086	87,600	101,850
$ 225,000	28,591	42,887	57,182	71,478	85,774	100,069	116,100
$ 250,000	32,154	48,231	64,307	80,384	96,461	112,538	130,350
$ 300,000	39,279	58,918	78,557	98,197	117,836	137,475	158,850
$ 375,000	49,966	74,949	99,932	124,916	149,899	174,882	201,600
$ 400,000	53,529	80,293	107,057	133,822	160,586	187,350	215,850
$ 500,000	67,779	101,668	135,557	169,447	203,336	237,225	272,850
$ 750,000	103,404	155,106	206,807	258,509	310,211	361,913	415,350
$1,000,000	139,029	208,543	278,057	347,572	417,086	486,600	557,850
$1,200,000	167,529	251,293	335,057	418,822	502,586	586,350	671,850
$1,400,000	196,029	294,043	392,057	490,072	588,086	686,100	785,850
$1,600,000	224,529	336,793	449,057	561,322	673,586	785,850	899,850
$1,800,000	253,029	379,543	506,057	632,572	759,086	885,600	1,013,850
$2,000,000	281,529	422,293	563,057	703,822	844,586	985,350	1,127,850

     Each of the individuals named in the Summary Compensation Table have 2.0 years of credited service (under both plans) through December 31, 2004. Pensionable salary includes the regular salary paid by AIG and its subsidiaries and does not include amounts attributable to supplementary bonuses or overtime pay. For such named individuals, pensionable salary allocable to the Company during 2004 was as follows: Mr. Wintrob–$84,500; Ms. Greer–$329,648; Mr. Harbeck–$339,423; Mr. Gillis–$69,863; and Ms. Nixon–$92,250.

     Employees of AIGRS and its subsidiaries participate in the American International Group, Inc. Incentive Savings Plan (the “Incentive Savings Plan”), a 401(k) plan established by AIG which includes salary reduction contributions by employees and matching contributions. Matching contributions vary based on the number of years the employee has been employed.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors of the Company does not have a Compensation Committee. Compensation decisions regarding the Chief Executive Officer are made by AIG. Compensation decisions regarding other executive officers are made by the Chief Executive Officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company is an indirect wholly owned subsidiary of American International Group, Inc.

     The number of shares of AIG common stock beneficially owned as of January 31, 2005, by directors, executive officers named in the Summary Compensation Table (as set forth in Item 11) and directors and executive officers as a group were as follows:

AIG Common Stock
Amount and Nature of
Beneficial Ownership
Director or Executive Officer	(1)(2)(3)(5)
Jay S. Wintrob (4)	2,087,506
James R. Belardi	861,222
Marc H. Gamsin	140,616
N. Scott Gillis	47,439
Jana W. Greer	304,877
Peter A. Harbeck	132,846
Christine A. Nixon	33,003
All Directors and Executive Officers as a Group	3,607,509

(1)	The number of shares of AIG common stock owned by each individual and by all directors and executive officers as a group represents less than 1% of the outstanding shares of AIG common stock.

(2)	The number of shares of AIG common stock shown includes shares with respect to which the individual shares voting and investment power as follows: Mr. Belardi – 237 shares with his spouse; Ms. Greer – 39,105 shares with co-trustee.

(3)	The number of shares of AIG common stock shown includes shares subject to options which may be exercised within 60 days as follows: Mr. Wintrob – 741,870; Mr. Belardi – 305,397; Ms. Greer – 265,772; Mr. Gillis – 46,575; Mr. Gamsin – 140,216; Mr. Harbeck – 78,122; Ms. Nixon – 32,790; and all directors and executive officers as a group – 1,610,742.

(4)	Mr. Wintrob holds equity securities of C.V. Starr and Co., Inc. of 750 shares of Common Stock and 3,750 shares of various series of Preferred Stock

(5)	The number of shares of AIG common stock shown excludes the following shares owned by members of the named individual’s immediate family as to which such individual has disclaimed beneficial ownership: Mr. Wintrob - 4,009 shares held by various family members.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 2004, the Company paid cash dividends to its shareholder aggregating $2.5 million and received a capital contribution of 100% of the outstanding capital stock of its consolidated subsidiary, AIG SunAmerica Asset Management Corp. (“SAAMCo”) (formerly SunAmerica Asset Management Corp.) which in turn has two wholly owned subsidiaries: AIG SunAmerica Capital Services, Inc. (“SACS”) (formerly SunAmerica Capital Services, Inc.) and AIG SunAmerica Fund Services, Inc. (“SFS”) (formerly SunAmerica Fund Services, Inc.). This capital contribution increased the Company’s equity by $150,653,000.

     Beginning in 2004, the Company and its subsidiaries are included in the consolidated federal income tax return of its ultimate parent, AIG. The Company is a party to a written agreement (the “Tax Sharing Agreement”) with AIG setting forth the manner in which the total consolidated U.S. Federal income tax is allocated to each entity that joins in the consolidated return. The Tax Sharing Agreement provides that AIG agrees not to charge us a greater portion of the consolidated tax liability than would have been paid by us had the Company filed a separate federal income tax return. Additionally, AIG agrees to reimburse the Company for any tax benefits arising out of net losses or tax credits, if any, within ninety days after the filing of the consolidated federal income tax return for the year in which such losses or tax credits are utilized by AIG.

     The Company paid commissions totaling $60,674,000 in 2004 to nine affiliated broker-dealers: Royal Alliance Associates, Inc.; SunAmerica Securities, Inc.; Advantage Capital Corporation; FSC Services Corporation; Sentra Securities Corporation; Spelman & Co., Inc.; VALIC Financial Advisors; American General Equity Securities Corporation and American General Securities Inc. These affiliated broker-dealers distribute a significant portion of the Company’s variable annuity products amounting to approximately 23% of deposits in 2004. Of the Company’s mutual fund sales, approximately 25% were distributed by these affiliated broker-dealers in 2004.

     On February 1, 2004, SAAMCo entered into an administrative services agreement with FSA whereby SAAMCo will pay to FSA a fee based on a percentage of all assets invested through FSA’s variable annuity products in exchange for services performed. SAAMCo is the investment advisor for certain trusts that serve as investment options for FSA’s variable annuity products. Amounts incurred by the Company under this agreement totaled $1,537,000 in 2004.

     On October 1, 2001, SAAMCo entered into two administrative services agreements with business trusts established by its affiliate, The Variable Annuity Life Insurance Company (“VALIC”), whereby the trust pays to SAAMCo a fee based on a percentage of average daily net assets invested through VALIC’s annuity products in exchange for services performed. Amounts earned by SAAMCo under this agreement totaled $9,074,000 in 2004 and are net of certain administrative costs incurred by VALIC of $2,593,000.

     Pursuant to a cost allocation agreement, the Company purchases administrative, investment management, accounting, legal, marketing and data processing services from the Parent, AIGRS and AIG. The allocation of such costs for investment management services is based on the level of assets under management. The allocation of costs for other services is based on estimated levels of usage, transactions or time incurred in providing the respective services. Amounts paid for such services totaled $148,554,000 in 2004.

     The majority of the Company’s invested assets are managed by an affiliate of the Company. The investment management fees incurred were $3,712,000 in 2004. Additionally, the Company incurred $1,113,000 of management fees to an affiliate of the Company to administer its securities lending program for 2004.

     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

     In accordance with the SEC’s definitions and rules, audit fees of $1,346,000 and $1,048,000 were paid to PricewaterhouseCoopers LLP for professional services for the audits of our consolidated financial statements included in Form 10-K, review of financial statements included in Forms 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements for 2004 and 2003, respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit No.	Description
2(a)	Purchase and Sale Agreement, dated as of July 15, 1998, by and among the Company, AIGRS, First SunAmerica Life Insurance Company and MBL Life Assurance Corporation, is incorporated herein by reference to Exhibit 2(e) to AIGRS’ 1998 Annual Report on Form 10-K, filed December 21, 1998.

3(a)	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated September 30, 2002, filed with the Arizona Department of Insurance and the Arizona Corporation Commission on October 20, 2002, is incorporated herein by reference to Exhibit 3(a) to the Company’s 2002 Annual Report on Form 10-K, filed March 28, 2003.

3(b)	Amended and Restated Articles of Incorporation, dated December 19, 2001, filed with the Arizona Department of Insurance and Arizona Corporation Commission on January 23, 2002 and January 24, 2002, respectively, is incorporated herein as Exhibit 3(a) to the Company’s 2001 Annual Report on Form 10-K, filed March 29, 2002.

3(c)	Amended and Restated Articles of Incorporation and Articles of Redomestication, filed with the Arizona Department of Insurance on December 22, 1995, is incorporated herein by reference to Exhibit 3(a) to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 1995, filed February 14, 1996.

3(d)	Amended and Restated Bylaws, as adopted January 1, 1996, is incorporated herein by reference to Exhibit 3(b) to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 1995, filed February 14, 1996.

3(e)	Amended and Restated Bylaws, as amended January 2, 2001, is incorporated herein as Exhibit 3(d) to the Company’s 2001 Annual Report on Form 10-K, filed March 29, 2002.

3(f)	Amended and Restated Bylaws, dated as of December 19, 2001, is incorporated herein as Exhibit 3(e) to the Company’s 2001 Annual Report on Form 10-K, filed March 29, 2002.

4(a)	Articles of Amendment to the Amended and Restated Articles of Incorporation. See Exhibit 3(a).

4(b)	Amended and Restated Articles of Incorporation, dated December 19, 2001. See Exhibit 3(b).

4(c)	Amended and Restated Bylaws, dated December 19, 2001. See Exhibit 3(f).

21	Subsidiaries of AIG SunAmerica Life Assurance Company

31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     Reference is made to the index set forth on page F-1 of this report.

REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the three months ended December 31, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIG SUNAMERICA LIFE ASSURANCE COMPANY

BY /s/ N. SCOTT GILLIS

N. Scott Gillis
Senior Vice President and
Chief Financial Officer

April 14, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAY S. WINTROB	Chief Executive Officer	April 15, 2005
Jay S. Wintrob	and Director (Principal
Executive Officer)

/s/ N. SCOTT GILLIS	Senior Vice President and	April 15, 2005
N. Scott Gillis	Chief Financial Officer
(Principal Financial
Officer)

/s/ STEWART POLAKOV	Senior Vice President &	April 15, 2005
Stewart Polakov	Controller (Principal
Accounting Officer)

/s/ JANA W. GREER	President and Director	April 15, 2005
Jana W. Greer

/s/ JAMES R. BELARDI	Senior Vice President	April 15, 2005
James R. Belardi	and Director

/s/ MARC H. GAMSIN	Senior Vice President	April 15, 2005
Marc H. Gamsin	and Director

/s/ EDWIN R. RAQUEL	Senior Vice President	April 15, 2005
Edwin R. Raquel	and Chief Actuary

AIG SUNAMERICA LIFE ASSURANCE COMPANY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Number(s)
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet – December 31, 2004 and December 31, 2003	F-3 to F-4

Consolidated Statement of Income and Comprehensive Income – Years Ended December 31, 2004, 2003 and 2002	F-5 to F-6

Consolidated Statement of Cash Flows – Years Ended December 31, 2004, 2003 and 2002	F-7 to F-8

Notes to Consolidated Financial Statements	F-9 to F-38

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
AIG SunAmerica Life Assurance Company:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and comprehensive income and of cash flows, in all material respects, the financial position of AIG SunAmerica Life Assurance Company (the “Company”), an indirect wholly owned subsidiary of American International Group, Inc., at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting and reporting for certain nontraditional long-duration contracts in 2004.

PricewaterhouseCoopers LLP
Los Angeles, California
April 15, 2005

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2004	2003

	(in thousands)

ASSETS

Investments and cash:
Cash and short-term investments	$201,117	$133,105
Bonds, notes and redeemable preferred stocks available for sale, at fair value (amortized cost: December 31, 2004, $5,007,868; December 31, 2003, $5,351,183)	5,161,027	5,505,800
Mortgage loans	624,179	716,846
Policy loans	185,958	200,232
Mutual funds	6,131	21,159
Common stocks available for sale, at fair value (cost: December 31, 2004, $4,876; December 31, 2003, $635)	4,902	727
Real estate	20,091	22,166
Securities lending collateral	883,792	514,145
Other invested assets	38,789	10,453

Total investments and cash	7,125,986	7,124,633

Variable annuity assets held in separate accounts	22,612,451	19,178,796
Accrued investment income	73,769	74,647
Deferred acquisition costs	1,349,089	1,268,621
Other deferred expenses	257,781	236,707
Income taxes currently receivable from Parent	9,945	15,455
Receivable from brokers for sales of securities	161	—
Goodwill	14,038	14,038
Other assets	52,795	58,830

TOTAL ASSETS	$31,496,015	$27,971,727

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED BALANCE SHEET (Continued)

	December 31,	December 31,
	2004	2003
	(in thousands)
LIABILITIES AND SHAREHOLDER’S EQUITY

Reserves, payables and accrued liabilities:
Reserves for fixed annuity and fixed accounts of variable annuity contracts	$3,948,158	$4,274,329
Reserves for universal life insurance contracts	1,535,905	1,609,233
Reserves for guaranteed investment contracts	215,331	218,032
Reserves for guaranteed benefits	76,949	12,022
Securities lending payable	883,792	514,145
Due to affiliates	21,655	19,289
Payable to brokers	—	1,140
Other liabilities	190,198	247,435

Total reserves, payables and accrued liabilities	6,871,988	6,895,625

Variable annuity liabilities related to separate accounts	22,612,451	19,178,796

Subordinated notes payable to affiliates	—	40,960

Deferred income taxes	257,532	242,556

Total liabilities	29,741,971	26,357,937

Shareholder’s equity:
Common stock	3,511	3,511
Additional paid-in capital	758,346	709,246
Retained earnings	919,612	828,423
Accumulated other comprehensive income	72,575	72,610

Total shareholder’s equity	1,754,044	1,613,790

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$31,496,015	$27,971,727

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2004	2003	2002

	(in thousands)

REVENUES:
Fee income:
Variable annuity policy fees, net of reinsurance	$369,141	$281,359	$286,919
Asset management fees	89,569	66,663	66,423
Universal life insurance fees, net of reinsurance	33,899	35,816	36,253
Surrender charges	26,219	27,733	32,507
Other fees	15,753	15,520	21,900

Total fee income	534,581	427,091	444,002

Investment income	363,594	402,923	387,355
Net realized investment losses	(23,807)	(30,354)	(65,811)

Total revenues	874,368	799,660	765,546

BENEFITS AND EXPENSES:

Interest expense:
Fixed annuity and fixed accounts of variable annuity contracts	140,889	153,636	142,973
Universal life insurance contracts	73,745	76,415	80,021
Guaranteed investment contracts	6,034	7,534	11,267
Subordinated notes payable to affiliates	2,081	2,628	3,868

Total interest expense	222,749	240,213	238,129
Amortization of bonus interest	10,357	19,776	16,277
General and administrative expenses	131,612	119,093	115,210
Amortization of deferred acquisition costs and other deferred expenses	157,650	160,106	222,484
Annual commissions	64,323	55,661	58,389
Claims on universal life contracts, net of reinsurance recoveries	17,420	17,766	15,716
Guaranteed minimum death benefits, net of reinsurance recoveries	58,756	63,268	67,492

Total benefits and expenses	662,867	675,883	733,697

PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	211,501	123,777	31,849

Income tax expense	6,410	30,247	160

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	205,091	93,530	31,689

Cumulative effect of accounting change, net of tax	(62,589)	—	—

NET INCOME	$142,502	$93,530	$31,689

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME (Continued)

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Net unrealized gains (losses) on debt and equity securities available for sale identified in the current period less related amortization of deferred acquisition costs and other deferred expenses	$(20,487)	$67,125	$20,358
Less reclassification adjustment for net realized losses included in net income	19,263	19,194	52,285

Net unrealized gains (losses) on foreign currency	1,170	—	—

Change related to cash flow hedges	—	—	(2,218)

Income tax (benefit) expense	19	(30,213)	(24,649)

OTHER COMPREHENSIVE INCOME (LOSS)	(35)	56,106	45,776

COMPREHENSIVE INCOME	$142,467	$149,636	$77,465

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(in thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$142,502	$93,530	$31,689
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	62,589	—	—
Interest credited to:
Fixed annuity and fixed accounts of variable annuity contracts	140,889	153,636	142,973
Universal life insurance contracts	73,745	76,415	80,021
Guaranteed investment contracts	6,034	7,534	11,267
Net realized investment losses	23,807	30,354	65,811
Accretion of net discounts on investments	(1,277)	(9,378)	(2,412)
Loss on other invested assets	572	2,859	3,932
Amortization of deferred acquisition costs and other expenses	168,007	179,882	238,761
Acquisition costs deferred	(246,033)	(212,251)	(204,833)
Other expenses deferred	(62,906)	(70,158)	(77,602)
Depreciation of fixed assets	1,619	1,718	860
Provision for deferred income taxes	49,337	(129,591)	106,044
Change in:
Accrued investment income	878	679	13,907
Other assets	4,416	(12,349)	4,736
Income taxes currently payable to/ receivable from Parent	5,157	148,898	(43,629)
Due from/to affiliates	2,366	(36,841)	(7,743)
Other liabilities	7,485	10,697	(7,143)
Other, net	2,284	14,885	10,877

NET CASH PROVIDED BY OPERATING ACTIVITIES	381,471	250,519	367,516

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds, notes and redeemable preferred stocks	(964,705)	(2,078,310)	(2,403,362)
Mortgage loans	(31,502)	(44,247)	(128,764)
Other investments, excluding short-term investments	(33,235)	(20,266)	(65,184)
Sales of:
Bonds, notes and redeemable preferred stocks	383,695	1,190,299	849,022
Other investments, excluding short-term investments	22,283	12,835	825
Redemptions and maturities of:
Bonds, notes and redeemable preferred stocks	898,682	994,014	615,798
Mortgage loans	125,475	67,506	82,825
Other investments, excluding short-term investments	10,915	72,970	114,347

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$411,608	$194,801	$(934,493)

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Years Ended December 31,
	2004	2003	2002
	(in thousands)

CASH FLOW FROM FINANCING ACTIVITIES:
Deposits received on:
Fixed annuity and fixed accounts of variable annuity contracts	$1,360,319	$1,553,000	$1,731,597
Universal life insurance contracts	45,183	45,657	49,402
Net exchanges from the fixed accounts of variable annuity contracts	(1,332,240)	(1,108,030)	(503,221)
Withdrawal payments on:
Fixed annuity and fixed accounts of variable annuity contracts	(458,052)	(464,332)	(529,466)
Universal life insurance contracts	(69,185)	(61,039)	(68,444)
Guaranteed investment contracts	(8,614)	(148,719)	(135,084)
Claims and annuity payments, net of reinsurance, on:
Fixed annuity and fixed accounts of variable annuity contracts	(108,691)	(109,412)	(98,570)
Universal life insurance contracts	(105,489)	(111,380)	(100,995)
Net receipts from (repayments of) other short-term financings	(41,060)	14,000	—
Net payment related to a modified coinsurance transaction	(4,738)	(26,655)	(30,282)
Capital contribution received from Parent	—	—	200,000
Dividends paid to Parent	(2,500)	(12,187)	(10,000)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(725,067)	(429,097)	504,937

NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS	68,012	16,223	(62,040)

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	133,105	116,882	178,922

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$201,117	$133,105	$116,882

SUPPLEMENTAL CASH FLOW FORMATION:

Interest paid on indebtedness	$2,081	$2,628	$3,868

Net income taxes (received) paid to Parent	$(47,749)	$10,989	$5,856

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

AIG SunAmerica Life Assurance Company (formerly Anchor National Life Insurance Company) (the “Company”) is a direct wholly owned subsidiary of SunAmerica Life Insurance Company (the “Parent”), which is a wholly owned subsidiary of AIG Retirement Services, Inc. (“AIGRS”) (formerly AIG SunAmerica Inc.), a wholly owned subsidiary of American International Group, Inc. (“AIG”). AIG is a holding company which through its subsidiaries is engaged in a broad range of insurance and insurance-related activities, financial services, retirement services and asset management. The Company is an Arizona-domiciled life insurance company principally engaged in the business of writing variable annuity contracts directed to the market for tax-deferred, long-term savings products.

The Company changed its name to AIG SunAmerica Life Assurance Company on January 24, 2002. The Company continued to do business as Anchor National Life Insurance Company until February 28, 2003, at which time it began doing business under its new name.

Effective January 1, 2004, the Parent contributed to the Company 100% of the outstanding capital stock of its consolidated subsidiary, AIG SunAmerica Asset Management Corp. (“SAAMCo”) (formerly SunAmerica Asset Management Corp.) which in turn has two wholly owned subsidiaries: AIG SunAmerica Capital Services, Inc. (“SACS”) (formerly SunAmerica Capital Services, Inc.) and AIG SunAmerica Fund Services, Inc. (“SFS”) (formerly SunAmerica Fund Services, Inc.). Pursuant to this contribution, SAAMCo became a direct wholly owned subsidiary of the Company. Assets, liabilities and shareholder’s equity at December 31, 2003 were restated to include $190,605,000, $39,952,000 and $150,653,000 respectively, of SAAMCo balances. Similarly, the results of operations and cash flows for the years ended December 31, 2003 and 2002 have been restated for the addition and subtraction to pretax income of $16,345,000 and $4,464,000 to reflect the SAAMCo activity. Prior to this capital contribution to the Company, SAAMCo distributed certain investments with a tax effect of $49,100,000 which was indemnified by its then parent, SALIC. See Note 10 of the Notes to Consolidated Financial Statements.

SAAMCo and its wholly owned distributor, SACS, and its wholly owned servicing administrator, SFS, are included in the Company’s asset management segment (see Note 13). These companies earn fee income by managing, distributing and administering a diversified family of mutual funds, managing certain subaccounts offered within the Company’s variable annuity products and providing professional management of individual, corporate and pension plan portfolios.

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

Products for the annuity operations and asset management operations are marketed through affiliated and independent broker-dealers, full-service securities firms and financial institutions. One independent selling organization in the annuity operations represented 24.8% of deposits in the year ended December 31, 2004, 14.6% of deposits in the year ended December 31, 2003 and 11.9% of deposits in the year ended December 31, 2002. No other independent selling organization was responsible for 10% or more of deposits for any such period. One independent selling organization in the asset management operations represented 16.0% of deposits in the year ended December 31, 2004 and 10.8% of deposits in the year ended December 31, 2003. No other independent selling organization was responsible for 10% or more of deposits for any such period.

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

Bonds, notes and redeemable preferred stocks available for sale and common stocks are carried at aggregate fair value and changes in unrealized gains or losses, net of deferred acquisition costs, deferred other expenses and income tax, are credited or charged directly to the accumulated other comprehensive income or loss component of shareholder’s equity. Bonds, notes, redeemable preferred stocks and common stocks are reduced to estimated net fair value when declines in such values are considered to be other than temporary. Estimates of net fair value are subjective and actual realization will be dependent upon future events.

Mortgage loans are carried at amortized unpaid balances, net of provisions for estimated losses. Policy loans are carried at unpaid balances. Mutual funds consist of seed money for mutual funds used as investment vehicles for the Company’s variable annuity separate accounts and is carried at market value. Real estate is carried at the lower of cost or net realizable value.

Securities lending collateral consist of securities provided as collateral with respect to the Company’s securities lending program. The Company has entered into a securities lending agreement with an affiliated lending agent, which authorizes the agent to lend securities held in the Company’s portfolio to a list of authorized borrowers. The fair value of securities pledged under the securities lending agreement were $862,481,000 and $502,885,000 as of December 31, 2004 and 2003, respectively, and represents securities included in bonds, notes and redeemable preferred stocks available for sale caption in the consolidated balance sheet as of December 31, 2004 and 2003, respectively. The Company receives primarily cash collateral in an amount in excess of the market value of the securities loaned. The affiliated lending agent monitors the daily market value of securities loaned with respect to the collateral value and obtains additional collateral when necessary to ensure that collateral is maintained at a minimum of 102% of the value of the loaned securities. Such collateral is not available for the general use of the Company. Income earned on the collateral, net of interest paid on the securities lending agreements and the related management fees paid to administer the program, is recorded as investment income in the consolidated statement of income and comprehensive income.

Other invested assets consist principally of investments in limited partnerships and put options on the S&P 500 index purchased to partially offset the risk of Guaranteed Minimum Account Value (“GMAV”) benefits and Guaranteed Minimum Withdrawal (“GMWB”) benefits (see Note 7). Limited partnerships are carried at cost. The put options do not qualify for hedge accounting and accordingly are marked to market and changes in market value are recorded through investment income.

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

The Company regularly reviews its investments for possible impairment based on criteria including economic conditions, market prices, past experience and other issuer-specific developments among other factors. If there is a decline in a security’s net realizable value, a determination is made as to whether that decline is temporary or “other than temporary”. If it is believed that a decline in the value of a particular investment is temporary, the decline is recorded as an unrealized loss in accumulated other comprehensive income. If it is believed that the decline is “other than temporary”, the Company writes down the carrying value of the investment and records a realized loss in the consolidated statement of income and comprehensive income. Impairments writedowns totaled $21,050,000, $54,092,000 and $57,273,000 in the years ending December 31, 2004, 2003 and 2002.

DERIVATIVE FINANCIAL INSTRUMENTS: Derivative financial instruments primarily used by the Company include interest rate swap agreements and put options on the S&P 500 index entered into to partially offset the risk of certain guarantees of annuity contract values. The Company is neither a dealer nor a trader in derivative financial instruments.

The Company recognizes all derivatives in the consolidated balance sheet at fair value. Hedge accounting requires a high correlation between changes in fair values or cash flows of the derivative financial instrument and the specific item being hedged, both at inception and throughout the life of the hedge. For fair value hedges, gains and losses in the fair value of both the derivative and the hedged item attributable to the risk being hedged are recognized in earnings. For cash flow hedges, to the extent the hedge is effective, gains and losses in the fair value of both the derivative and the hedged item attributable to the risk being hedged are recognized as component of accumulated other comprehensive income in shareholder’s equity.

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

The Company issues certain variable annuity products that offer an optional GMAV and GMWB living benefit. If elected by the contract holder at the time of contract issuance, the GMAV feature guarantees that the account value under the contract will equal or exceed the amount of the initial principal invested, adjusted for withdrawals, at the end of a ten-year waiting period. If elected by the contract holder at the time of contract issuance, the GMWB feature guarantees an annual withdrawal stream, regardless of market performance, equal to deposits invested during the first ninety days, adjusted for any subsequent withdrawals. There is a separate charge to the contract holder for these features. The Company bears the risk that protracted under-performance of the financial markets could result in GMAV and GMWB benefits being higher than the underlying contract holder account balance and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided.

Under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”(“FAS 133”), the GMAV and GMWB benefits are considered embedded derivatives that are bifurcated and marked to market and recorded in other liabilities in the consolidated balance sheet. Changes in the market value of the estimated GMAV and GMWB benefits are recorded through investment income.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

DEFERRED ACQUISITION COSTS (“DAC”): Policy acquisition costs are deferred and amortized over the estimated lives of the annuity and universal life insurance contracts. Policy acquisition costs include commissions and other costs that vary with, and are primarily related to, the production or acquisition of new business.

DAC is amortized based on a percentage of expected gross profits (“EGPs”) over the life of the underlying contracts. EGPs are computed based on assumptions related to the underlying contracts, including their anticipated duration, the growth rate of the separate account assets (with respect to variable options of the variable annuity contracts) or general account assets (with respect to fixed options of variable annuity contracts (“Fixed Options”) and universal life insurance contracts) supporting the annuity obligations, costs of providing for contract guarantees and the level of expenses necessary to maintain the contracts. The Company adjusts amortization of DAC and other deferred expenses (a “DAC unlocking”) when estimates of future gross profits to be realized from its annuity contracts are revised.

The assumption for the long-term annual net growth of the separate account assets used by the Company in the determination of DAC amortization with respect to its variable annuity contracts is 10% (the “long-term growth rate assumption”). The Company uses a “reversion to the mean” methodology that allows the Company to maintain this 10% long-term growth rate assumption, while also giving consideration to the effect of short-term swings in the equity markets. For example, if performance were 15% during the first year following the introduction of a product, the DAC model would assume that market returns for the following five years (the “short-term growth rate assumption”) would approximate 9%, resulting in an average annual growth rate of 10% during the life of the product. Similarly, following periods of below 10% performance, the model will assume a short-term growth rate higher than 10%. A DAC unlocking will occur if management deems the short-term growth rate (i.e., the growth rate required to revert to the mean 10% growth rate over a five-year period) to be unreasonable. The use of a reversion to the mean assumption is common within the industry; however, the parameters used in the methodology are subject to judgment and vary within the industry.

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

The Company reviews the carrying value of DAC on at least an annual basis. Management considers estimated future gross profit margins as well as expected mortality, interest earned and credited rates, persistency and expenses in determining whether the carrying amount is recoverable. Any amounts deemed unrecoverable are charged to amortization expense on the consolidated statement of income and comprehensive income.

OTHER DEFERRED EXPENSES: The annuity operations currently offers enhanced crediting rates or bonus payments to contract holders on certain of its products. Such amounts are deferred and amortized over the life of the contract using the same methodology and assumptions used to amortize DAC. The Company previously deferred these expenses as part of DAC and reported the amortization of such amounts as part of DAC amortization. Upon implementation of Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”), the Company reclassified $155,695,000 of these expenses from DAC to other deferred expenses, which is reported on the consolidated balance sheet. The prior period consolidated balance sheet and consolidated statements of income and comprehensive income presentation has been reclassified to conform to the new presentation. See Recently Issued Accounting Standards below.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The asset management operations defer distribution costs that are directly related to the sale of mutual funds that have a 12b-1 distribution plan and/or contingent deferred sales charge feature (collectively, “Distribution Fee Revenue”). The Company amortizes these deferred distribution costs on a straight-line basis, adjusted for redemptions, over a period ranging from one year to eight years depending on share class. Amortization of these deferred distribution costs is increased if at any reporting period the value of the deferred amount exceeds the projected Distribution Fee Revenue. The projected Distribution Fee Revenue is impacted by estimated future withdrawal rates and the rates of market return. Management uses historical activity to estimate future withdrawal rates and average annual performance of the equity markets to estimate the rates of market return.

The Company reviews the carrying value of other deferred expenses on at least an annual basis. Management considers estimated future gross profit margins as well as expected mortality, interest earned, credited rates, persistency, withdrawal rates, rates of market return and expenses in determining whether the carrying amount is recoverable. Any amounts deemed unrecoverable are charged to expense.

VARIABLE ANNUITY ASSETS AND LIABILITIES RELATED TO SEPARATE ACCOUNTS: The assets and liabilities resulting from the receipt of variable annuity deposits are segregated in separate accounts. The Company receives administrative fees for managing the funds and other fees for assuming mortality and certain expense risks. Such fees are included in variable annuity policy fees in the consolidated statement of income and comprehensive income.

GOODWILL: Goodwill amounted to $14,038,000 (net of accumulated amortization of $18,838,000) at December 31, 2004 and 2003. In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company assesses goodwill for impairment on an annual basis, or more frequently if circumstances indicate that a possible impairment has occurred. The assessment of impairment involves a two-step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of the impairment, if any. The Company has evaluated goodwill for impairment as of December 31, 2004 and 2003, and has determined that no impairment provision is necessary.

RESERVES FOR FIXED ANNUITY CONTRACTS, FIXED ACCOUNTS OF VARIABLE ANNUITY CONTRACTS, UNIVERSAL LIFE INSURANCE CONTRACTS AND GICs: Reserves for fixed annuity, Fixed Options, universal life insurance and GIC contracts are accounted for in accordance with Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,” and are recorded at accumulated value (deposits received, plus accrued interest, less withdrawals and assessed fees). Under GAAP, deposits collected on non-traditional life and annuity insurance products, such as those sold by the Company, are not reflected as revenues in the Company’s consolidated statement of income and comprehensive income, as they are recorded directly to contract holders’ liabilities upon receipt.

RESERVES FOR GUARANTEED BENEFITS: Reserves for guaranteed minimum death benefits (“GMDB”), earnings enhancement benefit and guaranteed minimum income benefits are accounted for in accordance with SOP 03-1. See Recently Issued Accounting Standards below.

FEE INCOME: Fee income includes variable annuity policy fees, asset management fees, universal life insurance fees, commissions and surrender charges. Variable annuity policy fees are generally based on the market value of assets in the separate accounts supporting the variable annuity contracts. Asset management fees include investment advisory fees and 12b-1 distribution fees and are based on the market value of assets managed in mutual funds and certain variable annuity portfolios by SAAMCo. Universal life insurance policy fees consist of mortality charges, up-front fees earned on deposits received and administrative fees, net of reinsurance premiums. Surrender charges are assessed on withdrawals occurring during the surrender charge period. All fee income is recorded as income when earned with net retained commissions are recognized as income on a trade date basis.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES: Prior to 2004, the Company was included in a consolidated federal income tax return with its Parent. Also, prior to 2004, SAAMCO, SFS, and SACS were included in a separate consolidated federal income tax return with their Parent, Saamsun Holdings Corporation. Beginning in 2004, all of these companies are included in the consolidated federal income tax return of the their ultimate parent, AIG. Income taxes have been calculated as if each entity files a separate return. Deferred income tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax basis of assets and liabilities using enacted income tax rates and laws.

RECENTLY ISSUED ACCOUNTING STANDARDS: In July 2003, the American Institute of Certified Public Accountants issued SOP 03-1. This statement was effective as of January 1, 2004, and requires the Company to recognize a liability for GMDB and certain living benefits related to its variable annuity contracts, account for enhanced crediting rates or bonus payments to contract holders and modifies certain disclosures and financial statement presentations for these products. In addition, SOP 03-1 addresses the presentation and reporting of separate accounts and the capitalization and amortization of certain other expenses. The Company reported for the first quarter of 2004 a one-time cumulative accounting charge upon adoption of $62,589,000 ($96,291,000 pre-tax) to reflect the liability and the related impact on DAC and reinsurance as of January 1, 2004.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	INVESTMENTS

     The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks by major category follow:

	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
AT DECEMBER 31, 2004:

U.S. government securities	$28,443	$30,300
Mortgage-backed securities	926,274	956,567
Securities of public utilities	321,381	332,038
Corporate bonds and notes	2,797,943	2,902,829
Redeemable preferred stocks	20,140	21,550
Other debt securities	913,687	917,743

Total	$5,007,868	$5,161,027

	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
AT DECEMBER 31, 2003:

U.S. government securities	$22,393	$24,292
Mortgage-backed securities	1,148,452	1,191,817
Securities of public utilities	352,998	365,150
Corporate bonds and notes	2,590,254	2,697,142
Redeemable preferred stocks	21,515	22,175
Other debt securities	1,215,571	1,205,224

Total	$5,351,183	$5,505,800

At December 31, 2004, bonds, notes and redeemable preferred stocks included $386,426,000 that were not rated investment grade. These non-investment-grade securities are comprised of bonds spanning 10 industries with 19%, 16%, 16% and 10% concentrated in telecommunications, utilities, financial institutions and noncyclical consumer products industries, respectively. No other industry concentration constituted more than 10% of these assets.

At December 31, 2004, mortgage loans were collateralized by properties located in 30 states, with loans totaling approximately 27%, 11% and 10% of the aggregate carrying value of the portfolio secured by properties located in California, Michigan and Massachusetts, respectively. No more than 10% of the portfolio was secured by properties in any other single state.

At December 31, 2004, the carrying value, which approximates its estimated fair value, of all investments in default as to the payment of principal or interest totaled $40,051,000 of bonds.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	INVESTMENTS (Continued)

As a component of its asset and liability management strategy, the Company utilizes interest rate swap agreements to match assets more closely to liabilities. Interest rate swap agreements exchange interest rate payments of differing character (for example, variable-rate payments exchanged for fixed-rate payments) with a counterparty, based on an underlying principal balance (notional principal) to hedge against interest rate changes.

The Company typically utilizes swap agreements to create a hedge that effectively converts floating-rate assets and liabilities to fixed-rate instruments.

At December 31, 2004, $10,505,000 of bonds, at amortized cost, were on deposit with regulatory authorities in accordance with statutory requirements.

At December 31, 2004, no investments in any one entity or its affiliates exceeded 10% of the Company’s shareholder’s equity.

The amortized cost and estimated fair value of bonds, notes and redeemable preferred stocks by contractual maturity, as of December 31, 2004, follow:

	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
Due in one year or less	$278,939	$281,954
Due after one year through five years	2,076,145	2,138,574
Due after five years through ten years	1,299,345	1,339,499
Due after ten years	427,165	444,433
Mortgage-backed securities	926,274	956,567

Total	$5,007,868	$5,161,027

Actual maturities of bonds, notes and redeemable preferred stocks may differ from those shown above due to prepayments and redemptions.

Gross unrealized gains and losses on bonds, notes and redeemable preferred stocks by major category follow:

	Gross	Gross
	Unrealized	Unrealized
	Gains	Losses

	(in thousands)
AT DECEMBER 31, 2004:

U.S. government securities	$1,857	$—
Mortgage-backed securities	32,678	(2,385)
Securities of public utilities	11,418	(761)
Corporate bonds and notes	118,069	(13,183)
Redeemable preferred stocks	1,410	—
Other debt securities	14,871	(10,815)

Total	$180,303	$(27,144)

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	INVESTMENTS (Continued)

	Gross	Gross
	Unrealized	Unrealized
	Gains	Losses

	(in thousands)
AT DECEMBER 31, 2003:

U.S. government securities	$1,898	$—
Mortgage-backed securities	46,346	(2,980)
Securities of public utilities	13,467	(1,315)
Corporate bonds and notes	127,996	(21,108)
Redeemable preferred stocks	660	—
Other debt securities	24,366	(34,713)

Total	$214,733	$(60,116)

Gross unrealized gains on equity securities aggregated $26,000 at December 31, 2004 and $112,000 at December 31, 2003. There were no unrealized losses on equity securities at December 31, 2004 and gross unrealized losses on equity securities aggregated $20,000 at December 31, 2003.

The following tables summarize the Company’s gross unrealized losses and estimated fair values on investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and 2003 (dollars in thousands).

	Less than 12 Months			12 Months or More			Total
		Unrealized			Unrealized			Unrealized
	Fair Value	Loss	Items	Fair Value	Loss	Items	Fair Value	Loss	Items
December 31, 2004
Mortgage-backed securities	$125,589	$(1,282)	23	$40,275	$(1,103)	9	$165,864	$(2,385)	32
Securities of public utilities	46,249	(761)	9	0	0	0	46,249	(761)	9
Corporate bonds and notes	487,923	(7,418)	86	87,194	(5,765)	15	575,117	(13,183)	101

Other debt securities	207,378	(4,062)	36	79,782	(6,753)	12	287,160	(10,815)	48

Total	$867,139	$(13,523)	154	$207,251	$(13,621)	36	$1,074,390	$(27,144)	190

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	INVESTMENTS (Continued)

	Less than 12 Months			12 Months or More			Total
		Unrealized			Unrealized			Unrealized
	Fair Value	Loss	Items	Fair Value	Loss	Items	Fair Value	Loss	Items
December 31, 2003
Mortgage-backed securities	$180,559	$(2,882)	49	$13,080	$(98)	6	$193,639	$(2,980)	55
Securities of public utilities	67,626	(1,315)	8	—	—	—	67,626	(1,315)	8
Corporate bonds and notes	276,373	(17,086)	54	30,383	(4,022)	5	306,756	(21,108)	59

Other debt securities	302,230	(33,951)	54	41,523	(762)	5	343,753	(34,713)	59

Total	$826,788	$(55,234)	165	$84,986	$(4,882)	16	$911,774	$(60,116)	181

     Realized investment gains and losses on sales of investments are as follows:

	Years ended December 31,
	2004	2003	2002

	(in thousands)
BONDS, NOTES AND REDEEMABLE PREFERRED STOCKS:
Realized gains	$12,240	$30,896	$25,013
Realized losses	(12,623)	(11,818)	(32,865)

COMMON STOCKS:
Realized gains	5	561	—
Realized losses	(247)	(117)	(169)

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	INVESTMENTS (Continued)

The sources and related amounts of investment income are as follows:

	Years ended December 31,
	2004	2003	2002

	(in thousands)
Short-term investments	$2,483	$1,363	$5,447
Bonds, notes and redeemable preferred stocks	293,258	321,493	305,480
Mortgage loans	50,825	53,951	55,417
Partnerships	417	(478)	12,344
Policy loans	17,130	15,925	18,796
Real estate	(202)	(331)	(276)
Other invested assets	2,149	13,308	(7,496)
Less: investment expenses	(2,466)	(2,308)	(2,357)

Total investment income	$363,594	$402,923	$387,355

     Investment income was attributable to the following products:

	Years ended December 31,
	2004	2003	2002

	(in thousands)
Fixed annuity contracts	$34,135	$37,762	$41,856
Variable annuity contracts	222,660	239,863	201,766
Guaranteed investment contracts	13,191	20,660	28,056
Universal life insurance contracts	92,645	100,019	105,878
Asset management	963	4,619	9,799

Total	$363,594	$402,923	$387,355

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following estimated fair value disclosures are limited to reasonable estimates of the fair value of only the Company’s financial instruments. The disclosures do not address the value of the Company’s recognized and unrecognized non-financial assets (including its real estate investments and other invested assets except for partnerships) and liabilities or the value of anticipated future business. The Company does not plan to sell most of its assets or settle most of its liabilities at these estimated fair values.

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

BONDS, NOTES AND REDEEMABLE PREFERRED STOCKS: Fair value is based principally on independent pricing services, broker quotes and other independent information. For securities that do not have readily determinable market prices, the fair value is estimated with internally prepared valuations (including those based on estimates of future profitability). Otherwise, the most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible is used to estimate the fair value of those securities.

MORTGAGE LOANS: Fair values are primarily determined by discounting future cash flows to the present at current market rates, using expected prepayment rates.

POLICY LOANS: Carrying value is considered a reasonable estimate of fair value.

MUTUAL FUNDS: Fair value is considered to be the market value of the underlying securities.

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

RESERVES FOR FIXED ANNUITY AND FIXED ACCOUNTS OF VARIABLE ANNUITY CONTRACTS: Deferred annuity contracts are assigned a fair value equal to current net surrender value. Annuitized contracts are valued based on the present value of future cash flows at current pricing rates.

RESERVES FOR GUARANTEED INVESTMENT CONTRACTS: Fair value is based on the present value of future cash flows at current pricing rates.

SECURITIES LENDING COLLATERAL/PAYABLE: Carrying value is considered to be a reasonable estimate of fair value.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

VARIABLE ANNUITY LIABILITIES RELATED TO SEPARATE ACCOUNTS: Variable annuity liabilities are carried at the market value of the underlying securities of the variable annuity assets held in separate accounts.

SUBORDINATED NOTES TO/FROM AFFILIATES: Fair value is estimated based on the quoted market prices for similar issues.

The estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003 compared with their respective carrying values, are as follows:

	Carrying	Fair
	Value	Value
	(in thousands)
DECEMBER 31, 2004:

ASSETS:
Cash and short-term investments	$201,117	$201,117
Bonds, notes and redeemable preferred stocks	5,161,027	5,161,027
Mortgage loans	624,179	657,828
Policy loans	185,958	185,958
Mutual funds	6,131	6,131
Common stocks	4,902	4,902
Partnerships	1,084	1,084
Securities lending collateral	883,792	883,792
Put options hedging guaranteed benefits	37,705	37,705
Variable annuity assets held in separate accounts	22,612,451	22,612,451

LIABILITIES:
Reserves for fixed annuity and fixed accounts of variable annuity contracts	$3,948,158	$3,943,265
Reserves for guaranteed investment contracts	215,331	219,230
Securities lending payable	883,792	883,792
Variable annuity liabilities related to separate accounts	22,612,451	22,612,451

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Carrying	Fair
	Value	Value
	(in thousands)

DECEMBER 31, 2003:

ASSETS:
Cash and short-term investments	$133,105	$133,105
Bonds, notes and redeemable preferred stocks	5,505,800	5,505,800
Mortgage loans	716,846	774,758
Policy loans	200,232	200,232
Mutual funds	21,159	21,159
Common stocks	727	727
Partnerships	1,312	1,685
Securities lending collateral	514,145	514,145
Put options hedging guaranteed benefits	9,141	9,141
Variable annuity assets held in separate accounts	19,178,796	19,178,796

LIABILITIES:
Reserves for fixed annuity and fixed accounts of variable annuity contracts	$4,274,329	$4,225,329
Reserves for guaranteed investment contracts	218,032	223,553
Securities lending payable	514,145	514,145
Variable annuity liabilities related to separate accounts	19,178,796	19,178,796
Subordinated note payable to affiliate	40,960	40,960

5.	DEFERRED ACQUISITION COSTS

The following table summarizes the activity in deferred acquisition costs:

	Years Ended December 31,
	2004	2003

	(in thousands)

Balance at beginning of year	$1,268,621	$1,224,101
Acquisition costs deferred	246,033	212,250
Effect of net unrealized gains (losses) on securities	267	(30,600)
Amortization charged to income	(126,142)	(137,130)
Cumulative effect of SOP 03-1	(39,690)	—

Balance at end of year	$1,349,089	$1,268,621

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	OTHER DEFERRED EXPENSES

The annuity operations defer enhanced crediting rates or bonus payments to contract holders on certain of its products (“Bonus Payments”). The asset management operations defer distribution costs that are directly related to the sale of mutual funds that have a 12b-1 distribution plan and/or contingent deferred sales charge feature. The following table summarizes the activity in these deferred expenses:

	Bonus	Distribution
	Payments	Costs	Total
	(in thousands)
YEAR ENDED DECEMBER 31, 2004

Balance at beginning of year	$155,695	$81,011	$236,707
Expenses deferred	36,732	26,175	62,906
Effect of net unrealized gains (losses) on securities	33	—	33
Amortization charged in income	(10,357)	(31,508)	(41,865)

Balance at end of year	$182,103	$75,678	$257,781

YEAR ENDED DECEMBER 31, 2003

Balance at beginning of year	$140,647	$72,053	$212,700
Expenses deferred	38,224	31,934	70,159
Effect of net unrealized gains (losses) on securities	(3,400)	—	(3,400)
Amortization charged in income	(19,776)	(22,976)	(42,752)

Balance at end of year	$155,695	$81,011	$236,707

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	GUARANTEED BENEFITS

The Company issues variable annuity contracts for which the investment risk is generally borne by the contract holder, except with respect to amounts invested in the Fixed Options. For many of the Company’s variable annuity contracts, the Company offers contractual guarantees in the event of death, at specified dates during the accumulation period, upon certain withdrawals or at annuitization. Such benefits are referred to as GMDB, GMAV, GMWB and guaranteed minimum income benefits (“GMIB”), respectively. The Company also issues certain variable annuity products that offer an optional earnings enhancement benefit (“EEB”) feature that provides an additional death benefit amount equal to a fixed percentage of earnings in the contract, subject to certain maximums.

The assets supporting the variable portion of variable annuity contracts are carried at fair value and reported as summary total “variable annuity assets held in separate accounts” with an equivalent summary total reported for liabilities. Amounts assessed against the contract holders for mortality, administrative, other services and certain features are included in variable annuity policy fees, net of reinsurance, in the consolidated statement of income and comprehensive income. Changes in liabilities for minimum guarantees are included in guaranteed benefits, net of reinsurance, in the consolidated statement of income and comprehensive income. Separate account net investment income, net investment gains and losses and the related liability charges are offset within the same line item in the consolidated statement of income and comprehensive income.

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

EEB is a feature the Company offers on certain variable annuity products. For contract holders who elect the feature, the EEB provides an additional death benefit amount equal to a fixed percentage of earnings in the contract, subject to certain maximums. The Company bears the risk that account values following favorable performance of the financial markets will result in greater EEB death claims and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided.

If available and elected by the contract holder, GMIB provides a minimum fixed annuity payment guarantee after a seven, nine or ten-year waiting period. As there is a waiting period to annuitize using the GMIB, there are no policies eligible to receive this benefit at December 31, 2004. The GMIB liability is determined each period end by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to guaranteed benefits, net of reinsurance recoveries, if actual experience or other evidence suggests that earlier assumptions should be revised.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	GUARANTEED BENEFITS (Continued)

GMAV is a feature offered on certain variable annuity products. If available and elected by the contract holder at the time of contract issuance, GMAV guarantees that the account value under the contract will at least equal the amount of deposits invested during the first ninety days, adjusted for any subsequent withdrawals, at the end of a ten-year waiting period. The Company purchases put options on the S&P 500 index to partially offset this risk. GMAVs are considered to be derivatives under FAS 133, and are recognized at fair value in the consolidated balance sheet and through investment income in the consolidated statement of income and comprehensive income.

GMWB is a feature offered on certain variable annuity products. If available and elected by the contract holder at the time of contract issuance, this feature provides a guaranteed annual withdrawal stream, regardless of market performance, equal to deposits invested during the first ninety days adjusted for any subsequent withdrawals (“Eligible Premium”). These guaranteed annual withdrawals of up to 10% of Eligible Premium are available after either a three-year or a five-year waiting period as elected by the contract holder at time of contract issuance, without reducing the future amounts guaranteed. If no withdrawals have been made during the waiting period of three or five years, the contract holder will realize an additional 10% or 20%, respectively, of Eligible Premium after all other amounts guaranteed under this benefit have been paid. GMWBs are considered to be derivatives under FAS 133 and are recognized at fair value in the consolidated balance sheet and through investment income in the consolidated statement of income and comprehensive income.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	GUARANTEED BENEFITS (Continued)

Details concerning the Company’s guaranteed benefit exposures as of December 31, 2004 are as follows:

		Highest Specified
		Anniversary
	Return of Net	Account Value
	Deposits Plus a	Minus Withdrawals
	Minimum Return	Post Anniversary
	(dollars in millions)
In the event of death (GMDB and EEB):
Account value	$12,883	$12,890
Net amount at risk (a)	$933	$1,137
Average attained age of contract holders	67	64
Range of guaranteed minimum return rates	0%-5%	0%

At annuitization (GMIB):
Account value	$6,942
Net amount at risk (b)	$3
Weighted average period remaining until earliest annuitization	3.8 Years
Range of guaranteed minimum return rates	0%-6.5%

Accumulation at specified date (GMAV):
Account value	$1,533
Net amount at risk (c)	$—
Weighted average period remaining until guaranteed payment	9.0 Years

Annual withdrawals at specified date (GMWB):
Account value	$294
Net amount at risk (d)	$—
Weighted average period remaining until expected payout	13.9 Years

(a)	Net amount at risk represents the guaranteed benefit exposure in excess of the current account value, net of reinsurance, if all contract holders died at the same balance sheet date. The net amount at risk does not take into account the effect of caps and deductibles from the various reinsurance treaties.

(b)	Net amount at risk represents the present value of the expected annuitization payments at the expected annuitization dates in excess of the present value of the expected account value at the expected annuitization dates, net of reinsurance.

(c)	Net amount at risk represents the guaranteed benefit exposure in excess of the current account value, if all contract holders reached the specified date at the same balance sheet date.

(d)	Net amount at risk represents the guaranteed benefit exposure in excess of the current account value if all contract holders exercise the maximum withdrawal benefits at the same balance sheet date. If no withdrawals have been made during the waiting period of 3 or 5 years, the contract holder will realize an additional 10% or 20% of Eligible Premium, respectively, after all other amounts guaranteed under this benefit have been paid. The additional 10% or 20% enhancement increases the net amount at risk by $26.3 million and is payable no sooner than 13 or 15 years from contract issuance for the 3 or 5 year waiting periods, respectively.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	GUARANTEED BENEFITS (Continued)

The following summarizes the reserve for guaranteed benefits, net of reinsurance, on variable contracts reflected in the general account:

(in thousands)
Balance at January 1, 2004 before reinsurance (e)	$92,873
Guaranteed benefits incurred	61,472
Guaranteed benefits paid	(49,947)

Balance at December 31, 2004 before reinsurance	104,398
Less reinsurance	(27,449)

Balance at December 31, 2004, net of reinsurance	$76,949

(e)	Includes amounts from the one-time cumulative accounting change resulting from the adoption of SOP 03-1.

The following assumptions and methodology were used to determine the reserve for guaranteed benefits at December 31, 2004:

•	Data used was 5,000 stochastically generated investment performance scenarios.

•	Mean investment performance assumption was 10%.

•	Volatility assumption was 16%.

•	Mortality was assumed to be 64% of the 75-80 ALB table.

•	Lapse rates vary by contract type and duration and range from 0% to 40%.

•	The discount rate was approximately 8%.

8.	REINSURANCE

Reinsurance contracts do not relieve the Company from its obligations to contract holders. The Company could become liable for all obligations of the reinsured policies if the reinsurers were to become unable to meet the obligations assumed under the respective reinsurance agreements. The Company monitors its credit exposure with respect to these agreements. However, due to the high credit ratings of the reinsurers, such risks are considered to be minimal. The Company has no reinsurance recoverable or related concentration of credit risk greater than 10% of shareholder’s equity.

Variable policy fees are net of reinsurance premiums of $28,604,000, $30,795,000 and $22,500,000 in 2004, 2003 and 2002, respectively. Universal life insurance fees are net of reinsurance premiums of $34,311,000, $33,710,000 and $34,098,000 in 2004, 2003 and 2002, respectively.

The Company has a reinsurance treaty under which the Company retains no more than $100,000 of risk on any one insured life in order to limit the exposure to loss on any single insured. Reinsurance recoveries recognized as a reduction of claims on universal life insurance contracts amounted to $34,163,000, $34,036,000 and $29,171,000 in 2004, 2003 and 2002, respectively. Guaranteed benefits were reduced by reinsurance recoveries of $2,716,000, $8,042,000 and $8,362,000 in 2004, 2003 and 2002, respectively.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	COMMITMENTS AND CONTINGENT LIABILITIES

The Company has six agreements outstanding in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. In addition, the Company guarantees the payment of these securities upon redemption. The maximum liability under these guarantees at December 31, 2004 is $195,442,000. These commitments have contractual maturity dates in 2005. Related to each of these agreements are participation agreements with the Parent under which the Parent will share in $62,590,000 of these liabilities in exchange for a proportionate percentage of the fees received under these agreements. The Internal Revenue Service has completed its examinations into the transactions underlying these commitments, including the Company’s role in the transactions. The examination did not result in a material loss to the Company.

At December 31, 2004, the Company has commitments to purchase a total of approximately $10,000,000 of asset- backed securities in the ordinary course of business. The expiration dates of these commitments are as follows: $2,000,000 in 2005 and $8,000,000 in 2007.

Various federal, state and other regulatory agencies are reviewing certain transactions and practices of the Company and its subsidiaries in connection with industry-wide and other inquiries. In the opinion of the Company’s management, based on the current status of these inquiries, it is not likely that any of these inquiries will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows of the Company.

Various lawsuits against the Company and its subsidiaries have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and regulatory and other matters are not considered material in relation to the consolidated financial position, results of operations or cash flows of the Company.

On April 5, 2004, a purported class action captioned Nitika Mehta, as Trustee of the N.D. Mehta Living Trust vs. AIG SunAmerica Life Assurance Company, Case 04L0199, was filed in the Circuit Court, Twentieth Judicial District in St. Clair County, Illinois. The lawsuit alleges certain improprieties in conjunction with alleged market timing activities. The probability of any particular outcome cannot be reasonably estimated at this time. The Company cannot estimate a range because the litigation has not progressed beyond the preliminary stage.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	SHAREHOLDER’S EQUITY

The Company is authorized to issue 4,000 shares of its $1,000 par value Common Stock. At December 31, 2004 and 2003, 3,511 shares were outstanding.

Changes in shareholder’s equity are as follows:

	Years ended December 31,
	2004	2003	2002

	(in thousands)
ADDITIONAL PAID-IN CAPITAL:
Beginning balances	$709,246	$709,246	$509,246
Capital contributions by Parent	49,100	—	200,000

Ending balances	$758,346	$709,246	$709,246

RETAINED EARNINGS:
Beginning balances	$828,423	$730,321	$669,103
Net income	142,502	93,530	31,689
Dividends paid to Parent	(2,500)	(12,187)	(10,000)
Adjustment for tax benefit of distributed subsidiary	287	16,759	39,529
Tax effect on a distribution of investment	(49,100)	—	—

Ending balances	919,612	$828,423	$730,321

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Beginning balances	$72,610	$16,504	$(29,272)
Change in net unrealized gains (losses) on debt securities available for sale	(1,459)	118,725	98,718
Change in net unrealized gains (losses) on equity securities available for sale	(65)	1,594	(1,075)
Change in net unrealized gains on foreign currency	1,170	—	—
Change in adjustment to deferred acquisition costs and other deferred expenses	300	(34,000)	(25,000)
Net change related to cash flow hedges	—	—	(2,218)
Tax effects of net changes	19	(30,213)	(24,649)

Ending balances	$72,575	$72,610	$16,504

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	SHAREHOLDER’S EQUITY (Continued)

Gross unrealized gains (losses) on fixed maturity and equity securities included in accumulated other comprehensive income are as follows:

	December 31,	December 31,
	2004	2003

	(in thousands)

Gross unrealized gains	$180,329	$214,845
Gross unrealized losses	(27,144)	(60,136)
Unrealized gain on foreign currency	1,170	—
Adjustment to DAC and other deferred expenses	(42,700)	(43,000)
Deferred income taxes	(39,080)	(39,099)

Accumulated other comprehensive income	$72,575	$72,610

On October 30, 2002, the Company received a capital contribution of $200,000,000 in cash from the Parent.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	SHAREHOLDER’S EQUITY (Continued)

Dividends that the Company may pay to its shareholder in any year without prior approval of the Arizona Department of Insurance are limited by statute. The maximum amount of dividends which can be paid to shareholders of insurance companies domiciled in the state of Arizona without obtaining the prior approval of the Insurance Commissioner is limited to the lesser of either 10% of the preceding year’s statutory surplus or the preceding year’s statutory net gain from operations if, after paying the dividend, the Company’s capital and surplus would be adequate in the opinion of the Arizona Department of Insurance. Accordingly, the maximum amount of dividends that can be paid to the shareholder in the year 2005 without obtaining prior approval is $83,649,000. Dividends of $2,500,000 were paid in 2004. Prior to the capital contribution of SAAMCo to the Company, SAAMCo paid dividends to its parent, SunAmerica Life Insurance Company, of $12,187,000 and $10,000,000 in 2003 and 2002, respectively.

Under statutory accounting principles utilized in filings with insurance regulatory authorities, the Company’s net income totaled $99,288,000 for the year ended December 31, 2004, net income of $89,071,000 and net loss of $180,737,000 for the years ended December 31, 2003 and 2002, respectively. The Company’s statutory capital and surplus totaled $840,001,000 at December 31, 2004 and $602,348,000 at December 31, 2003.

11.	INCOME TAXES

The components of the provisions for income taxes on pretax income consist of the following:

	Years ended December 31,
	2004	2003	2002

	(in thousands)

Current expense (benefit)	$(42,927)	$127,655	$(105,369)
Deferred expense (benefit)	49,337	(97,408)	105,529

Total income tax expense	$6,410	$30,247	$160

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	INCOME TAXES (Continued)

Income taxes computed at the United States federal income tax rate of 35% and income tax expenses reflected in statement of income and comprehensive income provided differ as follows:

	Years ended December 31,
	2004	2003	2002

	(in thousands)

Amount computed at statutory rate	$74,025	$43,322	$11,147
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	4,020	2,273	(567)
Dividends received deduction	(19,058)	(15,920)	(10,117)
Tax credits	(4,000)	—	—
Adjustment to prior year tax liability (a)	(39,730)	—	—
Other, net	(8,847)	572	(303)

Total income tax expense	$6,410	$30,247	$160

(a)	In 2004, the Company revised its estimate of tax contingency amount for prior year based on additional information that became available.

Under prior federal income tax law, one-half of the excess of a life insurance company’s income from operations over its taxable investment income was not taxed, but was set aside in a special tax account designated as “policyholders’ surplus”. At December 31, 2004, the Company had approximately $14,300,000 of policyholders’ surplus on which no deferred tax liability has been recognized, as federal income taxes are not required unless this amount is distributed as a dividend or recognized under other specified conditions. The American Jobs Creation Act of 2004 modified federal income tax law to allow life insurance companies to distribute amounts from policyholders’ surplus during 2005 and 2006 without incurring federal income tax on the distributions. The Company eliminated its policyholders’ surplus balance in January 2005.

At December 31, 2004, the Company had net operating carryforwards, capital loss carryforwards and tax credit carryforwards for Federal income tax purposes of $15,515,000, $63,774,000 and $44,604,000, respectively, arising from affordable housing investments no longer owned by SAAMCo. Such carryforwards expire in 2018, 2006 to 2008 and 2018, respectively.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The significant components of the liability for deferred income taxes are as follows:

	December 31,	December 31,
	2004	2003

	(in thousands)

DEFERRED TAX LIABILITIES:

Deferred acquisition costs and other deferred expenses	$432,868	$473,387
State income taxes	10,283	5,744
Other liabilities	15,629	350
Net unrealized gains on debt and equity securities available for sale	39,080	39,098

Total deferred tax liabilities	497,860	518,579

DEFERRED TAX ASSETS:

Investments	(28,915)	(25,213)
Contract holder reserves	(122,691)	(158,112)
Guaranty fund assessments	(3,402)	(3,408)
Deferred income	(5,604)	(3,801)
Other assets	(1,068)	(7,446)
Net operating loss carryforward	(5,430)	—
Capital loss carryforward	(22,321)	(20,565)
Low income housing credit carryforward	(44,604)	(36,600)
Partnership income/loss	(6,293)	(20,878)

Total deferred tax assets	(240,328)	(276,023)

Deferred income taxes	$257,532	$242,556

The Company has concluded that the deferred tax asset will be fully realized and no valuation allowance is necessary.

12.	RELATED-PARTY MATTERS

As of December 31, 2004, subordinated notes payable to affiliates were paid off except for accrued interest totaling $460,000 which is included in other liabilities on the consolidated balance sheet.

On February 15, 2004, the Company entered into a short-term financing arrangement with the Parent whereby the Company has the right to borrow up to $500,000,000 from the Parent and vice versa. Any advances made under this arrangement must be repaid within 30 days. There were no balances outstanding under this agreement at December 31, 2004.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	RELATED-PARTY MATTERS (Continued)

On February 15, 2004, the Company entered into a short-term financing arrangement with its affiliate, First SunAmerica Life Insurance Company (“FSA”), whereby the Company has the right to borrow up to $15,000,000 from FSA and vice versa. Any advances made under this arrangement must be repaid within 30 days. There were no balances outstanding under this agreement at December 31, 2004.

On December 19, 2001, the Company entered into a short-term financing arrangement with AIGRS whereby AIGRS has the right to borrow up to $500,000,000. Any advances made under this arrangement must be repaid within 30 days. There were no balances outstanding under this agreement at December 31, 2004.

On December 19, 2001, the Company entered into a short-term financing arrangement with SunAmerica Investments, Inc. (“SAII”), whereby SAII has the right to borrow up to $500,000,000 from the Company. Any advances made under this agreement must be repaid within 30 days. There were no balances outstanding under this agreement at December 31, 2004.

On September 26, 2001, the Company entered into a short-term financing arrangement with AIGRS. Under the terms of this agreement, the Company has immediate access of up to $500,000,000. Any advances made under this arrangement must be repaid within 30 days. There were no balances outstanding under this agreement at December 31, 2004.

On September 26, 2001, the Company entered into a short-term financing arrangement with SAII, whereby the Company has the right to borrow up to $500,000,000. Any advances made under this agreement must be repaid within 30 days. At December 31, 2004 and 2003, the Company owed $0 and $14,000,000, respectively, under this agreement, which was included in due to affiliates.

On October 31, 2003, the Company became a party to an existing credit agreement under which the Company agreed to make loans to AIG in an aggregate amount of up to $60,000,000. This commitment expires on October 28, 2005. There were no balances outstanding under this agreement at December 31, 2004.

For the years ended December 31, 2004, 2003 and 2002, the Company paid commissions totaling $60,674,000, $51,716,000 and $59,058,000, respectively, to nine affiliated broker-dealers: Royal Alliance Associates, Inc.; SunAmerica Securities, Inc.; Advantage Capital Corporation; FSC Services Corporation; Sentra Securities Corporation; Spelman & Co., Inc.; VALIC Financial Advisors; American General Equity Securities Corporation and American General Securities Inc. These affiliated broker-dealers distribute a significant portion of the Company’s variable annuity products amounting to approximately 23%, 24% and 31% of deposits for each of the respective years. Of the Company’s mutual fund sales, approximately 25%, 23% and 28% were distributed by these affiliated broker-dealers for the years ended December 31, 2004, 2003 and 2002, respectively.

On February 1, 2004, SAAMCo entered into an administrative services agreement with FSA whereby SAAMCo will pay to FSA a fee based on a percentage of all assets invested through FSA’s variable annuity products in exchange for services performed. SAAMCo is the investment advisor for certain trusts that serve as investment options for FSA’s variable annuity products. Amounts incurred by the Company under this agreement totaled $1,537,000 in 2004 and are included in the Company’s consolidated statement of income and comprehensive income. A fee of $150,000, $1,620,000 and $1,777,000 was paid under a different agreement in 2004, 2003 and 2002, respectively.

On October 1, 2001, SAAMCo entered into two administrative services agreements with business trusts established by its affiliate, The Variable Annuity Life Insurance Company (“VALIC”), whereby the trust pays to SAAMCo a fee based on a percentage of average daily net assets invested through VALIC’s annuity products in exchange for services performed. Amounts earned by SAAMCo under this agreement totaled $9,074,000, $7,587,000 and $7,614,000 in 2004, 2003 and 2002, respectively, and are net of certain administrative costs incurred by VALIC of

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	RELATED-PARTY MATTERS (Continued)

$2,593,000, $2,168,000 and $2,175,000, respectively. The net amounts earned by SAAMCo are included in other fees in the consolidated statement of income and comprehensive income.

The Company has a support agreement in effect between the Company and AIG (the “Support Agreement”), pursuant to which AIG has agreed that AIG will cause the Company to maintain a policyholder’s surplus of not less than $1,000,000 or such greater amount as shall be sufficient to enable the Company to perform its obligations under any policy issued by it. The Support Agreement also provides that if the Company needs funds not otherwise available to it to make timely payment of its obligations under policies issued by it, AIG will provide such funds at the request of the Company. The Support Agreement is not a direct or indirect guarantee by AIG to any person of any obligations of the Company. AIG may terminate the Support Agreement with respect to outstanding obligations of the Company only under circumstances where the Company attains, without the benefit of the Support Agreement, a financial strength rating equivalent to that held by the Company with the benefit of the Support Agreement. Contract holders have the right to cause the Company to enforce its rights against AIG and, if the Company fails or refuses to take timely action to enforce the Support Agreement or if the Company defaults in any claim or payment owed to such contract holder when due, have the right to enforce the Support Agreement directly against AIG.

The Company’s insurance policy obligations are guaranteed by American Home Assurance Company (“American Home”), a subsidiary of AIG, and a member of an AIG intercompany pool. This guarantee is unconditional and irrevocable, and the Company’s contract holders have the right to enforce the guarantee directly against American Home. While American Home does not publish financial statements, it does file statutory annual and quarterly reports with the New York State Insurance Department, where such reports are available to the public. AIG is a reporting company under the Securities Exchange Act of 1934, and publishes annual reports on Form 10-K and quarterly reports on Form 10-Q, which are available from the Securities and Exchange Commission.

The Company’s ultimate parent, AIG, has announced that it has delayed filing its Annual Report on Form 10-K for the year ended December 31, 2004 to allow AIG’s Board of Directors and new management adequate time to complete an extensive review of AIG’s books and records. The review includes issues arising from pending investigations into non-traditional insurance products and certain assumed reinsurance transactions by the Office of the Attorney General for the State of New York and the SEC and from AIG’s decision to review the accounting treatment of certain additional items. Circumstances affecting AIG can have an impact on the Company. For example, the recent downgrades and ratings actions taken by the major rating agencies with respect to AIG, resulted in corresponding downgrades and ratings actions being taken with respect to the Company’s ratings. Accordingly, we can give no assurance that any further changes in circumstances for AIG will not impact us. While the outcome of this investigation is not determinable at this time, management believes that the ultimate outcome will not have a material adverse effect on Company operating results, cash flows or financial position.

Pursuant to a cost allocation agreement, the Company purchases administrative, investment management, accounting, legal, marketing and data processing services from its Parent, AIGRS and AIG. The allocation of such costs for investment management services is based on the level of assets under management. The allocation of costs for other services is based on estimated levels of usage, transactions or time incurred in providing the respective services. Amounts paid for such services totaled $148,554,000 for the year ended December 31, 2004, $126,531,000 for the year ended December 31, 2003 and $119,981,000 for the year ended December 31, 2002. The component of such costs that relate to the production or acquisition of new business during these periods amounted to $60,183,000, $48,733,000 and $49,004,000 respectively, and is deferred and amortized as part of deferred acquisition costs. The other components of such costs are included in general and administrative expenses in the consolidated statement of income and comprehensive income.

The majority of the Company’s invested assets are managed by an affiliate of the Company. The investment management fees incurred were $3,712,000, $3,838,000 and $3,408,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company incurred $1,113,000, $500,000 and $790,000 of management fees to an affiliate of the Company to administer its securities lending program for the years ended December 31, 2004, 2003 and 2002, respectively (see Note 2).

In December 2003, the Company purchased an affiliated bond with a carrying value of $37,129,000. At December 31, 2004, the affiliated bond has a market value of $34,630,000.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	BUSINESS SEGMENTS

The Company conducts its business through two business segments, annuity operations and asset management operations. Annuity operations consists of the sale and administration of deposit-type insurance contracts, including fixed and variable annuity contracts, universal life insurance contracts and GICs. Asset management operations, which includes the managing, distributing and administering a diversified family of mutual funds, managing certain subaccounts offered within the Company’s variable annuity products and providing professional management of individual, corporate and pension plan portfolios, is conducted by SAAMCo and its subsidiary and distributor, SACS, and its subsidiary and servicing administrator, SFS. Following is selected information pertaining to the Company’s business segments.

		Asset
	Annuity	Management
	Operations	Operations	Total

	(in thousands)

YEAR ENDED DECEMBER 31, 2004:

REVENUES:
Fee income:
Variable annuity policy fees, net of reinsurance	$369,141	$—	$369,141
Asset management fees	—	89,569	89,569
Universal life insurance policy fees, net of reinsurance	33,899	—	33,899
Surrender charges	26,219	—	26,219
Other fees	—	15,753	15,753

Total fee income	429,259	105,322	534,581

Investment income	362,631	963	363,594
Net realized investment gains (losses)	(24,100)	293	(23,807)

Total revenues	767,790	106,578	874,368

BENEFITS AND EXPENSES:
Interest expense	220,668	2,081	222,749
Amortization of bonus interest	10,357	—	10,357
General and administrative expenses	93,188	38,424	131,612
Amortization of deferred acquisition costs and other deferred expenses	126,142	31,508	157,650
Annual commissions	64,323	—	64,323
Claims on universal life contracts, net of reinsurance recoveries	17,420	—	17,420
Guaranteed benefits, net of reinsurance recoveries	58,756	—	58,756

Total benefits and expenses	590,854	72,013	662,867

Pretax income before cumulative effect of accounting change	$176,936	$34,565	$211,501

Total assets	$31,323,462	$217,155	$31,540,617

Expenditures for long-lived assets	$—	$132	$132

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	BUSINESS SEGMENTS (Continued)

		Asset
	Annuity	Management
	Operations	Operations	Total

	(in thousands)

YEAR ENDED DECEMBER 31, 2003:

REVENUES:
Fee income:
Variable annuity policy fees, net of reinsurance	$281,359	$—	$281,359
Asset management fees	—	66,663	66,663
Universal life insurance policy fees, net of reinsurance	35,816	—	35,816
Surrender charges	27,733	—	27,733
Other fees	—	15,520	15,520

Total fee income	344,908	82,183	427,091

Investment income	398,304	4,619	402,923
Net realized investment losses	(30,354)	—	(30,354)

Total revenues	712,858	86,802	799,660

BENEFITS AND EXPENSES:
Interest expense	237,585	2,628	240,213
Amortization of bonus interest	19,776	—	19,776
General and administrative expenses	83,013	36,080	119,093
Amortization of deferred acquisition costs and other deferred expenses	137,130	22,976	160,106
Annual commissions	55,661	—	55,661
Claims on universal life contracts, net of reinsurance recoveries	17,766	—	17,766
Guaranteed benefits, net of reinsurance recoveries	63,268	—	63,268

Total benefits and expenses	614,199	61,684	675,883

Pretax income before cumulative effect of accounting change	$98,659	$25,118	$123,777

Total assets	$27,781,457	$190,270	$27,971,727

Expenditures for long-lived assets	$—	$2,977	$2,977

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. BUSINESS SEGMENTS (Continued)

		Asset
	Annuity	Management
	Operations	Operations	Total

	(in thousands)

YEAR ENDED DECEMBER 31, 2002:

REVENUES:
Fee income:
Variable annuity policy fees, net of reinsurance	$286,919	$—	$286,919
Asset management fees	—	66,423	66,423
Universal life insurance policy fees, net of reinsurance	36,253	—	36,253
Surrender charges	32,507	—	32,507
Other fees	3,304	18,596	21,900

Total fee income	358,983	85,019	444,002

Investment income	377,556	9,799	387,355
Net realized investment losses	(65,811)	—	(65,811)

Total revenues	670,728	94,818	765,546

BENEFITS AND EXPENSES:
Interest expense	234,261	3,868	238,129
Amortization of bonus interest	16,277	—	16,277
General and administrative expenses	79,287	35,923	115,210
Amortization of deferred acquisition costs and other deferred expenses	171,583	50,901	222,484
Annual commissions	58,389	—	58,389
Claims on universal life contracts, net of reinsurance recoveries	15,716	—	15,716
Guaranteed benefits, net of reinsurance recoveries	67,492	—	67,492

Total benefits and expenses	643,005	90,692	733,697

Pretax income before cumulative effect of accounting change	$27,723	$4,126	$31,849

Total assets	$23,538,832	$214,157	$23,752,989

Expenditures for long-lived assets	$—	$7,297	$7,297