Form 10-Q
period 2005-03-31
AIG SUNAMERICA LIFE ASSURANCE CO
filed 2005-05-13
CIK 6342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 33-47472

AIG SUNAMERICA LIFE ASSURANCE COMPANY

Incorporated in Arizona	86-0198983
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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). Yes ☐ No ☑

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF MAY 13, 2005: 3,511

AIG SUNAMERICA LIFE ASSURANCE COMPANY

AIG SUNAMERICA LIFE ASSURANCE COMPANY

CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2005	2004

	(in thousands)
ASSETS

Investments and cash:
Cash and short-term investments	$363,187	$201,117
Bonds, notes and redeemable preferred stocks available for sale, at fair value (amortized cost: March 31, 2005, $4,846,125; December 31, 2004, $4,987,728)	4,912,725	5,139,477
Mortgage loans	638,870	624,179
Policy loans	180,801	185,958
Mutual funds	20,694	6,131
Common stocks available for sale, at fair value (cost: March 31, 2005, $25,015; December 31, 2004, $25,015)	27,513	26,452
Securities lending collateral	825,030	883,792
Other invested assets	38,191	58,880

Total investments and cash	7,007,011	7,125,986

Variable annuity assets held in separate accounts	22,291,190	22,612,451
Accrued investment income	74,371	73,769
Deferred acquisition costs	1,378,568	1,349,089
Other deferred expenses	257,920	257,781
Income taxes currently receivable from Parent	19,404	9,945
Goodwill	14,038	14,038
Other assets	52,317	52,956

TOTAL ASSETS	$31,094,819	$31,496,015

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED BALANCE SHEET (Continued)
(Unaudited)

	March 31,	December 31,
	2005	2004

	(in thousands)
LIABILITIES AND SHAREHOLDER’S EQUITY

Reserves, payables and accrued liabilities:
Reserves for fixed annuity and fixed accounts of variable annuity contracts	$3,860,908	$3,948,158
Reserves for universal life insurance contracts	1,517,159	1,535,905
Reserves for guaranteed investment contracts	216,052	215,331
Reserves for guaranteed benefits	77,182	76,949
Securities lending payable	825,030	883,792
Due to affiliates	19,621	21,655
Payable to brokers	118,922	—
Other liabilities	168,383	190,198

Total reserves, payables and accrued liabilities	6,803,257	6,871,988

Variable annuity liabilities related to separate accounts	22,291,190	22,612,451

Deferred income taxes	264,269	257,532

Total liabilities	29,358,716	29,741,971

Shareholder’s equity:
Common stock	3,511	3,511
Additional paid-in capital	760,990	758,346
Retained earnings	940,241	919,612
Accumulated other comprehensive income	31,361	72,575

Total shareholder’s equity	1,736,103	1,754,044

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$31,094,819	$31,496,015

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the three months ended March 31, 2005 and 2004
(Unaudited)

	2005	2004

	(in thousands)
REVENUES

Fee income:
Variable annuity policy fees, net of reinsurance	$102,605	$87,015
Asset management fees	20,733	22,097
Universal life insurance policy fees, net of reinsurance	8,558	9,192
Surrender charges	6,555	6,999
Other fees	3,718	3,621

Total fee income	142,169	128,924

Investment income	82,433	90,954
Net realized investment gains (losses)	17,687	(15,177)

Total revenues	242,289	204,701

BENEFITS AND EXPENSES
Interest expense:
Fixed annuity and fixed accounts of variable annuity contracts	31,831	35,236
Universal life insurance contracts	17,672	18,481
Guaranteed investment contracts	1,971	1,335
Subordinated notes payable to affiliates	—	560

Total interest expense	51,474	55,612
Amortization of bonus interest	3,209	1,938
Claims on universal life contracts, net of reinsurance recoveries	5,356	4,823
Guaranteed minimum death benefits, net of reinsurance recoveries	11,203	17,774
General and administrative expenses	33,690	36,224
Amortization of deferred acquisition costs and other deferred expenses	51,997	29,504
Annual commissions	18,353	15,014

Total benefits and expenses	175,282	160,889

PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	67,007	43,812

Income tax expense	19,275	12,196

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	47,732	31,616

Cumulative effect of accounting change, net of tax	—	(62,589)

NET INCOME (LOSS)	$47,732	$(30,973)

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
For the three months ended March 31, 2005 and 2004
(Unaudited)

	2005	2004

	(in thousands)
OTHER COMPREHENSIVE INCOME, NET OF TAX:

Net unrealized gains (losses) on debt and equity securities available for sale identified in the current period less related amortization of deferred acquisition costs and other deferred expenses	$(56,489)	$65,852

Less reclassification adjustment for net realized (gains) losses included in net income	(6,602)	7,414

Net unrealized losses on foreign currency	(316)	—

Income tax (expense) benefit	22,193	(25,643)

OTHER COMPREHENSIVE INCOME (LOSS)	(41,214)	47,623

COMPREHENSIVE INCOME	$6,518	$16,650

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended March 31, 2005 and 2004
(Unaudited)

	2005	2004

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$47,732	$(30,973)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	62,589
Interest credited to:
Fixed annuity and fixed accounts of variable annuity contracts	31,831	35,236
Universal life insurance contracts	17,672	18,481
Guaranteed investment contracts	1,971	1,335
Net realized investment (gains) losses	(17,687)	15,177
Amortization of net premium/accretion of net discount on investments	2,574	(235)
Amortization of deferred acquisition costs and other expenses	55,206	31,442
Acquisition costs deferred	(54,503)	(65,611)
Other expenses deferred	(8,821)	(10,614)
Provision for deferred income taxes	28,930	(12,055)
Change in:
Accrued investment income	(602)	(1,575)
Other assets	478	(13,189)
Income taxes currently payable to/receivable from Parent	(9,459)	59,718
Due from/to affiliates	(2,034)	(5,743)
Other liabilities	(11,184)	(14,619)
Other, net	(1,369)	4,725

NET CASH PROVIDED BY OPERATING ACTIVITIES	80,735	74,089

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds, notes and redeemable preferred stocks	(214,823)	(708,678)
Mortgage loans	(32,575)	—
Other investments, excluding short-term investments	(25,448)	(88)
Sales of:
Bonds, notes and redeemable preferred stocks	266,714	592,988
Other investments, excluding short-term investments	36,577	485
Redemptions and maturities of:
Bonds, notes and redeemable preferred stocks	207,365	224,361
Mortgage loans	18,120	17,469
Other investments, excluding short-term investments	5,243	5,237

NET CASH PROVIDED BY INVESTING ACTIVITIES	$261,173	$131,774

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
For the three months ended March 31, 2005 and 2004
(Unaudited)

	2005	2004

	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits received on:
Fixed annuity and fixed accounts of variable annuity contracts	$296,835	$372,567
Universal life insurance contracts	10,814	11,252
Net exchanges from the fixed accounts of variable annuity contracts	(260,709)	(386,957)
Withdrawal payments on:
Fixed annuity and fixed accounts of variable annuity contracts	(134,730)	(104,031)
Universal life insurance contracts	(17,233)	(17,414)
Guaranteed investment contracts	(1,250)	(5,583)
Claims and annuity payments, net of reinsurance, on:
Fixed annuity and fixed accounts of variable annuity contracts	(26,124)	(28,281)
Universal life insurance contracts	(22,441)	(31,097)
Net payment related to a modified coinsurance transaction	—	(4,738)
Dividend paid to Parent	(25,000)	(2,500)

NET CASH USED IN FINANCING ACTIVITIES	(179,838)	(196,782)

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS	162,070	9,081

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	201,117	133,105

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$363,187	$142,186

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid on indebtedness	$—	$560

Income taxes (received from) paid to Parent	$(196)	$47,424

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

These statements are unaudited. In the opinion of management, all adjustments consisting only of normal recurring accruals have been made for a fair statement of the results presented herein. Certain amounts have been reclassified in the 2004 financial statements to conform to their 2005 presentation. For further information, refer to the Annual Report on Form 10-K of AIG SunAmerica Life Assurance Company (the “Company”) for the year ended December 31, 2004.

2.	COMMITMENTS AND CONTINGENT LIABILITIES

The Company has six agreements outstanding in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. In addition, the Company guarantees the payment of these securities upon redemption. The maximum liability under these guarantees at March 31, 2005 is $195,442,000. The expiration dates of these commitments are as follows: $81,012,000 in the remainder of 2005 and $114,430,000 in 2006. Related to each of these agreements are participation agreements with SunAmerica Life Insurance Company, the Company’s immediate parent, (the “Parent”) under which the Parent will share in $62,590,000 of these liabilities in exchange for a proportionate percentage of the fees received under these agreements.

At March 31, 2005, the Company has a commitment to purchase a total of approximately $4,000,000 of asset-backed securities in the ordinary course of business. This commitment has a contractual maturity date in 2006.

A purported class action captioned Nitika Mehta, as Trustee of the N.D. Mehta Living Trust vs. AIG SunAmerica Life Assurance Company, Case 04L0199, was filed on April 5, 2004 in the Circuit Court, Twentieth Judicial District in St. Clair County, Illinois. The action has been transferred to and is currently pending in the United States District Court for the District of Maryland, Case No. 04-md-15863, as part of a Multi-District Litigation proceeding. The lawsuit alleges certain improprieties in conjunction with alleged market timing activities. The probability of any particular outcome cannot be reasonably estimated at this time.

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

3.	RELATED PARTY TRANSACTION

On May 1, 2005, American International Group, Inc. (“AIG”), the Company’s ultimate parent, publicly expressed its intent to include in its restated financial statements for 2000 through 2003 and its financial statements for 2004 to be included in AIG’s Annual Report on Form 10-K for the year ended December 31, 2004 when filed, adjustments attributable to compensation expense related to the SICO Deferred Compensation Profit Participation Plan (the “SICO Plan”). As a result of AIG’s expressed intent to record such compensation expense, the Company has determined that, as a subsidiary of AIG, it is appropriate to record the compensation expense related to its employees’ participation in the SICO Plan.

As total SICO compensation expense for each prior year would not have been material to any such prior year, in the first quarter of 2005, the Company has recorded the total amount of compensation expense related to the SICO Plan that would have been recorded in all prior periods through December 31, 2004 as a reduction of retained earnings on the consolidated balance sheet of $2,103,000, with a corresponding increase to additional paid-in capital, and with no effect on total shareholder’s equity or cash flows. Compensation expense related to the SICO Plan for the first quarter of 2005 was $541,000 and included in general and administrative expenses in the consolidated statement of operations and comprehensive income. The Company will record compensation expense related to the SICO Plan for all future periods.

In making this determination, the Company has evaluated the impact that expense recognition would have had on all prior years to which SICO Plan compensation would have applied. In addition, these amounts have been calculated as variable stock awards, which consider the fair market value of AIG common stock at each measurement date, and would include any distributions made under the SICO Plan.

In 1975, the voting shareholders and Board of Directors of Starr International Company (“SICO”), a private holding company whose principal asset consists of approximately 12% of AIG’s outstanding common stock as of January 31, 2005, decided that a portion of the capital value of SICO (AIG shares of their cash equivalent) should be used to provide an incentive plan for the current and succeeding managements of all AIG companies, including the Company. None of the costs of the various benefits provided under the SICO Plan were paid by the Company.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	SUBSEQUENT EVENT

AIG has announced that it has delayed filing its Annual Report on form 10-K for the year ended December 31, 2004 to allow AIG’s Board of Directors and new management adequate time to complete an extensive review of AIG’s books and records. The review includes issues arising from pending investigations into non-traditional insurance products and certain assumed reinsurance transactions by the Office of the Attorney General for the State of New York and the Securities and Exchange Commission and from AIG’s decision to review the accounting treatment of certain additional items. AIG has announced that the findings of that review have resulted in AIG’s decision to restate its financial statements for the years ended December 31, 2003, 2002, 2001 and 2000, the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003. Circumstances affecting AIG can have an impact on the Company. For example, beginning in March 2005, the major rating agencies downgraded the ratings of AIG in a series of actions which resulted in downgrades and ratings actions being taken with respect to the Company’s financial strength ratings. Accordingly, management can give no assurance that any further changes in circumstances for AIG will not impact the Company.

5.	SEGMENT INFORMATION

The Company conducts its business through two business segments, annuity operations and asset management operations. Annuity operations consists of the sale and administration of deposit-type insurance contracts, including fixed and variable annuity contracts, universal life insurance contracts and guaranteed investment contracts. Asset management operations, which includes the managing, distributing and administering a diversified family of mutual funds, managing certain subaccounts offered within the Company’s variable annuity products and providing professional management of individual, corporate and pension plan portfolios, is conducted by AIG SunAmerica Asset Management Corp. and its subsidiary and distributor, AIG SunAmerica Capital Services, Inc., and its subsidiary and servicing administrator, AIG SunAmerica Fund Services, Inc.. Following is selected information pertaining to the Company’s business segments.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	SEGMENT INFORMATION (Continued)

		Asset
	Annuity	Management
	Operations	Operations	Total

	(in thousands)
THREE MONTHS ENDED MARCH 31, 2005:

REVENUES:
Fee income:
Variable annuity policy fees, net of reinsurance	$102,605	$—	$102,605
Asset management fees	—	20,733	20,733
Universal life insurance policy fees, net of reinsurance	8,558	—	8,558
Surrender charges	6,555	—	6,555
Other fees	—	3,718	3,718

Total fee income	117,718	24,451	142,169

Investment income	81,897	536	82,433
Net realized investment gains (losses)	17,841	(154)	17,687

Total revenues	217,456	24,833	242,289

BENEFITS AND EXPENSES:
Interest expense	51,474	—	51,474
Amortization of bonus interest	3,209	—	3,209
Claims on universal life contracts, net of reinsurance recoveries	5,356	—	5,356
Guaranteed benefits, net of reinsurance recoveries	11,203	—	11,203
General and administrative expenses	24,296	9,394	33,690
Amortization of deferred acquisition costs and other deferred expenses	44,291	7,706	51,997
Annual commissions	18,353	—	18,353

Total benefits and expenses	158,182	17,100	175,282

Pretax income before cumulative effect of accounting change	$59,274	$7,733	$67,007

Total assets	$30,886,653	$208,166	$31,094,819

Expenditures for long-lived assets	$—	$16	$16

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	BUSINESS SEGMENTS (Continued)

		Asset
	Annuity	Management
	Operations	Operations	Total

	(in thousands)
THREE MONTHS ENDED MARCH 31, 2004:

REVENUES:
Fee income:
Variable annuity policy fees, net of reinsurance	$87,015	$—	$87,015
Asset management fees	—	22,097	22,097
Universal life insurance policy fees, net of reinsurance	9,192	—	9,192
Surrender charges	6,999	—	6,999
Other fees	—	3,621	3,621

Total fee income	103,206	25,718	128,924

Investment income	90,777	177	90,954
Net realized investment losses	(15,177)	—	(15,177)

Total revenues	178,806	25,895	204,701

BENEFITS AND EXPENSES:
Interest expense	55,052	560	55,612
Amortization of bonus interest	1,938		1,938
Claims on universal life contracts, net of reinsurance recoveries	4,823	—	4,823
Guaranteed benefits, net of reinsurance recoveries	17,774	—	17,774
General and administrative expenses	27,328	8,896	36,224
Amortization of deferred acquisition costs and other deferred expenses	22,063	7,441	29,504
Annual commissions	15,014	—	15,014

Total benefits and expenses	143,992	16,897	160,889

Pretax income before cumulative effect of accounting change	$34,814	$8,998	$43,812

Total assets	$28,902,900	$178,728	$29,081,628

Expenditures for long-lived assets	$—	$45	$45

AIG SUNAMERICA LIFE ASSURANCE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s discussion and analysis of financial condition and results of operations of AIG SunAmerica Life Assurance Company (the “Company”) for the three months ended March 31, 2005 (“2005”), and March 31, 2004 (“2004”) follows. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

OVERVIEW

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

RECENT DEVELOPMENTS

     The Company’s ultimate parent, American International Group, Inc. (“AIG”), has announced that it has delayed filing its Annual Report on Form 10-K for the year ended December 31, 2004 to allow AIG’s Board of Directors and new management adequate time to complete an extensive review of AIG’s books and records. The review includes issues arising from pending investigations into non-traditional insurance products and certain assumed reinsurance transactions by the Office of the Attorney General for the State of New York and the Securities and Exchange Commission and from AIG’s decision to review the accounting treatment of certain additional items. AIG has announced that the findings of that review have resulted in AIG’s decision to restate its financial statements for the years ended December 31, 2003, 2002, 2001 and 2000, the quarters ended March 31, June 30 and September 30, 2004 and 2003 and the quarter ended December 31, 2003. Circumstances affecting AIG can have an impact on the Company. For example, beginning in March 2005, the major rating agencies downgraded the ratings of AIG in a series of actions which resulted in downgrades and ratings actions being taken with respect to the Company’s financial strength ratings. Accordingly, management can give no assurance that any further changes in circumstances for AIG will not impact the Company.

CRITICAL ACCOUNTING ESTIMATES

     The Company considers its most critical accounting estimates those used with respect to valuation of certain financial instruments, amortization of deferred acquisition costs (“DAC”) and other deferred expenses and valuation of the reserve for guaranteed benefits. In the implementation of each of the aforementioned policies, management is required to exercise its judgment on both a quantitative and qualitative basis. Further explanation of how management exercises that judgment follows.

     VALUATION OF CERTAIN FINANCIAL INSTRUMENTS: Gross unrealized losses on debt and equity securities available for sale amounted to $43.7 million at March 31, 2005. In determining if and when a decline in fair value below amortized cost is other than temporary, the Company evaluates at each reporting period the market conditions, offering prices, trends of earnings, price multiples, and other key measures for investments in debt and equity securities. In particular, for debt securities, the Company assesses the probability that all amounts due are collectible according to the contractual terms of the obligation. When such a decline in value is deemed to be other than temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline (See also discussion within “Capital Resources and Liquidity” herein).

     Securities in the Company’s portfolio with a carrying value of approximately $729.4 million at March 31, 2005 do not have readily determinable market prices. For these securities, the Company estimates the fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, the Company uses its most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale. The Company’s ability to liquidate its positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and the Company may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral, if any, and other factors may not reflect those of an active market.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER DEFERRED EXPENSES: Policy acquisition costs include commissions and other costs that vary with, and are primarily related to, the production or acquisition of new business. Such costs are deferred and amortized over the estimated lives of the annuity contracts. Approximately 85% of the amortization of DAC and other deferred expenses was attributed to policy acquisition costs deferred by the annuity operations and 15% was attributed to the distribution costs deferred by the asset management operations. For the annuity operations, the Company amortizes DAC and other deferred expenses based on a percentage of expected gross profits (“EGPs”) over the life of the underlying policies. EGPs are computed based on assumptions related to the underlying policies written, including their anticipated duration, the growth rate of the separate account assets (with respect to variable options of the variable annuity contracts) or general account assets (with respect to fixed annuity contracts, Fixed Options and universal life insurance contracts) supporting these obligations, costs of providing contract guarantees and the level of expenses necessary to administer the policies. The Company adjusts amortization of DAC and other deferred expenses (a “DAC unlocking”) when current or estimates of future gross profits to be realized from its annuity contracts are revised as more fully described below. Substantially all of the DAC balance attributed to annuity operations at March 31, 2005 related to variable annuity contracts.

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

RESULTS OF OPERATIONS

     NET INCOME totaled $47.7 million in 2005, compared with net loss of $ 31.0 million in 2004.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX reflected the adoption of SOP 03-1 on January 1, 2004. The Company recorded a loss of $62.6 million, net of tax, which is recognized in the consolidated statement of operations and comprehensive income as a cumulative effect of accounting change for the quarter ended March 31, 2004.

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $67.0 million in 2005, compared with $43.8 million in 2004. The increase in 2005 compared to 2004 was primarily due to higher variable annuity policy fees and net investment gains, partially offset by higher amortization of DAC and other deferred expenses.

     INCOME TAX EXPENSE totaled $19.3 million in 2005 and $12.2 million in 2004 representing effective tax rates of 29% and 28%, respectively.

ANNUITY OPERATIONS

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $59.3 million in 2005, compared with $34.8 million in 2004. The increase in 2005 compared to 2004 was primarily due to higher variable annuity policy fee income, higher net realized investment gains and lower expenses, partially offset by higher amortization of DAC and other expenses.

     NET INVESTMENT SPREAD, a non-GAAP measure, represents investment income less interest credited to Fixed Options, fixed annuity contracts, guaranteed investment contracts and universal life insurance contracts (collectively “Fixed-Rate Products”) is a key measurement used by the Company in evaluating the profitability of its annuity business. Investment income includes income earned on invested assets, as well as the mark-to-market on both purchased derivatives and embedded derivatives inherent in certain product guarantees. Accordingly, the Company presents an analysis of net investment spread because the Company has determined this measure to be useful and meaningful.

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

     An analysis of net investment spread and a reconciliation to pretax income before cumulative effect of accounting change is presented in the following table:

	Three months ended March 31,
	2005	2004

	(in thousands)

Investment income	$81,897	$90,777
Interest credited to fixed annuity contracts and Fixed Options	(31,831)	(35,236)
Interest credited to universal life insurance contracts	(17,672)	(18,481)
Interest credited to guaranteed investment contracts	(1,971)	(1,335)

Net investment spread	30,423	35,725
Net realized investment gains (losses)	17,841	(15,177)
Amortization of bonus interest	(3,209)	(1,938)
Claims on UL contracts, net of reinsurance recoveries	(5,356)	(4,823)
Guaranteed benefits, net of reinsurance recoveries	(11,203)	(17,774)
Fee income, net of reinsurance	117,718	103,206
General and administrative expenses	(24,296)	(27,328)
Amortization of DAC and other deferred expenses	(44,291)	(22,063)
Annual commissions	(18,353)	(15,014)

Pretax income before cumulative effect of accounting change	$59,274	$34,814

     Net investment spread totaled $30.4 million in 2005, compared with $35.7 million in 2004. These amounts equal 2.05% on average invested assets (computed on a daily basis) of $5.93 billion in 2005 and 2.28% on average invested assets of $6.28 billion in 2004. The decrease in the spread reflects the reinvesting in the historically low prevailing interest rate environment that persisted for most of 2004.

     The components of net investment spread were as follows:

	Three months ended March 31,
	2005	2004

	(in thousands)

Net investment spread	$30,423	$35,725
Average invested assets	5,925,825	6,279,002
Average interest-bearing liabilities	5,622,317	6,006,388

Yield on average invested assets	5.53%	5.78%
Rate paid on average interest bearing liabilities	3.66	3.67

Difference between yield and interest rate paid	1.87%	2.11%

Net investment spread as a percentage of average invested assets	2.05%	2.28%

     The decline in average invested assets resulted primarily from net exchanges from Fixed Options into the separate accounts of variable annuity contracts, partially offset by new deposits of Fixed Options. Deposits of Fixed Options and renewal deposits on its universal life insurance contracts totaled $307.6 million in 2005 and $383.8 million in 2004, and are primarily deposits for the Fixed Options. On an annualized basis, these deposits represent 22% in 2005 and 26% in 2004, of the related reserve balances at the beginning of the respective periods.

     Net investment spread includes the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. Average invested assets exceeded average interest-bearing liabilities by $303.5 million in 2005, compared with $272.6 million in 2004. The difference between the Company’s yield on average invested assets and the rate paid on average interest-bearing liabilities was 1.87% in 2005 and 2.11% in 2004.

     Investment income (and the related yields on average invested assets) totaled $81.9 million (5.53%) in 2005, compared with $90.8 million (5.78%) in 2004. The decrease in the investment yield reflects the reinvesting in the historically low prevailing interest rate environment that persisted for most of 2004. Expenses incurred to manage the investment portfolio amounted to $0.9 million in 2005 and $1.1 million in 2004. These expenses are included as a reduction of investment income in the consolidated statement of operations and comprehensive income.

     Interest expense (and the related rate paid on average interest-bearing liabilities) totaled $51.5 million (3.66%) in 2005 and $55.1 million (3.67%) in 2004. Interest-bearing liabilities averaged $5.62 billion during 2005 and $6.01 billion during 2004.

     NET REALIZED INVESTMENT GAINS/LOSSES totaled $17.8 million of gains in 2005 and $15.2 million of losses in 2004. The net realized gain in 2005 included a $3.9 million in net gain from the mark to market of the S&P 500 put options and the GMAV and GMWB embedded derivatives, and impairment writedowns of $0.7 million. The net realized loss in 2004 included a $4.2 million in net loss from the mark to market of the S&P 500 put options and the GMAV and GMWB embedded derivatives, and impairment writedowns of $1.1 million. Thus, net realized gains from sales and redemptions of investments totaled $14.6 million in 2005, compared with net realized losses of $9.9 million in 2004.

     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $528.5 million in 2005 and $840.4 million in 2004. Sales of investments result from the active management of the Company’s investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.99% and 0.63% of average invested assets for 2005 and 2004, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company’s active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.

     Impairment writedowns include $0.7 million and $1.1 million of provisions principally applied to bonds in 2005 and 2004, respectively. On an annualized basis, impairment writedowns represent 0.05% and 0.07% of average invested assets in the respective periods. For the twenty quarters ended March 31, 2005, impairment writedowns as an annualized percentage of average invested assets have ranged from 0.05% to 1.95% and have averaged 0.69%. Such writedowns are based upon estimates of the fair value of invested assets and recorded when declines in the value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events.

     VARIABLE ANNUITY POLICY FEES, NET OF REINSURANCE are generally based on the market value of assets in the separate accounts supporting variable annuity contracts. Such fees totaled $102.6 million in 2005 and $87.0 million in 2004 and are net of reinsurance premiums of $7.2 million and $8.5 million, respectively. The increased fees in 2005 compared to 2004 primarily reflect the improved equity market conditions in the latter part of 2004, and the resulting favorable impact on market values of the assets in the separate accounts. On an annualized basis, variable annuity policy fees represent 1.8% of average variable annuity assets in both periods of $22.87 billion and $20.27 billion in 2005 and 2004, respectively. Variable annuity deposits, which exclude deposits allocated to the Fixed Options, totaled $574.6 million in 2005 and $742.3 million in 2004. On an annualized basis, these amounts represent 10% and 15% of variable annuity reserves at the beginning of the respective periods. The decrease in variable annuity deposits in 2005 reflected lower demand for variable annuity products due to the unfavorable equity market conditions in 2005. Transfers from the Fixed Options to the separate accounts are not classified as variable annuity deposits. Accordingly, changes in variable annuity deposits are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company’s variable annuity products.

     Sales of variable annuity products, which include deposits allocated to the Fixed Options (“Variable Annuity Product Sales”) amounted to $871.4 million and $1.11 billion in 2005 and 2004, respectively. Such sales primarily reflect those of the Company’s Polaris and Seasons families of variable annuity products which are multi-manager variable annuities that offer investors a choice of several variable funds as well as up to seven fixed funds, depending on the product. The decrease in Variable Annuity Product Sales in 2005 reflects the generally unfavorable equity market conditions in 2005.

     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, federal initiatives are proposed that could affect the taxation of annuities (see “Regulation”).

     UNIVERSAL LIFE INSURANCE POLICY FEES, NET OF REINSURANCE amounted to $8.6 million in 2005 and $9.2 million in 2004 and are net of reinsurance premiums of $8.4 million and $8.1 million, respectively. Universal life insurance policy fees consist of mortality charges, up-front fees earned on deposits received and administrative fees, net of reinsurance premiums. The administrative fees are assessed based on the number of policies in force as of the end of each month. The Company acquired its universal life insurance contracts as part of the acquisition of business from MBL Life Assurance Corporation on December 31, 1998 and does not actively market such contracts. Such fees annualized represent 2.3% of average reserves for universal life insurance contracts in both periods.

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

     SURRENDER CHARGES on variable annuity and universal life insurance contracts totaled $6.6 million in 2005 and $7.0 million in 2004. Surrender charge periods range up to nine years primarily from the date a deposit is received. Surrender charges generally are assessed on withdrawals at declining rates.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $24.3 million in 2005 and $27.3 million in 2004. The decrease in 2005 results from higher information technology costs and payroll related expenses in 2004. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER DEFERRED EXPENSES totaled $44.3 million in 2005, compared with $22.1 million in 2004. The increase in the amortization reflects higher variable annuity policy fee income, higher net realized investment gains and lower expenses.

     ANNUAL COMMISSIONS totaled $18.4 million in 2005, compared with $15.0 million in 2004. Annual commissions generally represent commissions paid quarterly in arrears to maintain the persistency of certain of the Company’s variable annuity contracts. Substantially all of the Company’s currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. The vast majority of the Company’s average balances of its variable annuity products are currently subject to such annual commissions. The increase in annual commissions primarily reflects higher trail commissions.

     CLAIMS ON UNIVERSAL LIFE CONTRACTS, NET OF REINSURANCE RECOVERIES totaled $5.4 million in 2005, compared with $4.8 million in 2004 and are net of reinsurance recoveries of $6.9 million in 2005 and $9.3 million in 2004. The change in such claims resulted principally from changes in mortality experience and the reinsurance recoveries thereon.

     GUARANTEED BENEFITS, NET OF REINSURANCE RECOVERIES on variable annuity contracts totaled $11.2 million in 2005, compared with $17.8 million in 2004 and are net of reinsurance recoveries of $0.4 million and $2.1 million, respectively. These guaranteed benefits consist primarily of guaranteed minimum death benefits as well as immaterial amounts of earnings enhancement benefits and guaranteed minimum income benefits. These guarantees are described in more detail in the following paragraphs. The decrease during 2005 reflects the generally improved equity market conditions in the latter part of 2004. Downturns in the equity markets could increase these expenses.

     Guaranteed minimum death benefits (“GMDB”) features are issued on a majority of the Company’s variable annuity products. GMDB feature provide that, upon the death of a contract holder, the contract holder’s beneficiary will receive the greater of the contract holder’s account value or a guaranteed minimum death benefit that varies by product and election by the contract holder. The Company bears the risk that death claims following a decline in the debt and equity markets may exceed contract holder account balances and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided.

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

     Guaranteed minimum income benefit (“GMIB”) is a feature the Company offers on certain variable annuity products. This feature provides a minimum fixed annuity payment guarantee for those contract holders who choose to receive fixed lifetime annuity payments after a seven, nine, or ten-year waiting period in their deferred annuity contracts. The Company bears the risk that the performance of the financial markets will not be sufficient for accumulated contract holder account balances to support GMIB benefits and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. As there is a waiting period to annuitize using the GMIB, there are no policies eligible to receive this benefit at March 31, 2005. The Company has eliminated offering a GMIB feature that guarantees a return in excess of the amount to be annuitized in order to mitigate its exposure.

     Guaranteed minimum account value (“GMAV”) is a feature the Company offers on certain variable annuity products. If available and elected by the contract holder at the time of contract issuance, this feature guarantees that the account value under the contract will at least equal the amount of the deposits invested during the first ninety days of the contract, adjusted for any subsequent withdrawals, at the end of a ten-year waiting period. The Company bears the risk that protracted under-performance of the financial markets could result in GMAV benefits being higher than the underlying contract holder account balance and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. The Company has purchased put options on the S&P 500 index to partially offset this risk. Changes in the market value of both the GMAV benefit and the put options are recorded in investment income in the accompanying consolidated statement of operations and comprehensive income.

     Guaranteed minimum withdrawal benefit (“GMWB”) is a feature the Company began offering on certain variable annuity products in May of 2004. If available and elected by the contract holder at the time of contract issuance, this feature provides a guaranteed annual withdrawal stream, regardless of market performance, equal to deposits invested during the first ninety days adjusted for any subsequent withdrawals (“Eligible Premium”). These guaranteed annual withdrawals of up to 10% of Eligible Premium are available after either a three-year or a five-year waiting period, as elected by the contract holder at the time of contract issuance, without reducing the future amounts guaranteed. If no withdrawals have been made during the waiting period of three or five years, the contract holder will realize an additional 10% or 20%, respectively, of Eligible Premium after all other amounts guaranteed under this benefit have been paid. The Company bears the risk that protracted under-performance of the financial markets could result in GMWB benefits being higher than the underlying contract holder account balance and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. The Company has purchased put options on the S&P 500 index to partially offset this risk. Changes in the market value of both the GMWB benefit and the put options are recorded in investment income in the accompanying consolidated statement of operations and comprehensive income.

     Management expects most of the Company’s near-term exposure to guaranteed benefits will relate to death benefits. As sales of products with other guaranteed benefits increase, the Company expects these other guarantees to have an increasing impact on operating results, under current hedging strategies.

ASSET MANAGEMENT OPERATIONS

     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $7.7 million in 2005, compared to $9.0 million in 2004.

     ASSET MANAGEMENT FEES, which include investment advisory fees and certain 12b-1 distribution fees, are based on the market value of assets managed by SAAMCo in its mutual funds and certain variable annuity portfolios. Such fees totaled $20.7 million on average assets managed of $10.05 billion in 2005 and $22.1 million on average assets managed of $9.60 billion in 2004 The inverse relationship existing between the change in fees and assets under management was primarily due to a reduction in fees on variable annuity subaccounts. Mutual fund sales, excluding sales of money market accounts and private accounts, totaled $417.0 million in 2005, compared to $698.4 million in 2004. Redemptions of mutual funds, excluding redemptions of money market accounts, amounted to $518.6 million in 2005 and $362.9 million in 2004, which, annualized, represent 25.3% and 18.6%, respectively, of average related mutual fund assets. This adverse change in both sales and redemptions reflects the generally unfavorable equity market conditions during the first quarter of 2005. Additionally, approximately 30% of the change for first quarter 2005 compared to first quarter 2004 was attributable to one mutual fund, principally due to the fund’s relative performance within its peer group.

     GENERAL AND ADMINISTRATIVE EXPENSES totaled $9.4 million in 2005 and $8.9 million in 2004. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.

     AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER DEFERRED EXPENSES includes amortization of distribution costs that totaled $7.7 million in 2005, compared with $7.4 million in 2004.

CAPITAL RESOURCES AND LIQUIDITY

     SHAREHOLDER’S EQUITY decreased to $1.74 billion at March 31, 2005 from $1.75 billion at December 31, 2004 due to a $41.2 million decrease in accumulated other comprehensive income and a $25.0 million dividend to the Parent, partially offset by $47.7 million of net income and $2.6 million in capital contribution for the quarter. The decrease in accumulated other comprehensive income was related to the decline in value of the Company’s portfolio of bonds, notes and redeemable preferred stocks (the “Bond Portfolio”) as interest rates have risen, partially offset by the related amortization of DAC and other deferred expenses and income tax effects.

     INVESTMENTS AND CASH at March 31, 2005 totaled $7.01 billion, compared with $7.13 billion at December 31, 2004. The Company’s invested assets are managed by an affiliate. The following table summarizes the Company’s Bond Portfolio and other investments and cash at March 31, 2005 and December 31, 2004:

	March 31, 2005		December 31, 2004
	Fair	Percent of	Fair	Percent of
	Value	Portfolio	Value	Portfolio
	(in thousands, except for percentages)
Bond Portfolio:

U.S. government securities	$33,940	0.5%	$30,300	0.4%
Mortgage-backed securities	993,442	14.2	956,567	13.4
Securities of public utilities	294,787	4.2	332,038	4.7
Corporate bonds and notes	2,733,878	39.0	2,902,829	40.8
Other debt securities	856,678	12.2	917,743	12.9

Total Bond Portfolio	4,912,725	70.1	5,139,477	72.2

Mortgage loans	638,870	9.1	624,179	8.7
Common stocks	27,513	0.4	26,452	0.4
Cash and short-term investments	363,187	5.2	201,117	2.8
Securities lending collateral	825,030	11.8	883,792	12.4
Other invested assets	239,686	3.4	250,969	3.5

Total investments and cash	$7,007,011	100.0%	$7,125,986	100.0%

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

     THE BOND PORTFOLIO, which constituted 70% of the Company’s total investment portfolio at March 31, 2005, had an aggregate fair value that was $66.6 million greater than its amortized cost at March 31, 2005, compared with $151.7 million at December 31, 2004.

     At March 31, 2005, the Bond Portfolio had an aggregate fair value of $4.91 billion and an aggregate amortized cost of $4.85 billion. At March 31, 2005, the Bond Portfolio included $4.35 billion of bonds rated by Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”) or Fitch (“Fitch”) and $561.7 million of bonds rated by the National Association of Insurance Commissioners (“NAIC”) or the Company pursuant to statutory ratings guidelines established by the NAIC. At March 31, 2005, approximately $4.55 billion of the Bond Portfolio was investment grade, including $1.03 billion of mortgage-backed securities (“MBS”) and U.S. government/agency securities.

     At March 31, 2005, the Bond Portfolio included $358.4 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 1% of the Company’s total assets and approximately 5% of its invested assets. Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. An economic downturn could produce higher than average issuer defaults on the non-investment-grade securities, which could cause the Company’s investment returns and net income to decline. At March 31, 2005, the Company’s non-investment-grade bond portfolio consisted of 153 issues with no single issuer representing more than 10% of the total non-investment-grade portfolio. These non-investment-grade securities are comprised of bonds spanning 10 industries with 19%, 17%, 13% and 13% concentrated in telecommunications, utilities, transportation and financial services industries, respectively. No other industry concentration constituted more than 10% of these assets.

     The table below summarizes the Company’s rated bonds by rating classification as of March 31, 2005.

RATED BONDS BY RATING CLASSIFICATION
(Dollars in millions)

			Issues not rated by S&P/Moody’s/
Issues rated by S&P/Moody’s/Fitch			Fitch, by NAIC category			Total
			NAIC					Percent of
S&P/Moody’s/Fitch		Estimated fair	category	Amortized	Estimated fair		Estimated fair	total invested
Category (1)	Amortized Cost	value	(2)	Cost	value	Amortized Cost	value	assets

AAA+ to A- (Aaa to A3) [AAA to A-]	$2,938	$2,963	1	$245	$246	$3,183	$3,209	45.80%

BBB+ to BBB- (Baa to Baa3) [BBB+ to BBB-]	1,089	1,102	2	240	243	1,329	1,345	19.20%

BB+ to BB- (Bal to Ba3) [BB+ to BB-]	145	145	3	36	38	181	183	2.61%

B+ to B- (Bl to B3) [B+ to B-]	114	123	4	2	2	116	125	1.78%

CCC+ to CCC- (Caal to Caa3) [CCC+ to CCC-]	13	13	5	19	27	32	40	0.57%

CC to D (Ca to C) [CC to D]	2	5	6	3	6	5	11	0.16%

TOTAL RATED ISSUES	$4,301	$4,351		$545	$562	$4,846	$4,913

Footnotes to the table of Rated Bonds by Rating Classification

(1)	S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt’s relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody’s rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt’s relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody’s and Fitch ratings if rated by multiple agencies.

(2)	Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for non-defaulted bonds plus one category 6, for bonds in or near default. These six categories correspond with the S&P/Moody’s/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $54.6 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

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

     As a result of these policies, the Company recorded pretax impairment writedowns of $0.7 million and $1.1 million in 2005 and 2004, respectively. No individual impairment loss, net of DAC and taxes, during the year exceeded 10% of the Company’s net income for the quarter ended March 31, 2005.

     Excluding the impairments noted above, the changes in fair value for the Company’s Bond Portfolio, which constitutes the vast majority of the Company’s investments, were recorded as a component of other comprehensive income in shareholder’s equity as unrealized gains or losses.

     At March 31, 2005, the fair value of the Company’s Bond Portfolio aggregated $4.91 billion. Of this aggregate fair value, less than 0.01% represented securities trading at or below 75% of amortized cost. The impact of unrealized losses on net income will be further mitigated upon realization, because realization will result in current decreases in the amortization of DAC and other deferred expenses and decreases in income taxes.

     At March 31, 2005, approximately $2.95 billion, at amortized cost, of the Bond Portfolio had a fair value of $3.06 billion resulting in an aggregate unrealized gain of $109.6 million. At March 31, 2005, approximately $1.90 billion, at amortized cost, of the Bond Portfolio had a fair value of $1.85 billion resulting in an aggregate unrealized loss of $43.0 million. No single issuer accounted for more than 10% of unrealized losses. Approximately 38%, 11% and 11% of unrealized losses were from the financial services, transportation and telecommunications industries, respectively. No other industry accounted for more than 10% of unrealized losses.

     The amortized cost of the Bond Portfolio in an unrealized loss position at March 31, 2005, by contractual maturity, is shown below.

Amortized Cost
(in thousands)
Due in one year or less	$33,160
Due after one year through five years	870,948
Due after five years through ten years	553,287
Due after ten years	440,216

Total	$1,897,611

     The aging of the Bond Portfolio in an unrealized loss position at March 31, 2005 is shown below:

(dollars in
thousands)	Less than or Equal to 20%			Greater than 20% to 50%			Greater than 50%
	of Amortized Cost			of Amortized Cost			of Amortized Cost			Total
	Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized
Months	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items
Investment Grade Bonds
0-6	$1,227,283	$(16,404)	204	$—	$—	—	$—	$—	—	$1,227,283	$(16,404)	204
7-12	333,344	(9,740)	56	—	—	—	—	—	—	333,344	(9,740)	56
>12	238,338	(10,234)	27	2,752	(552)	1	—	—	—	241,090	(10,786)	28

Total	$1,798,965	$(36,378)	287	$2,752	$(552)	1	$—	$—	—	$1,801,717	$(36,930)	288

Below Investment Grade Bonds
0-6	$52,623	$(1,263)	27	$—	$—	—	$—	$—	—	$52,623	$(1,263)	27
7-12	6,638	(734)	9	161	(50)	2	—	—	—	6,799	(784)	11
>12	32,397	(3,118)	8	4,075	(947)	1	—	—	—	36,472	(4,065)	9

Total	$91,658	$(5,115)	44	$4,236	$(997)	3	$—	$—	—	$95,894	$(6,112)	47

Total Bonds
0-6	$1,279,906	$(17,667)	231	$—	$—	—	$—	$—	—	$1,279,906	$(17,667)	231
7-12	339,982	(10,474)	65	161	(50)	2	—	—	—	340,143	(10,524)	67
>12	270,735	(13,352)	35	6,827	(1,499)	2	—	—	—	277,562	(14,851)	37

Total	$1,890,623	$(41,493)	331	$6,988	$(1,549)	4	$—	$—	—	$1,897,611	$(43,042)	335

     In 2005, the pretax realized losses incurred with respect to the sale of fixed-rate securities in the Bond Portfolio was $3.2 million. The aggregate fair value of securities sold was $57.0 million, which was approximately 95% of amortized cost. The average period of time that securities sold at a loss during 2005 were trading continuously at a price below amortized cost was approximately 13 months.

     The valuation for the Company’s Bond Portfolio comes from market exchanges or dealer quotations, with the exception of non-traded securities. The Company considers non-traded securities to mean certain fixed income investments and certain structured securities. The aggregate fair value of these securities at March 31, 2005 was approximately $729.4 million. The Company estimates the fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, the Company uses its most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale.

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

     Senior secured loans (“Secured Loans”) are included in the Bond Portfolio and aggregated $226.6 million at March 31, 2005. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At March 31, 2005, Secured Loans consisted of $144.0 million of privately traded securities and $82.6 million of publicly traded securities. These Secured Loans are composed of loans to 51 borrowers spanning 9 industries, with 31%, 17%, 15%, and 14% from the utilities, transportation, telecommunications and cyclical consumer products industries, respectively. No other industry constituted more than 10% of these assets.

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

     MORTGAGE LOANS aggregated $638.9 million at March 31, 2005 and consisted of 101 commercial first mortgage loans with an average loan balance of approximately $6.3 million, collateralized by properties located in 30 states. Approximately 36% of this portfolio was office, 16% was manufactured housing, 15% was multifamily residential, 11% was industrial, 11% was hotels, and 11% was other types. At March 31, 2005, approximately 30%, 11% and 10% of this portfolio were secured by properties located in California, Michigan and Massachusetts, respectively. No more than 10% of this portfolio was secured by properties located in any other single state. At March 31, 2005, 14 mortgage loans have an outstanding balance of $10 million or more, which collectively aggregated approximately 48% of this portfolio. At March 31, 2005, approximately 39% of the mortgage loan portfolio consisted of loans with balloon payments due before April 1, 2008. During 2005 and 2004, loans delinquent by more than 90 days, foreclosed loans and structured loans have not been significant in relation to the total mortgage loan portfolio.

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

     SECURITIES LENDING COLLATERAL totaled $825.0 million at March 31, 2005, compared with $883.8 million at December 31, 2004, and consisted of cash collateral invested in highly rated short-term securities received in connection with the Company’s securities lending program. The change in securities lending collateral in 2005 results from change in demand for securities in the Company’s portfolio. Although the cash collateral is currently invested in highly rated short-term securities, the applicable collateral agreements permit the cash collateral to be invested in highly liquid short and long-term investment portfolios. At least 75% of the portfolio’s short-term investments must have external issue ratings of A-1/P-1, one of the highest ratings for short-term credit quality. Long-term investments include corporate notes with maturities of five years or less and a credit rating by at least two nationally recognized statistical rating organizations (“NRSRO”), with no less than a S&P rating of A or equivalent by any other NRSRO.

     ASSET-LIABILITY MATCHING is utilized by the Company in an effort to minimize the risks of interest rate fluctuations and disintermediation (i.e. the risk of being forced to sell investments during unfavorable market conditions). The Company believes that its fixed-rate liabilities should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company’s Fixed-Rate Products incorporate incentives, surrender charges and/or other restrictions in order to encourage persistency. Approximately 77% of the Company’s reserves for Fixed-Rate Products had surrender penalties or other restrictions at March 31, 2005.

     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its Fixed-Rate Products and conducting its investment operations to closely match the duration and cash flows of the fixed-rate assets to that of its fixed-rate liabilities. The fixed-rate assets in the Company’s asset-liability modeling include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; policy loans; and investments in limited partnerships that invest primarily in fixed-rate securities. At March 31, 2005, these assets had an aggregate fair value of $6.10 billion with an option-adjusted duration of 3.3 years. The Company’s fixed-rate liabilities include Fixed Options, as well as universal life insurance, fixed annuity and GIC contracts. At March 31, 2005, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $5.31 billion with an option-adjusted duration of 3.7 years. The Company’s potential exposure due to a relative 10% increase in prevailing interest rates from its March 31, 2005 levels is a loss of approximately $1.6 million, representing a decrease in fair value of its fixed-rate assets that is not offset by a decrease in fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.

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

     A significant portion of the Company’s fixed annuity contracts and the Fixed Options has reached or is near the minimum contractual guaranteed rate (generally 3%). Continual declines in interest rates could cause the spread between the yield on the portfolio and the interest rate credited to policyholders to deteriorate.

     The Company has had the ability, limited by minimum interest rate guarantees, to respond to the generally declining interest rate environment in the last five years by lowering crediting rates in response to lower investment returns. See the earlier discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the calculation of investment yield and net investment spread used by the Company’s management as a key component in evaluating the profitability of its annuity business. The trends experienced during 2005 and 2004 in the Company’s yield on average invested assets and rate of interest credited on average interest-bearing liabilities, compared to the market trend in long-term interest rates as illustrated by the average ten-year U.S. Treasury bond rate, are presented in the following table:

	Three months
	ended March 31,	Years ended December, 31
	2005	2004	2003	2002
Average 10-year U.S. Treasury bond rate:	4.29%	4.26%	4.01%	4.61%
AIG SunAmerica Life Assurance Company:
Average yield on Bond Portfolio	5.62	5.66	5.75	6.23
Rate paid on average interest-bearing liabilities	3.66	3.71	3.71	3.93

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

     The Company seeks to provide liquidity by investing in MBS. MBS are generally investment-grade securities collateralized by large pools of mortgage loans. MBS generally pay principal and interest monthly. The amount of principal and interest payments may fluctuate as a result of prepayments of the underlying mortgage loans.

     There are risks associated with some of the techniques the Company uses to provide liquidity, enhance its spread income and match its assets and liabilities. The primary risk associated with the Company’s Swap Agreements is counterparty risk. The Company believes, however, that the counterparties to its Swap Agreements are financially responsible and that the counterparty risk associated with those transactions is minimal. It is the Company’s policy that these agreements are entered into with counterparties who have a debt rating of A/A2 or better from both S&P and Moody’s. The Company continually monitors its credit exposure with respect to these agreements. In addition to counterparty risk, Swap Agreements also have interest rate risk. However, the Company’s Swap Agreements are intended to hedge variable-rate assets or liabilities. The primary risk associated with MBS is that a changing interest rate environment might cause prepayment of the underlying obligations at speeds slower or faster than anticipated at the time of their purchase. As part of its decision to purchase such a security, the Company assesses the risk of prepayment by analyzing the security’s projected performance over an array of interest-rate scenarios. Once such a security is purchased, the Company monitors its actual prepayment experience monthly to reassess the relative attractiveness of the security with the intent to maximize total return.

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

     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, totaled $40.6 million of bonds at March 31, 2005, and constituted approximately 0.6% of total invested assets. At December 31, 2004, defaulted investments totaled $40.1 million of bonds, which constituted approximately 0.6% of total invested assets.

     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company’s existing portfolio of cash and short-term investments, reverse repurchase agreement capacity on invested assets and, if required, proceeds from invested asset sales. The Company’s liquidity is primarily derived from operating cash flows from annuity operations. At March 31, 2005, approximately $3.06 billion of the Bond Portfolio had an aggregate unrealized gain of $109.6 million, while approximately $1.85 billion of the Bond Portfolio had an aggregate unrealized loss of $43.0 million. In addition, the Company’s investment portfolio currently provides approximately $42.8 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company’s annuity products have been more than sufficient in amount to satisfy the Company’s liquidity needs.

     Management is aware that prevailing market interest rates may shift significantly and has strategies in place to manage either an increase or decrease in prevailing rates. In a rising interest rate environment, the Company’s average cost of funds would increase over time as it prices its new and renewing Fixed-Rate Products to maintain a generally competitive market rate. Management would seek to place new funds in investments that were matched in duration to, and higher yielding than, the liabilities assumed. The Company believes that liquidity to fund withdrawals would be available through incoming cash flow, the sale of short-term or floating-rate instruments, thereby avoiding the sale of fixed-rate assets in an unfavorable bond market.

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

GUARANTEES AND OTHER COMMITMENTS

     The Company has six agreements outstanding in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. In addition, the Company guarantees the payment of these securities upon redemption. The maximum liability under these guarantees at March 31, 2005 is $195.4 million. The expiration dates of these commitments are as follows: $81.0 million in 2005 and $114.4 million in 2006. Related to each of these agreements are participation agreements with the Parent, under which the Parent will share in $62.6 million of these liabilities in exchange for a proportionate percentage of the fees received under these agreements.

     At March 31, 2005, the Company held reserves for GICs with maturity dates as follows: $187.0 million in 2005 and $29.1 million in 2024.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2003, the American Institute of Certified Public Accountants issued SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). This statement was effective as of January 1, 2004, and requires the Company to recognize a liability for GMDB and certain living benefits related to its variable annuity contracts, account for enhanced crediting rates or bonus payments to contract holders and modifies certain disclosures and financial statement presentations for these products. In addition, SOP 03-1 addresses the presentation and reporting of separate accounts and the capitalization and amortization of certain other expenses. The Company reported for the first quarter of 2004 a one-time cumulative accounting charge upon adoption of $62,589,000 ($96,291,000 pre-tax) to reflect the liability and the related impact of DAC as of January 1, 2004.

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

     Risk-based capital (“RBC”) standards are designed to measure the adequacy of an insurer’s statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer’s RBC is deficient. The RBC formula develops a risk-adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The statutory capital and surplus of the Company exceeded its RBC requirements as of March 31, 2005.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 27 to 28 herein.

Item 4. Controls and Procedures

     The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include controls and procedures reasonably designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In addition, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     Various lawsuits against the Company and its subsidiaries have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and regulatory and other matters are not considered material in relation to the consolidated financial position, results of operations or cash flows of the Company.

     A purported class action captioned Nitika Mehta, as Trustee of the N.D. Mehta Living Trust vs. AIG SunAmerica Life Assurance Company, Case 04L0199, was filed on April 5, 2004 in the Circuit Court, Twentieth Judicial District in St. Clair County, Illinois. The action has been transferred to and is currently pending in the United States District Court for the District of Maryland, Case No. 04-md-15863, as part of a Multi-District Litigation proceeding. The lawsuit alleges certain improprieties in conjunction with alleged market timing activities. The probability of any particular outcome cannot be reasonably estimated at this time.

     See also Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments for a discussion of circumstances affecting AIG that could impact the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The Company had no unregistered sales of equity securities.

Item 3. Defaults Upon Senior Securities

     The Company had no defaults upon senior securities.

Item 4. Submissions of Matters to a Vote of Security Holders

     No matters were submitted during the quarter ending March 31, 2005 to a vote of security holders, through the solicitation of proxies or otherwise.

Item 5. Other Information

     The Company did not file timely with the SEC its Form 10-K for the fiscal year December 31, 2004. Pursuant to a Form 12b-25 filed with the SEC on March 31, 2005, the Company’s filing deadline for its Form 10-K was extended to April 15, 2005. The Company filed its Form 10-K with the SEC on April 18, 2005.

Item 6. Exhibits

     See accompanying Exhibit Index.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIG SUNAMERICA LIFE ASSURANCE COMPANY Registrant
/s/ N. SCOTT GILLIS
Date: May 13, 2005	N. Scott Gillis
Senior Vice President, Chief Financial Officer and Director

Date: May 13, 2005	/s/ STEWART POLAKOV
Stewart Polakov
Senior Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications