Form 10-Q
period 2005-06-30
AIG SUNAMERICA LIFE ASSURANCE CO
filed 2005-08-12
CIK 6342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 33-47472
AIG SUNAMERICA LIFE ASSURANCE COMPANY

Incorporated in Arizona	86-0198983 I.R.S. Employer Identification No.
1 SunAmerica Center, Los Angeles, California 90067-6022
Registrant’s telephone number, including area code: (310) 772-6000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2005: 3,511

AIG SUNAMERICA LIFE ASSURANCE COMPANY

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2005	2004

	(in thousands)
ASSETS

Investments and cash:
Cash and short-term investments	$278,034	$201,117
Bonds, notes and redeemable preferred stocks available for sale, at fair value (amortized cost: June 30, 2005, $4,942,301; December 31, 2004, $4,987,728)	5,064,204	5,139,477
Mortgage loans	600,714	624,179
Policy loans	176,189	185,958
Mutual funds	21,490	6,131
Common stocks available for sale, at fair value (cost: June 30, 2005, $25,015; December 31, 2004, $25,015)	27,929	26,452
Securities lending collateral, at cost (approximates market value)	987,879	883,792
Other invested assets	61,391	58,880

Total investments and cash	7,217,830	7,125,986

Variable annuity assets held in separate accounts	22,726,628	22,612,451
Accrued investment income	73,394	73,769
Deferred acquisition costs	1,368,218	1,349,089
Other deferred expenses	256,294	257,781
Income taxes currently receivable from Parent	62,115	9,945
Goodwill	14,038	14,038
Other assets	57,258	52,956

TOTAL ASSETS	$31,775,775	$31,496,015

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED BALANCE SHEET (Continued)
(Unaudited)

	June 30,	December 31,
	2005	2004

	(in thousands)
LIABILITIES AND SHAREHOLDER’S EQUITY

Reserves, payables and accrued liabilities:
Reserves for fixed annuity and fixed accounts of variable annuity contracts	$3,820,488	$3,948,158
Reserves for universal life insurance contracts	1,499,328	1,535,905
Reserves for guaranteed investment contracts	116,206	215,331
Reserves for guaranteed benefits	72,255	76,949
Securities lending payable	987,879	883,792
Due to affiliates	20,636	21,655
Payable to brokers	199,557	—
Other liabilities	188,349	190,198

Total reserves, payables and accrued liabilities	6,904,698	6,871,988

Variable annuity liabilities related to separate accounts	22,726,628	22,612,451

Deferred income taxes	334,482	257,532

Total liabilities	29,965,808	29,741,971

Shareholder’s equity:
Common stock	3,511	3,511
Additional paid-in capital	760,621	758,346
Retained earnings	987,340	919,612
Accumulated other comprehensive income	58,495	72,575

Total shareholder’s equity	1,809,967	1,754,044

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$31,775,775	$31,496,015

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the three months and six months ended June 30, 2005 and 2004
(Unaudited)

	Three Months		Six Months
	2005	2004	2005	2004

	(in thousands)
REVENUES

Fee income:
Variable annuity policy fees, net of reinsurance	$104,049	$91,644	$206,654	$181,155
Asset management fees	20,061	21,325	40,794	40,926
Universal life insurance policy fees, net of reinsurance	8,528	8,515	17,086	17,707
Surrender charges	7,341	6,492	13,896	13,491
Other fees	4,367	3,571	8,085	7,192

Total fee income	144,346	131,547	286,515	260,471

Investment income	88,422	95,304	170,855	186,258
Net realized investment gain (loss)	3,109	4,284	20,796	(10,893)

Total revenues	235,877	231,135	478,166	435,836

BENEFITS AND EXPENSES
Interest expense:
Fixed annuity and fixed accounts of variable annuity contracts	31,625	35,571	63,456	70,807
Universal life insurance contracts	17,629	18,524	35,301	37,005
Guaranteed investment contracts	1,433	1,379	3,404	2,714
Subordinated notes payable to affiliates	—	538	—	1,098

Total interest expense	50,687	56,012	102,161	111,624
Amortization of bonus interest	3,921	3,286	7,130	5,224
Claims on universal life insurance contracts, net of reinsurance recoveries	3,124	5,099	8,480	9,922
Guaranteed benefits, net of reinsurance recoveries	5,573	13,152	16,776	30,926
General and administrative expenses	34,733	35,409	68,423	71,633
Amortization of deferred acquisition costs and other deferred expenses	52,053	50,011	104,050	79,515
Annual commissions	19,064	15,117	37,417	30,131

Total benefits and expenses	169,155	178,086	344,437	338,975

PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	66,722	53,049	133,729	96,861

Income tax expense	20,164	15,169	39,439	27,365

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	46,558	37,880	94,290	69,496

Cumulative effect of accounting change, net of tax	—	—	—	(62,589)

NET INCOME	$46,558	$37,880	$94,290	$6,907

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME (Continued)
For the three months and six months ended June 30, 2005 and 2004
(Unaudited)

	Three Months		Six Months
	2005	2004	2005	2004

	(in thousands)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Net unrealized gains (losses) on debt and equity securities available for sale identified in the current period, less related amortization of deferred acquisition costs and other deferred expenses	$50,714	$(140,220)	$(5,775)	$(74,368)

Less reclassification adjustment for net realized (gains) losses included in net income	(8,401)	(1,016)	(15,003)	6,398

Net unrealized losses on foreign currency	(567)	—	(883)	—

Income tax (expense) benefit	(14,612)	49,432	7,581	23,789

OTHER COMPREHENSIVE INCOME (LOSS)	27,134	(91,804)	(14,080)	(44,181)

COMPREHENSIVE INCOME (LOSS)	$73,692	$(53,924)	$80,210	$(37,274)

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended June 30, 2005 and 2004
(Unaudited)

	2005	2004

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,290	$6,907
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	62,589
Interest credited to:
Fixed annuity and fixed accounts of variable annuity contracts	63,456	70,807
Universal life insurance contracts	35,301	37,005
Guaranteed investment contracts	3,404	2,714
Net realized investment (gains) losses	(20,796)	10,893
Amortization of net premium/accretion of net discount on investments	4,298	(60)
Amortization of deferred acquisition costs and other expenses	111,180	84,739
Acquisition costs deferred	(100,992)	(135,410)
Other expenses deferred	(20,330)	(37,521)
Provision for deferred income taxes	84,531	67,837
Change in:
Accrued investment income	375	(1,300)
Income taxes currently payable to/receivable from Parent	(52,170)	(5,465)
Other assets	(4,463)	(10,608)
Due from/to affiliates	(1,019)	(20,116)
Other liabilities	(11,673)	11,192
Other, net	3,239	8,038

NET CASH PROVIDED BY OPERATING ACTIVITIES	188,631	152,241

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds, notes and redeemable preferred stocks	(588,920)	(1,012,532)
Mortgage loans	(32,575)	(9,276)
Other investments, excluding short-term investments	(32,289)	(16,212)
Sales of:
Bonds, notes and redeemable preferred stocks	399,044	680,095
Other investments, excluding short-term investments	47,186	11,173
Redemptions and maturities of:
Bonds, notes and redeemable preferred stocks	422,486	439,785
Mortgage loans	56,525	24,903
Other investments, excluding short-term investments	9,892	8,523

NET CASH PROVIDED BY INVESTING ACTIVITIES	$281,349	$126,459

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
For the six months ended June 30, 2005 and 2004
(Unaudited)

	2005	2004

	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits received on:
Fixed annuity and fixed accounts of variable annuity contracts	$637,902	$726,689
Universal life insurance contracts	20,797	21,825
Net exchanges from the fixed accounts of variable annuity contracts	(504,543)	(638,639)
Withdrawal payments on:
Fixed annuity and fixed accounts of variable annuity contracts	(282,289)	(210,268)
Universal life insurance contracts	(32,706)	(38,517)
Guaranteed investment contracts	(102,529)	(6,120)
Claims and annuity payments, net of reinsurance, on:
Fixed annuity and fixed accounts of variable annuity contracts	(54,384)	(55,694)
Universal life insurance contracts	(50,311)	(61,663)
Net payment related to a modified coinsurance transaction	—	(4,738)
Dividend paid to Parent	(25,000)	(2,500)

NET CASH USED IN FINANCING ACTIVITIES	(393,063)	(269,625)

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS	76,917	9,075

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	201,117	133,105

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$278,034	$142,180

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid on indebtedness	$—	$1,098

Income taxes paid to Parent	$7,694	$47,424

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	BASIS OF PRESENTATION

AIG SunAmerica Life Assurance Company (the “Company”) is a direct wholly owned subsidiary of SunAmerica Life Insurance Company (the “Parent”), which is a wholly owned subsidiary of AIG Retirement Services, Inc. (“AIGRS”) (formerly AIG SunAmerica Inc.), a wholly owned subsidiary of American International Group, Inc. (“AIG”).

These statements are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made for a fair statement of the results presented herein. Certain amounts have been reclassified in the 2004 financial statements to conform to their 2005 presentation. For further information, refer to the Annual Report on Form 10-K of the Company for the year ended December 31, 2004.

2.	COMMITMENTS AND CONTINGENT LIABILITIES

The Company has six agreements outstanding in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. In addition, pursuant to these agreements the Company guarantees the payment of these securities upon redemption. The maximum liability under these guarantees at June 30, 2005 is $185,492,000. The expiration dates of these commitments are as follows: $71,062,000 in the remainder of 2005 and $114,430,000 in 2006. Related to each of these agreements are participation agreements with SunAmerica Life Insurance Company, the Company’s immediate parent (the “Parent”), under which the Parent will share in $58,610,000 of these liabilities in exchange for a proportionate percentage of the fees received under these agreements.

At June 30, 2005, the Company has a commitment to purchase a total of approximately $5,000,000 of asset-backed securities in the ordinary course of business. This commitment has a contractual maturity date in November of 2006.

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

Various federal, state and other regulatory agencies are reviewing certain transactions and practices of the Company and its subsidiaries in connection with industry-wide and other inquiries. In the opinion of the Company’s management, based on the current status of these inquiries, it is not likely that any of these inquiries will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Various lawsuits against the Company and its subsidiaries have arisen in the ordinary course of business. Contingent liabilities arising from litigation, income taxes and regulatory and other matters are not considered material in relation to the consolidated financial position, results of operations or cash flows of the Company.

On May 31, 2005, AIG filed its Annual Report on Form 10-K for the year ended December 31, 2004, which included a restatement of its previously reported financial information for the years 2000-2003 and the adjustment of its previously announced results in 2004. Circumstances affecting AIG can have an impact on the Company. For example, the recent downgrades and ratings actions taken by the major rating agencies with respect to AIG resulted in corresponding downgrades and ratings actions being taken with respect to the Company’s ratings. There can be no assurance that such rating agencies will not take further action with respect to such ratings.

On May 26, 2005, the New York Attorney General and the New York Superintendent of Insurance filed a civil complaint against AIG as well as its former Chairman and Chief Executive Officer and former Vice Chairman and Chief Financial Officer, in the Supreme Court of the State of New York. The complaint asserts claims under New York’s Martin Act and Insurance Law, among others, and makes allegations concerning certain transactions entered into by AIG and certain of its subsidiaries. Although none of the Company or its subsidiaries are named in the complaint, nor does the complaint seek any remedies against them, due to a provision in the law governing investment companies, if the lawsuit results in an injunction being entered against AIG, then the Company, AIG SunAmerica Asset Management Corp. (“SAAMCo”) and AIG SunAmerica Capital Services, Inc. (“SACS”) will need to obtain permission from the Securities and Exchange Commission (“SEC”) to continue to service its variable annuity and asset management operations. While the SEC has granted this type of relief to others in the past in similar circumstances, there is no assurance that this permission would be granted. Accordingly, no assurance can be given that any further changes in circumstances for AIG will not impact the Company.

3.	RELATED PARTY TRANSACTION

Starr International Company, Inc. (“SICO”) has provided a series of two-year Deferred Compensation Profit Participation Plans (“SICO Plans”) to certain employees of AIG, its subsidiaries and affiliates. The SICO Plans came into being in 1975 when the voting shareholders and Board of Directors of SICO, a private holding company whose principal asset is AIG common stock, decided that a portion of the capital value of SICO should be used to provide an incentive plan for the current and succeeding managements of all American International companies, including the Company.

In the past, participation in the SICO Plans by any person, and the amount of such participation, was at the sole discretion of SICO’s Board of Directors. None of the costs of the various benefits provided under the SICO Plans has been paid by the Company although the Company has recorded a charge to reported earnings for the deferred compensation amounts paid to employees of the Company or its affiliates by SICO and allocated to the Company, with an

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
3.	RELATED PARTY TRANSACTION (Continued)

offsetting entry to additional paid-in capital reflecting amounts deemed contributed by SICO. The SICO Plans provide that shares currently owned by SICO may be set aside by SICO for the benefit of the participant and distributed upon retirement. The SICO Board of Directors may permit an early payout of units under certain circumstances. Prior to payout, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant’s voluntary termination of employment with AIG or its subsidiaries or affiliates prior to normal retirement age. In addition, SICO’s Board of Directors may elect to pay a participant cash in lieu of shares of AIG common stock.

On June 27, 2005, AIG entered into agreements pursuant to which AIG agrees, subject to certain conditions, to make any payment that is not promptly paid with respect to the benefits accrued by certain employees of AIG and its subsidiaries under the SICO Plans.

As total compensation expense related to the SICO Plans for each prior year would not have been material to any such prior year, in the first quarter of 2005 the Company has recorded the total amount of compensation expense related to the SICO Plans that would have been recorded in all prior periods through December 31, 2004, as a reduction of retained earnings on the consolidated balance sheet of $1,562,000, with a corresponding increase to additional paid-in capital, and with no effect on total shareholder’s equity, results of operations or cash flows. Compensation expense with respect to the SICO Plans aggregated $172,000 and $713,000 for the quarter and six months ended June 30, 2005, respectively, and is included in general and administrative expenses in the consolidated statement of income and comprehensive income.

4.	SEGMENT INFORMATION

The Company conducts its business through two business segments, annuity operations and asset management operations. Annuity operations consists of the sale and administration of deposit-type insurance contracts, including fixed and variable annuity contracts, universal life insurance contracts and guaranteed investment contracts. Asset management operations, which includes the managing, distributing and administering a diversified family of mutual funds, managing certain subaccounts offered within the Company’s variable annuity products and providing professional management of individual, corporate and pension plan portfolios, is conducted by SAAMCo and its subsidiary and distributor, SACS, and its subsidiary and servicing administrator, AIG SunAmerica Fund Services, Inc.. Following is selected information pertaining to the Company’s business segments.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
4.	SEGMENT INFORMATION (Continued)

		Asset
	Annuity	Management
	Operations	Operations	Total

		(in thousands)
THREE MONTHS ENDED JUNE 30, 2005:

REVENUES:
Fee income:
Variable annuity policy fees, net of reinsurance	$104,049	$—	$104,049
Asset management fees	—	20,061	20,061
Universal life insurance policy fees, net of reinsurance	8,528	—	8,528
Surrender charges	7,341	—	7,341
Other fees	—	4,367	4,367

Total fee income	119,918	24,428	144,346

Investment income	87,758	664	88,422
Net realized investment gain	2,915	194	3,109

Total revenues	210,591	25,286	235,877

BENEFITS AND EXPENSES:
Interest expense	50,687	—	50,687
Amortization of bonus interest	3,921	—	3,921
Claims on universal life insurance contracts, net of reinsurance recoveries	3,124	—	3,124
Guaranteed benefits, net of reinsurance recoveries	5,573	—	5,573
General and administrative expenses	25,811	8,922	34,733
Amortization of deferred acquisition costs and other deferred expenses	44,379	7,674	52,053
Annual commissions	19,064	—	19,064

Total benefits and expenses	152,559	16,596	169,155

Pretax income before cumulative effect of accounting change	$58,032	$8,690	$66,722

Total assets	$31,489,390	$287,236	$31,776,626

Expenditures for long-lived assets	$—	$60	$60

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
4.	BUSINESS SEGMENTS (Continued)

		Asset
	Annuity	Management
	Operations	Operations	Total

		(in thousands)
THREE MONTHS ENDED JUNE 30, 2004:

REVENUES:
Fee income:
Variable annuity policy fees, net of reinsurance	$91,644	$—	$91,644
Asset management fees	—	21,325	21,325
Universal life insurance policy fees, net of reinsurance	8,515	—	8,515
Surrender charges	6,492	—	6,492
Other fees	—	3,571	3,571

Total fee income	106,651	24,896	131,547

Investment income	95,166	138	95,304
Net realized investment gain	4,284	—	4,284

Total revenues	206,101	25,034	231,135

BENEFITS AND EXPENSES:
Interest expense	55,474	538	56,012
Amortization of bonus interest	3,286	—	3,286
Claims on universal life insurance contracts, net of reinsurance recoveries	5,099	—	5,099
Guaranteed benefits, net of reinsurance recoveries	13,152	—	13,152
General and administrative expenses	25,273	10,136	35,409
Amortization of deferred acquisition costs and other deferred expenses	42,043	7,968	50,011
Annual commissions	15,117	—	15,117

Total benefits and expenses	159,444	18,642	178,086

Pretax income before cumulative effect of accounting change	$46,657	$6,392	$53,049

Total assets	$29,740,719	$185,487	$29,926,206

Expenditures for long-lived assets	$—	$37	$37

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
4.	BUSINESS SEGMENTS (Continued)

		Asset
	Annuity	Management
	Operations	Operations	Total

		(in thousands)
SIX MONTHS ENDED JUNE 30, 2005:

REVENUES:
Fee income:
Variable annuity policy fees, net of reinsurance	$206,654	$—	$206,654
Asset management fees	—	40,794	40,794
Universal life insurance policy fees, net of reinsurance	17,086	—	17,086
Surrender charges	13,896	—	13,896
Other fees	—	8,085	8,085

Total fee income	237,636	48,879	286,515

Investment income	169,655	1,200	170,855
Net realized investment gain	20,756	40	20,796

Total revenues	428,047	50,119	478,166

BENEFITS AND EXPENSES:
Interest expense	102,161	—	102,161
Amortization of bonus interest	7,130	—	7,130
Claims on universal life insurance contracts, net of reinsurance recoveries	8,480	—	8,480
Guaranteed benefits, net of reinsurance recoveries	16,776	—	16,776
General and administrative expenses	50,107	18,316	68,423
Amortization of deferred acquisition costs and other deferred expenses	88,670	15,380	104,050
Annual commissions	37,417	—	37,417

Total benefits and expenses	310,741	33,696	344,437

Pretax income before cumulative effect of accounting change	$117,306	$16,423	$133,729

Total assets	$31,489,390	$287,236	$31,776,626

Expenditures for long-lived assets	$—	$76	$76

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
4. BUSINESS SEGMENTS (Continued)

		Asset
	Annuity	Management
	Operations	Operations	Total

	(in thousands)
SIX MONTHS ENDED JUNE 30, 2004:

REVENUES:
Fee income:
Variable annuity policy fees, net of reinsurance	$181,155	$—	$181,155
Asset management fees	—	40,926	40,926
Universal life insurance policy fees, net of reinsurance	17,707	—	17,707
Surrender charges	13,491	—	13,491
Other fees	—	7,192	7,192

Total fee income	212,353	48,118	260,471

Investment income	185,943	315	186,258
Net realized investment loss	(10,893)	—	(10,893)

Total revenues	387,403	48,433	435,836

BENEFITS AND EXPENSES:
Interest expense	110,526	1,098	111,624
Amortization of bonus interest	5,224	—	5,224
Claims on universal life insurance contracts, net of reinsurance recoveries	9,922	—	9,922
Guaranteed benefits, net of reinsurance recoveries	30,926	—	30,926
General and administrative expenses	52,601	19,032	71,633
Amortization of deferred acquisition costs and other deferred expenses	64,106	15,409	79,515
Annual commissions	30,131	—	30,131

Total benefits and expenses	303,436	35,539	338,975

Pretax income before cumulative effect of accounting change	$83,967	$12,894	$96,861

Total assets	$29,740,719	$185,487	$29,926,206

Expenditures for long-lived assets	$—	$83	$83

AIG SUNAMERICA LIFE ASSURANCE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s discussion and analysis of financial condition and results of operations of AIG SunAmerica Life Assurance Company (the “Company”) for the three months and six months ended June 30, 2005, and June 30, 2004 follows. Certain prior period amounts have been reclassified to conform to the current period’s presentation.
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
OVERVIEW
     The Company’s primary activities are retirement services, herein discussed as annuity operations, and asset management operations. The annuity operations consist of the sale and administration of deposit-type insurance contracts, such as variable and fixed annuity contracts, universal life insurance contracts and guaranteed investment contracts (“GICs”). The asset management operations are conducted by the Company’s wholly owned registered investment advisor subsidiary, AIG SunAmerica Asset Management Corp (“SAAMCo”), and its wholly owned distributor, AIG SunAmerica Capital Services, Inc. (“SACS”), and its wholly owned servicing administrator, AIG SunAmerica Fund Services, Inc. (“SFS”).
     The Company ranks among the largest U.S. issuers of variable annuity contracts. The Company distributes its products and services through an extensive network of independent broker-dealers, full-service securities firms and financial institutions. In prior years, GICs were marketed directly to banks, municipalities, asset management firms and direct plan sponsors and through intermediaries, such as managers or consultants servicing these groups. In addition, the Company distributes its variable annuity products through a vast network of independent broker-dealers, full service securities firms, financial institutions and its nine affiliated broker-dealers which are among the largest networks of registered representatives in the nation.
     The Company believes that demographic trends have produced strong consumer demand for long-term, investment-oriented products. According to U.S. Census Bureau projections, the number of individuals between the ages of 45 to 64 grew from 51 million to 69 million from 1994 to 2003, making this age group the fastest-growing segment of the U.S. population. Between 1994 and 2003, annual industry premiums from fixed and variable annuity contracts increased from $155 billion to $267 billion.
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
RECENT DEVELOPMENTS
     On May 31, 2005, AIG filed its Annual Report on Form 10-K for the year ended December 31, 2004, which included a restatement of its previously reported financial information for the years 2000-2003 and the adjustment of its previously announced results in 2004. Circumstances affecting AIG can have an impact on the Company. For example, the recent downgrades and ratings actions taken by the major rating agencies with respect to AIG resulted in corresponding downgrades and ratings actions being taken with respect to the Company’s ratings. There can be no assurance that such rating agencies will not take further action with respect to such ratings.
     On May 26, 2005, the New York Attorney General and the New York Superintendent of Insurance filed a civil complaint against AIG as well as its former Chairman and Chief Executive Officer and former Vice Chairman and Chief Financial Officer, in the Supreme Court of the State of New York. The complaint asserts claims under New York’s Martin Act and Insurance Law, among others, and makes allegations concerning certain transactions entered into by AIG and certain of its subsidiaries. Although none of the Company or its subsidiaries are named in the complaint, nor does the complaint seek any remedies against them, due to a provision in the law governing investment companies, if the lawsuit results in an injunction being entered against AIG, then the Company, SAAMCo and SACS will need to obtain permission from the SEC to continue to service its variable annuity and asset management operations. While the SEC has granted this type of relief to others in the past in similar circumstances, there is no assurance that this permission would be granted. Accordingly, no assurance can be given that any further changes in circumstances for AIG will not impact the Company.
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
     VALUATION OF CERTAIN FINANCIAL INSTRUMENTS: Gross unrealized losses on debt and equity securities available for sale amounted to $22.9 million at June 30, 2005. In determining if and when a decline in fair value below amortized cost is other than temporary, the Company evaluates at each reporting period the market conditions, offering prices, trends of earnings, price multiples, and other key measures for investments in debt and equity securities. In particular, for debt securities, the Company assesses the probability that all amounts due are collectible according to the contractual terms of the obligation. When such a decline in value is deemed to be other than temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline. (See also discussion within “Capital Resources and Liquidity” herein).
     Securities in the Company’s portfolio with a carrying value of approximately $695.5 million at June 30, 2005 do not have readily determinable market prices. For these securities, the Company estimates the fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, the Company uses its most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale. The Company’s ability to liquidate its positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and the Company may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral, if any, and other factors may not reflect those of an active market.
     AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER DEFERRED EXPENSES: Policy acquisition costs include commissions and other costs that vary with, and are primarily related to, the production or acquisition of new business. Such costs are deferred and amortized over the estimated lives of the annuity contracts. Approximately 86% of the amortization of DAC and other deferred expenses was attributed to policy acquisition costs deferred by the annuity operations and 14% was attributed to the distribution costs deferred by the asset management operations. For the annuity operations, the Company amortizes DAC and other deferred expenses based on a percentage of expected gross profits (“EGPs”) over the life of the underlying policies. EGPs are computed based on assumptions related to the underlying policies written, including their anticipated duration, the growth rate of the separate account assets (with respect to variable options of the variable annuity contracts) or general account assets (with respect to fixed annuity contracts, Fixed Options and universal life insurance contracts) supporting these obligations, the costs of providing contract guarantees and the level of expenses necessary to administer the policies. The Company adjusts amortization of DAC and other deferred expenses (a “DAC unlocking”) when current, or estimates of future, gross profits to be realized on its annuity contracts are revised as more fully described below. Substantially all of the DAC balance attributed to annuity operations at June 30, 2005 related to variable annuity contracts.
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
     RESERVE FOR GUARANTEED BENEFITS: Pursuant to the adoption of American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”) which was adopted on January 1, 2004, the Company is required to recognize a liability for guaranteed minimum death benefits and other guaranteed benefits. In calculating the projected liability, five thousand stochastically generated investment performance scenarios were developed using the Company’s best estimates. These estimates included, among others, mean equity return and volatility, mortality rates and lapse rates. The estimation of cash flow and the determination of the assumptions used require judgment, which can, at times, be subjective.
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
     The asset management operations are conducted by the Company’s wholly owned registered investment advisor subsidiary, SAAMCo, and its wholly owned distributor, SACS, and its wholly owned servicing administrator, SFS. These companies earn fee income by managing, distributing and administering a diversified family of mutual funds, servicing as investment advisor to certain variable investment portfolios offered within the Company’s variable annuity products and providing professional management of individual, corporate and pension plan portfolios.
RESULTS OF OPERATIONS
     NET INCOME totaled $46.6 million in the second quarter of 2005, compared with $37.9 million in the second quarter of 2004. For the six months ended June 30, 2005, net income amounted to $94.3 million, compared to $6.9 million in 2004.
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX reflected the adoption of SOP 03-1 on January 1, 2004. The Company recorded a loss of $62.6 million, net of tax, which is recognized in the consolidated statement of income and comprehensive income as a cumulative effect of accounting change for the six months ended June 30, 2004.
     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $66.7 million in the second quarter of 2005, compared with $53.0 million in the second quarter of 2004. For the six months, pretax income before cumulative effect of accounting change totaled $133.7 million in 2005, compared to $96.9 million in 2004. The increase in the second quarter of 2005 compared to the second quarter of 2004 was primarily due to greater variable annuity policy fees and lower guaranteed minimum death benefits, partially offset by higher amortization of DAC and other deferred expenses and annual commissions. The increase in the six months of 2005 was primarily due to higher net realized investment gains, greater variable annuity policy fees and lower guaranteed minimum death benefits, partially offset by higher amortization of DAC and other deferred expenses and annual commissions.
     INCOME TAX EXPENSE totaled $20.2 million in the second quarter of 2005, $15.2 million in the second quarter of 2004, $39.4 million in the six months of 2005 and $27.4 million in the six months of 2004 representing effective tax rates of 30%, 29%, 29% and 28%, respectively.
ANNUITY OPERATIONS
     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $58.0 million in the second quarter of 2005, compared with $46.7 million in the second quarter of 2004. For the six months, pretax income before cumulative effect of accounting change totaled $117.3 million in 2005, compared to $84.0 million in 2004. The increase in the second quarter of 2005 compared to the second quarter of 2004 was primarily due to greater variable annuity policy fees and lower guaranteed minimum death benefits, partially offset by higher amortization of DAC and other deferred expenses and annual commissions. The increase in the six months of 2005 compared to 2004 was primarily due to higher net realized investment gains, greater variable annuity policy fees and lower guaranteed minimum death benefits, partially offset by higher amortization of DAC and other deferred expenses and annual commissions.

     NET INVESTMENT SPREAD, a non-GAAP measure, represents investment income less interest credited to Fixed Options, fixed annuity contracts, guaranteed investment contracts and universal life insurance contracts (collectively “Fixed-Rate Products”) and is a key measurement used by the Company in evaluating the profitability of its annuity business. Accordingly, the Company presents an analysis of net investment spread because the Company has determined this measure to be useful and meaningful.
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
     An analysis of net investment spread and a reconciliation to pretax income before cumulative effect of accounting change is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

		(in thousands)

Investment income	$87,758	$95,166	$169,655	$185,943
Interest credited to fixed annuity contracts and Fixed Options	(31,625)	(35,571)	(63,456)	(70,807)
Interest credited to universal life insurance contracts	(17,629)	(18,524)	(35,301)	(37,005)
Interest credited to guaranteed investment contracts	(1,433)	(1,379)	(3,404)	(2,714)

Net investment spread	37,071	39,692	67,494	75,417

Net realized investment gain (loss)	2,915	4,284	20,756	(10,893)
Amortization of bonus interest	(3,921)	(3,286)	(7,130)	(5,224)
Claims on UL insurance contracts, net of reinsurance recoveries	(3,124)	(5,099)	(8,480)	(9,922)
Guaranteed benefits, net of reinsurance recoveries	(5,573)	(13,152)	(16,776)	(30,926)
Fee income, net of reinsurance	119,918	106,651	237,636	212,353
General and administrative expenses	(25,811)	(25,273)	(50,107)	(52,601)
Amortization of DAC and other deferred expenses	(44,379)	(42,043)	(88,670)	(64,106)
Annual commissions	(19,064)	(15,117)	(37,417)	(30,131)

Pretax income before cumulative effect of accounting change	$58,032	$46,657	$117,306	$83,967

     Net investment spread totaled $37.1 million in the second quarter of 2005, compared with $39.7 million in the second quarter of 2004. These amounts equal 2.56% on average invested assets (computed on a daily basis) of $5.80 billion in the second quarter of 2005 and 2.54% on average invested assets of $6.26 billion in the second quarter of 2004. For the six months, net investment spread totaled $67.5 million in 2005 and $75.4 million in 2004, representing 2.30% of average invested assets of $5.86 billion in 2005 and 2.41% of average invested assets of $6.27 billion in 2004 on an annualized basis. The decrease in the net investment spread during the quarter and six months of 2005 reflects the reinvestment of maturing or called securities in the historically low prevailing interest rate environment that persisted for most of 2004.

     The components of net investment spread were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

	(in thousands, except for percentages)

Net investment spread	$37,071	$39,692	$67,494	$75,417
Average invested assets	5,803,678	6,259,041	5,864,414	6,269,022
Average interest-bearing liabilities	5,460,144	5,987,837	5,540,783	5,997,113

Yield on average invested assets	6.05%	6.08%	5.79%	5.93%
Rate paid on average interest bearing liabilities	3.71	3.71	3.69	3.69

Difference between yield and interest rate paid	2.34%	2.37%	2.10%	2.24%

Net investment spread as a percentage of average invested assets	2.56%	2.54%	2.30%	2.41%

     The decline in average invested assets resulted primarily from annuity and GIC withdrawals and net exchanges from Fixed Options into the separate accounts of variable annuity contracts, partially offset by new deposits of Fixed Options. Deposits of Fixed Options and renewal deposits on universal life insurance contracts totaled $351.1 million in the second quarter of 2005, $425.4 million in the second quarter of 2004, $658.7 million in the six months of 2005 and $809.2 million in the six months of 2004 and are primarily deposits for the Fixed Options. The decrease in variable annuity product sales in the 2005 compared to 2004 and the sequential decrease in sales from the first to the second quarter of 2005 was largely attributable to a continued lackluster equity market and regulatory environment for variable annuities, as well as higher than expected sales during the second quarter of 2004 in anticipation of the phase-out of certain death benefits offered on the variable products. The 2005 conditions were magnified by negative press associated with AIG’s regulatory issues. On an annualized basis, these deposits represent 26%, 29%, 24%, and 28%, respectively, of the related reserve balances at the beginning of the respective periods.
     Net investment spread includes the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. Average invested assets exceeded average interest-bearing liabilities by $343.5 million in the second quarter of 2005, compared with $271.2 million in the second quarter of 2004. For the six months, average invested assets exceeded average interest-bearing liabilities by $323.6 million in 2005, compared with $271.9 million in 2004. The difference between the Company’s yield on average invested assets and the rate paid on average interest-bearing liabilities was 2.34% in the second quarter of 2005, 2.37% in the second quarter of 2004, 2.10% in the six months of 2005 and 2.24% in the six months of 2004.
     Investment income (and the related yields on average invested assets) totaled $87.8 million (6.05%) in the second quarter of 2005, $95.2 million (6.08%) in the second quarter of 2004, $169.7 million (5.79%) in the six months of 2005 and $185.9 million (5.93%) in the six months of 2004. The decrease in the investment yield reflects the reinvestment of maturing or called securities in the historically low prevailing interest rate environment that persisted for most of 2004. Expenses incurred to manage the investment portfolio amounted to $0.5 million in the second quarter of 2005, $0.6 million in the second quarter of 2004, $1.0 million in the six months of 2005 and $1.2 million in the six months of 2004. These expenses are included as a reduction of investment income in the consolidated statement of income and comprehensive income.
     Interest expense (and the related rate paid on average interest-bearing liabilities) totaled $50.7 million (3.71%) in the second quarter of 2005 and $55.5 million (3.71%) in the second quarter of 2004. For the six months, interest expense (and the related rate paid on average interest-bearing liabilities) totaled $102.2 million (3.69%) in

2005, compared with $110.5 million (3.69%) in 2004. Interest-bearing liabilities averaged $5.46 billion during the second quarter of 2005, $5.99 billion during the second quarter of 2004, $5.54 billion during the six months of 2005 and $6.00 billion during the six months of 2004.
     NET REALIZED INVESTMENT GAIN/LOSS totaled $2.9 million in the second quarter of 2005 and $4.3 million in the second quarter of 2004 and included impairment writedowns of $7.0 million and $1.5 million, respectively. For the six months, net realized investment gains totaled $20.8 million in 2005, compared with net realized investment losses of $10.9 million in 2004 and included impairment writedowns of $7.7 million and $2.5 million, respectively. The net realized gain includes the mark to market of the S&P 500 put options and the guaranteed minimum account value (“GMAV”) and the guaranteed minimum withdrawal benefit (“GMWB”) embedded derivatives. The net impact from the mark to market of the S&P 500 put options and the GMAV and GMWB embedded derivatives totaled a net loss of $4.6 million, a net gain of $3.1 million, a net loss of $0.7 million and a net loss of $1.2 million in the second quarters and six months of 2005 and 2004, respectively. Thus, net realized gains from sales and redemptions of investments totaled $14.5 million in the second quarter of 2005 and $2.7 million in the second quarter of 2004. For the six months, net realized gains from sales and redemptions of investments totaled $29.2 million in 2005, compared with net realized losses of $7.2 million in 2004.
     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $377.5 million in the second quarter of 2005, $335.3 million in the second quarter of 2004, $906.0 million in the six months of 2005 and $1.18 billion in the six months of 2004. Sales of investments result from the active management of the Company’s investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 1.00%, 0.17%, 0.99% and 0.23% of average invested assets for the second quarter of 2005, the second quarter of 2004, the six months of 2005 and the six months of 2004, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company’s active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.
     Impairment writedowns include $7.0 million, $1.5 million, $7.7 million and $2.5 million of provisions principally applied to bonds in the second quarter of 2005, the second quarter of 2004, the six months of 2005 and the six months of 2004, respectively. On an annualized basis, impairment writedowns represent 0.48%, 0.09%, 0.26% and 0.08% of average invested assets in the respective periods. For the twenty quarters ended June 30, 2005, impairment writedowns as an annualized percentage of average invested assets have ranged from 0.05% to 1.95% and have averaged 0.71%. Such writedowns are based upon estimates of the fair value of invested assets and recorded when declines in the value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events.
     VARIABLE ANNUITY POLICY FEES, NET OF REINSURANCE are generally based on the market value of assets in the separate accounts supporting variable annuity contracts. Such fees totaled $104.0 million in the second quarter of 2005 and $91.6 million in the second quarter of 2004 and are net of reinsurance premiums of $7.0 million and $6.4 million, respectively. For the six months, variable annuity policy fees totaled $206.7 million in 2005 and $181.2 million in 2004 and are net of reinsurance premiums of $14.1 million and $14.9 million, respectively. The increased fees in 2005 compared to 2004 primarily reflect the improved equity market conditions in the latter part of 2004, and the resulting favorable impact on market values of the assets in the separate accounts. On an annualized basis, variable annuity policy fees represent 1.9%, 1.8%, 1.8% and 1.8% of average variable annuity assets in the second quarters and six months of 2005 and 2004, respectively. Variable annuity assets averaged $22.37 billion, $20.13 billion, $22.38 billion and $19.98 billion during the respective periods. Variable annuity deposits, which exclude deposits allocated to the Fixed Options, totaled $422.9 million in the second quarter of 2005 and $757.6 million in the second quarter of 2004. For the six months, variable annuity deposits totaled $997.5 million, compared with $1.50 billion in 2004. On an annualized basis, these amounts represent 8%, 15%, 9% and 16% of variable annuity reserves at the beginning of the respective periods. The decrease in variable annuity product sales in the 2005 compared to 2004 and the sequential decrease in sales from the first to the second quarter of 2005 was largely attributable to a continued lackluster equity market and regulatory environment for variable annuities, as well as higher than expected sales during the second quarter of 2004 in anticipation of the phase-out of certain death benefits offered on the variable products. The 2005 conditions were magnified by negative press associated with AIG’s regulatory issues. Transfers from the Fixed Options to the separate accounts are not classified as variable annuity deposits. Accordingly, changes in variable annuity deposits are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company’s variable annuity products.
     Sales of variable annuity products, which include deposits allocated to the Fixed Options (“Variable Annuity Product Sales”) amounted to $763.9 million, $1.17 billion, $1.64 billion and $2.29 billion in the second quarters and six months of 2005 and 2004, respectively. Such sales primarily reflect those of the Company’s Polaris and Seasons families of variable annuity products which are multi-manager variable annuities that offer investors a choice of several variable and fixed funds, depending on the product. The decrease in Variable Annuity Product Sales in the 2005 compared to 2004 and the sequential decrease in sales from the first to the second quarter of 2005 was largely attributable to a continued lackluster equity market and regulatory environment for variable annuities, as well as higher than expected sales during the second quarter of 2004 in anticipation of the phase-out of certain death benefits offered on the variable products. The 2005 conditions were magnified by negative press associated with AIG’s regulatory issues.
     Withdrawal payments of variable annuity products, which exclude claims and annuitization benefits, totaled $798.5 million, $625.0 million, $1.51 billion and $1.24 billion the second quarters and six months of 2005 and 2004, respectively. Annualized, these payments when expressed as a percentage of average related reserves represent 11.6%, 9.8%, 11.0% and 9.8% for the second quarters and six months of 2005 and 2004, respectively. Surrenders and surrender rates increased from the first quarter to the second quarter of 2005 as well as from the prior year. Management is monitoring emerging experience to determine if the increase is indicative of any unexpected trends and to evaluate the factors that are influencing surrender behavior.
     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, federal initiatives are proposed that could affect the taxation of annuities. (See “Regulation.”)
     UNIVERSAL LIFE INSURANCE POLICY FEES, NET OF REINSURANCE amounted to $8.5 million in the second quarter of 2005 and $8.5 million in the second quarter of 2004 and are net of reinsurance premiums of $8.0 million and $8.4 million, respectively. For the six months, universal life insurance policy fees totaled $17.1 million in 2005 and $17.7 million in 2004 and are net of reinsurance premiums of $16.4 million and $16.5 million, respectively. Universal life insurance policy fees consist of mortality charges, up-front fees earned on deposits received and administrative fees, net of reinsurance premiums. The administrative fees are assessed based on the number of policies in force as of the end of each month. The Company acquired its universal life insurance contracts as part of the acquisition of business from MBL Life Assurance Corporation on December 31, 1998 and does not actively market such contracts. Such fees annualized represent 2.3%, 2.2%, 2.3% and 2.3% of average reserves for universal life insurance contracts in the respective periods.
     SURRENDER CHARGES on variable annuity and universal life insurance contracts totaled $7.3 million in the second quarter of 2005 and $6.5 million in the second quarter of 2004. For the six months, such surrender charges totals $13.9 million in 2005 and $13.5 million in 2004. Surrender charge periods range up to nine years primarily from the date a deposit is received. Surrender charges generally are assessed on withdrawals at declining rates.
     CLAIMS ON UNIVERSAL LIFE INSURANCE CONTRACTS, NET OF REINSURANCE RECOVERIES totaled $3.1 million in the second quarter of 2005, compared with $5.1 million in the second quarter of 2004 and are net of reinsurance recoveries of $7.6 million and $13.4 million, respectively. For the six months, such claims totaled $8.5 million in 2005 and $9.9 million in 2004 and are net of reinsurance recoveries of $14.5 million in 2005 and $22.6 million in 2004. The change in such claims resulted principally from changes in mortality experience and the reinsurance recoveries thereon.
     GUARANTEED BENEFITS, NET OF REINSURANCE RECOVERIES on variable annuity contracts totaled $5.6 million in the second quarter of 2005, compared with $13.2 million in the second quarter of 2004 and are net of reinsurance recoveries of $0.2 million and $0.2 million, respectively. For the six months, guaranteed benefits net of reinsurance recoveries amounted to $16.8 million in 2005 and $30.9 million in 2004 and are net of reinsurance recoveries of $0.6 million in 2005 and $2.4 million in 2004. These guaranteed benefits consist primarily of guaranteed minimum death benefits as well as immaterial amounts of earnings enhancement benefits and guaranteed minimum income benefits. These guarantees are described in more detail in the following paragraphs. The decrease during 2005 reflects the generally improved equity market conditions in the latter part of 2004. Downturns in the equity markets could increase these expenses.
     Guaranteed minimum death benefits (“GMDB”) is a feature issued on a majority of the Company’s variable annuity products. This feature provides that, upon the death of a contract holder, the contract holder’s beneficiary will receive the greater of the contract holder’s account value or a guaranteed minimum death benefit that varies by product and election by the contract holder. The Company bears the risk that death claims following a decline in the debt and equity markets may exceed contract holder account balances and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided.
     Earnings enhancement benefit (“EEB”) is a feature the Company offers on certain variable annuity products. For contract holders who elect the feature, the EEB feature provides an additional death benefit amount equal to a fixed percentage of earnings in the contract, subject to certain maximums. The Company bears the risk that account values following favorable performance of the financial markets will result in greater EEB death claims and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided.
     Guaranteed minimum income benefit (“GMIB”) is a feature the Company offers on certain variable annuity products. This feature provides a minimum fixed annuity payment guarantee for those contract holders who choose to receive fixed lifetime annuity payments after a waiting period in their deferred annuity contracts. The Company bears the risk that the performance of the financial markets will not be sufficient for accumulated contract holder account balances to support GMIB benefits and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. As there is a waiting period to annuitize using the GMIB, there are no policies eligible to receive this benefit at June 30, 2005. The Company has eliminated offering a GMIB feature that guarantees the amount to be annuitized to exceed the amounts deposited in order to mitigate its exposure.
     Guaranteed minimum account value (“GMAV”) is a feature the Company offers on certain variable annuity products. If available and elected by the contract holder at the time of contract issuance, this feature guarantees that the account value under the contract will at least equal the amount of the deposits invested during the first ninety days of the contract, adjusted for any subsequent withdrawals, at the end of a ten-year waiting period. The Company bears the risk that protracted under-performance of the financial markets could result in GMAV benefits being higher than the underlying contract holder account balance and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. The Company has purchased put options on the S&P 500 index to partially offset this risk. Changes in the market value of both the GMAV benefit and the put options are recorded in net realized investment gain/loss in the accompanying consolidated statement of income and comprehensive income.
     Guaranteed minimum withdrawal benefit (“GMWB”) is a feature the Company began offering on certain variable annuity products in May of 2004. If available and elected by the contract holder at the time of contract issuance, this feature provides a guaranteed annual withdrawal stream at the end of a specified wait period, if any, regardless of market performance. The guaranteed withdrawal stream is based upon deposits invested during a specified period adjusted for subsequent withdrawals and may include a guaranteed step-up bonus for delaying initial withdrawals for a specified wait period. The Company bears the risk that protracted under-performance of the financial markets could result in GMWB benefits being higher than the underlying contract holder account balance and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. The Company has purchased put options on the S&P 500 index to partially offset this risk. Changes in the market value of both the GMWB benefit and the put options are recorded in net realized investment gain/loss in the accompanying consolidated statement of income and comprehensive income.
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
     GENERAL AND ADMINISTRATIVE EXPENSES totaled $25.8 million in the second quarter of 2005 and $25.3 million in the second quarter of 2004. For the six months, general and administrative expenses totaled $50.1 million in 2005 and $52.6 million in 2004. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.
     AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER DEFERRED EXPENSES totaled $44.4 million in the second quarter of 2005, compared with $42.0 million in the second quarter of 2004. For the six months, such amortization totaled $88.7 million in 2005, compared with $64.1 million in 2004. The increase in the amortization in 2005 reflects higher variable annuity policy fee income, higher net realized investment gains and lower guaranteed benefits.
     ANNUAL COMMISSIONS totaled $19.1 million in the second quarter of 2005, compared with $15.1 million in the second quarter of 2004. For the six months, annual commissions totaled $37.4 million in 2005 and $30.1 million in 2004. Annual commissions generally represent commissions paid quarterly in arrears to maintain the persistency of certain of the Company’s variable annuity contracts. Substantially all of the Company’s currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. The vast majority of the Company’s average balances of its variable annuity products are currently subject to such annual commissions. The increase in annual commissions primarily reflects higher trail commissions.
ASSET MANAGEMENT OPERATIONS
     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $8.7 million in the second quarter of 2005, compared to $6.4 million in the second quarter of 2004. For the six months, pretax income before cumulative effect of accounting change amounted to $16.4 million in 2005 and $12.9 million in 2004. The increase in pretax income for the quarter and six months of 2005 was primarily due to decreased interest expense, decreased general and administrative expenses, higher investment income and increased other revenues.
     ASSET MANAGEMENT FEES, which include investment advisory fees and certain 12b-1 distribution fees, are based on the market value of assets managed by SAAMCo in its retail mutual funds and certain funds that serve as investment vehicles to variable annuity portfolios. Such fees totaled $20.1 million based primarily on retail mutual fund average assets managed of $9.86 billion in the second quarter of 2005 and $21.3 million on average assets managed of $9.64 billion in the second quarter of 2004. For the six months, asset management fees amounted to $40.8 million on average assets managed of $9.95 billion in 2005 and $40.9 million on average assets managed of $9.62 billion in 2004. Asset management fees included $1.1 million in the second quarter and six months of 2004 from the terminated variable annuity directed brokerage program. Retail mutual fund sales, excluding sales of money market funds, totaled $456.7 million in the second quarter of 2005, compared to $538.1 million in the second quarter of 2004. For the six months, mutual fund sales amounted to $873.8 million in 2005 and $1.24 billion in 2004. Redemptions of such funds, excluding redemptions of money market funds, amounted to $483.1 million in the second quarter of 2005, $379.1 million in the second quarter of 2004, $1.00 billion in the six months of 2005 and $742.1 million in the six months of 2004 which, annualized, represent 24%, 19%, 24% and 19%, respectively, of average related mutual fund assets. While the exact cause for the adverse developments in sales and redemptions are not clear, management believes a portion is attributable to investors’ apprehensive sentiment toward the mutual fund equity market during the six months of 2005. Management continues to monitor emerging experience to determine if the adverse developments in sales and redemptions is indicative of any unexpected trends.
     OTHER FEES was $4.4 million and $3.6 million for the second quarters of 2005 and 2004, respectively and $8.1 million and $7.2 million for the six months ended June 30, 2005 and 2004, respectively. The increase in the quarter and six months ended June 30, 2005 results from a New Jersey state grant for maintaining employment in certain areas of the state in 2004.
     INVESTMENT INCOME was $0.7 million in the second quarter of 2005, $0.1 million in the second quarter of 2004, $1.2 million in the six months of 2005 and $0.3 million in the six months of 2004. The increase in the quarter and six months of 2005 is attributable to higher yields in 2005 and increased average invested assets.
     GENERAL AND ADMINISTRATIVE EXPENSES totaled $8.9 million in the second quarter of 2005, $10.1 million in the second quarter of 2004, $18.3 million in the six months of 2005 and $19.0 million in the six months of 2004. The decrease in 2005 is primarily attributable to the absence of $1.1 million of expenses related to the terminated variable annuity directed brokerage program.
     Interest expense was $0.5 million and $1.1 million in the second quarter and six months of 2004, respectively. All subordinated notes were retired on December 29, 2004.
     AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER DEFERRED EXPENSES includes amortization of distribution costs that totaled $7.7 million in the second quarter of 2005, compared with $8.0 million in the second quarter of 2004. For the six months, such amortization totaled $15.4 million in both 2005 and 2004.
CAPITAL RESOURCES AND LIQUIDITY
     SHAREHOLDER’S EQUITY increased to $1.81 billion at June 30, 2005 from $1.75 billion at December 31, 2004 due to $94.3 million of net income partially offset by a $25.0 million dividend to the Parent and a $14.1 million decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income was related to the decline in value of the Company’s portfolio of bonds, notes and redeemable preferred stocks (the “Bond Portfolio”) as interest rates have risen, partially offset by the related amortization of DAC and other deferred expenses and income tax effects.
     INVESTMENTS AND CASH at June 30, 2005 totaled $7.22 billion, compared with $7.13 billion at December 31, 2004. The Company’s invested assets are managed by an affiliate. The following table summarizes the Company’s Bond Portfolio and other investments and cash at June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
	Fair	Percent of	Fair	Percent of
	Value	Portfolio	Value	Portfolio

	(in thousands, except for percentages)

Bond Portfolio:

U.S. government securities	$34,087	0.5%	$30,300	0.4%
Mortgage-backed securities	983,344	13.6	956,567	13.4
Securities of public utilities	305,899	4.2	332,038	4.7
Corporate bonds and notes	2,862,371	39.7	2,902,829	40.8
Other debt securities	878,503	12.2	917,743	12.9

Total Bond Portfolio	5,064,204	70.2	5,139,477	72.2

Mortgage loans	600,714	8.3	624,179	8.7
Common stocks	27,929	0.4	26,452	0.4
Cash and short-term investments	278,034	3.8	201,117	2.8
Securities lending collateral	987,879	13.7	883,792	12.4
Other invested assets	259,070	3.6	250,969	3.5

Total investments and cash	$7,217,830	100.0%	$7,125,986	100.0%

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
     THE BOND PORTFOLIO, which constituted 70% of the Company’s total investment portfolio at June 30, 2005, had an aggregate fair value that was $121.9 million greater than its amortized cost at June 30, 2005, compared with $151.7 million at December 31, 2004.
     At June 30, 2005, the Bond Portfolio had an aggregate fair value of $5.06 billion and an aggregate amortized cost of $4.94 billion. At June 30, 2005, the Bond Portfolio included $4.44 billion of bonds rated by Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”) or Fitch (“Fitch”) and $623.6 million of bonds rated by the National Association of Insurance Commissioners (“NAIC”) or the Company pursuant to statutory ratings guidelines established by the NAIC. At June 30, 2005, approximately $4.70 billion of the Bond Portfolio was investment grade, including $1.02 billion of mortgage-backed securities (“MBS”) and U.S. government/agency securities.
     At June 30, 2005, the Bond Portfolio included $360.2 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 1% of the Company’s total assets and approximately 5% of its invested assets. Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. An economic downturn could produce higher than average issuer defaults on the non-investment-grade securities, which could cause the Company’s investment returns and net income to decline. At June 30, 2005, the Company’s non-investment-grade bond portfolio consisted of 148 issues with no single issuer representing more than 10% of the total non-investment-grade portfolio. These non-investment-grade securities are comprised of bonds spanning 10 industries with 17%, 14%, 13%, 12% and 11% concentrated in telecommunications, utilities, financial services, transportation and cyclical consumer industries, respectively. No other industry concentration constituted more than 10% of these assets.

     The following summarizes the Company’s rated bonds by rating classification as of June 30, 2005.
RATED BONDS BY RATING CLASSIFICATION
(dollars in millions)

			Issues not rated by S&P/Moody’s/
Issues rated by S&P/Moody’s /Fitch			Fitch, by NAIC category			Total
			NAIC					Percent of
S&P/Moody’s/Fitch		Estimated fair	category	Amortized	Estimated fair		Estimated fair	total invested
Category(1)	Amortized Cost	value	(2)	Cost	value	Amortized Cost	value	assets

AAA+ to A- (Aaa to A3) [AAA to A-]	$2,978	$3,037	1	$287	$292	$3,265	$3,329	46.12%

BBB+ to BBB- (Baa to Baa3) [BBB+ to BBB-]	1,118	1,141	2	224	234	1,342	1,375	19.05%

BB+ to BB- (Bal to Ba3) [BB+ to BB-]	159	162	3	28	30	187	192	2.66%

B+ to B- (Bl to B3) [B+ to B-]	77	86	4	7	7	84	93	12.9%

CCC+ to CCC- (Caal to Caa3) [CCC+ to CCC-]	13	11	5	12	19	25	30	0.42%

CC to D (Ca to C) [CC to D]	2	4	6	37	41	39	45	0.62%

TOTAL RATED ISSUES	$4,347	$4,441		$595	$623	$4,942	$5,064

     Footnotes to the table of Rated Bonds by Rating Classification

(1)	S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt’s relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody’s rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt’s relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody’s and Fitch ratings if rated by multiple agencies.

(2)	Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for non-defaulted bonds plus one category 6, for bonds in or near default. These six categories correspond with the S&P/Moody’s/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $37.1 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

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
     As a result of these policies, the Company recorded pretax impairment writedowns of $7.7 million and $2.6 million in the six months of 2005 and 2004, respectively. No individual impairment loss, net of DAC and taxes, exceeded 10% of the Company’s net income for the six months ended June 30, 2005.
     Excluding the impairments noted above, the changes in fair value for the Company’s Bond Portfolio, which constitutes the vast majority of the Company’s investments, were recorded as a component of other comprehensive income in shareholder’s equity as unrealized gains or losses.
     At June 30, 2005, the fair value of the Company’s Bond Portfolio aggregated $5.06 billion. Of this aggregate fair value, less than 0.01% represented securities trading at or below 75% of amortized cost. The impact of unrealized losses on net income will be further mitigated upon realization, because realization will result in current decreases in the amortization of DAC and other deferred expenses and decreases in income taxes.
     At June 30, 2005, approximately $3.63 billion, at amortized cost, of the Bond Portfolio had a fair value of $3.78 billion resulting in an aggregate unrealized gain of $144.8 million. At June 30, 2005, approximately $1.31 billion, at amortized cost, of the Bond Portfolio had a fair value of $1.28 billion resulting in an aggregate unrealized loss of $22.9 million. No single issuer accounted for more than 10% of unrealized losses. Approximately 32% of unrealized losses were from the financial services industry. No other industry accounted for more than 10% of unrealized losses.

     The amortized cost of the Bond Portfolio in an unrealized loss position at June 30, 2005, by contractual maturity, is shown below.

Amortized Cost

(in thousands)

Due in one year or less	$42,804
Due after one year through five years	641,487
Due after five years through ten years	387,329
Due after ten years	236,030

Total	$1,307,650

     The aging of the Bond Portfolio in an unrealized loss position at June 30, 2005 is shown below:

(dollars in	Less than or Equal to 20%			Greater than 20% to 50%			Greater than 50%
thousands)	of Amortized Cost			of Amortized Cost			of Amortized Cost			Total
	Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized
Months	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items

Investment Grade Bonds

0-6	$449,840	$(2,344)	75	$—	$—	—	$—	$—	—	$449,840	$(2,344)	75
7-12	345,243	(5,123)	52	—	—	—	—	—	—	345,243	(5,123)	52
>12	421,845	(10,523)	60	—	—	—	—	—	—	421,845	(10,523)	60

Total	$1,216,928	$(17,990)	187	$—	$—	—	$—	$—	—	$1,216,928	(17,990)	187

Below Investment Grade Bonds
0-6	$35,533	$(881)	21	$—	$—	—	$—	$—	—	$35,533	$(881)	21
7-12	22,380	(313)	5	1,502	(343)	2	—	—	—	23,882	(656)	7
>12	26,091	(2,003)	7	5,216	(1,335)	2	—	—	—	31,307	(3,338)	9

Total	$84,004	$(3,197)	33	$6,718	$(1,678)	4	$—	$—	—	$90,722	$(4,875)	37

Total Bonds
0-6	$485,373	$(3,225)	96	$—	$—	—	$—	$—	—	$485,373	$(3,225)	96
7-12	367,623	(5,436)	57	1,502	(343)	2	—	—	—	369,125	(5,779)	59
>12	447,936	(12,526)	67	5,216	(1,335)	2	—	—	—	453,152	(13,861)	69

Total	$1,300,932	$(21,187)	220	$6,718	$(1,678)	4	$—	$—	—	$1,307,650	$(22,865)	224

     In the six months of 2005, the pretax realized losses incurred with respect to the sale of fixed-rate securities in the Bond Portfolio was $4.2 million. The aggregate fair value of securities sold was $82.7 million, which was approximately 95% of amortized cost. The average period of time that securities sold at a loss during the six months of 2005 and were trading continuously at a price below amortized cost was approximately 14 months.
     The valuation for the Company’s Bond Portfolio comes from market exchanges or dealer quotations, with the exception of non-traded securities. The Company considers non-traded securities to mean certain fixed income investments and certain structured securities. The aggregate fair value of these securities at June 30, 2005 was approximately $695.5 million. The Company estimates the fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, the Company uses its most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale.
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
     Senior secured loans (“Secured Loans”) are included in the Bond Portfolio and aggregated $231.8 million at June 30, 2005. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At June 30, 2005, Secured Loans consisted of $142.4 million of privately traded securities and $89.5 million of publicly traded securities. These Secured Loans are composed of loans to 48 borrowers spanning 10 industries, with 31%, 16%, 15%, and 14% from the utilities, transportation, noncyclical consumer products and telecommunications industries, respectively. No other industry constituted more than 10% of these assets.
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
     MORTGAGE LOANS aggregated $600.7 million at June 30, 2005 and consisted of 96 commercial first mortgage loans with an average loan balance of approximately $6.3 million, collateralized by properties located in 29 states. Approximately 37% of this portfolio was office, 15% was multifamily residential, 13% was manufactured housing, 12% was industrial, 11% was hotels, and 12% was other types. At June 30, 2005, approximately 32%, 12% and 10% of this portfolio were secured by properties located in California, Michigan and Massachusetts, respectively. No more than 10% of this portfolio was secured by properties located in any other single state. At June 30, 2005, 13 mortgage loans have an outstanding balance of $10 million or more, which collectively aggregated approximately 49% of this portfolio. At June 30, 2005, approximately 37% of the mortgage loan portfolio consisted of loans with balloon payments due before July 1, 2008. During 2005 and 2004, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.
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
     POLICY LOANS totaled $176.2 million at June 30, 2005, compared with $186.0 million at December 31, 2005, and primarily present loans taken against universal life insurance contracts.
     SECURITIES LENDING COLLATERAL totaled $987.9 million at June 30, 2005, compared with $883.8 million at December 31, 2004, and consisted of cash collateral invested in highly rated short-term securities received in connection with the Company’s securities lending program. The increase in securities lending collateral in 2005 results from increased demand for securities in the Company’s portfolio. Although the cash collateral is currently invested in highly rated short-term securities, the applicable collateral agreements permit the cash collateral to be invested in highly liquid short and long-term investment portfolios. At least 75% of the portfolio’s short-term investments must have external issue ratings of A-1/P-1, one of the highest ratings for short-term credit quality. Long-term investments include corporate notes with maturities of five years or less and a credit rating by at least two nationally recognized statistical rating organizations (“NRSRO”), with no less than a S&P rating of A or equivalent by any other NRSRO.
     ASSET-LIABILITY MATCHING is utilized by the Company in an effort to minimize the risks of interest rate fluctuations and disintermediation (i.e. the risk of being forced to sell investments during unfavorable market conditions). The Company believes that its Fixed-Rate Products should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company’s Fixed-Rate Products incorporate incentives, surrender charges and/or other restrictions in order to encourage persistency. Approximately 78% of the Company’s reserves for Fixed-Rate Products had surrender penalties or other restrictions at June 30, 2005.
     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its Fixed-Rate Products and conducting its investment operations to closely match the duration and cash flows of the fixed-rate assets to that of its fixed-rate liabilities. The fixed-rate assets in the Company’s asset-liability modeling include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; policy loans; and investments in limited partnerships that invest primarily in fixed-rate securities. At June 30, 2005, these assets had an aggregate fair value of $6.09 billion with an option-adjusted duration of 3.3 years. The Company’s fixed-rate liabilities include Fixed Options, as well as universal life insurance, fixed annuity and GIC contracts. At June 30, 2005, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $5.14 billion with an option-adjusted duration of 3.7 years. The Company’s potential exposure due to a relative 10% increase in prevailing interest rates from its June 30, 2005 levels is a loss of approximately $2.6 million, representing a decrease in fair value of its fixed-rate assets that is not offset by a decrease in fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.
     Option-adjusted duration is a common measure for the price sensitivity of a fixed-maturity portfolio to changes in interest rates. For example, if interest rates increase 1%, the fair value of an asset with a duration of 5.0 years is expected to decrease in value by approximately 5%. The Company estimates the option-adjusted duration of its assets and liabilities using a number of different interest rate scenarios, assuming continuation of existing investment and interest crediting strategies, including maintaining an appropriate level of liquidity. Actual company and contract holder behaviors may be different than was assumed in the estimate of option-adjusted duration and these differences may be material.
     A significant portion of the Company’s fixed annuity contracts and Fixed Options has reached or is near the minimum contractual guaranteed rate (generally 3%). Continued declines in interest rates could cause the spread between the yield on the portfolio and the interest rate credited to policyholders to deteriorate.
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

	Six Months
	Ended June 30,	Years Ended December, 31
	2005	2004	2003	2002

Average 10-year U.S. Treasury bond rate:	4.22%	4.26%	4.01%	4.61%
AIG SunAmerica Life Assurance Company:
Average yield on Bond Portfolio	5.62	5.66	5.75	6.23
Rate paid on average interest-bearing liabilities	3.69	3.71	3.71	3.93
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
     INVESTED ASSETS EVALUATION is routinely conducted by the Company. The Company identifies monthly those investments that require additional monitoring and carefully reviews the carrying values of such investments at least quarterly to determine whether specific investments should be placed on a nonaccrual basis and to determine declines in value that may be other than temporary. In conducting these reviews for bonds, management principally considers the adequacy of any collateral, compliance with contractual covenants, the borrower’s recent financial performance, news reports and other externally generated information concerning the creditor’s affairs. In the case of publicly traded bonds, management also considers market value quotations, if available. For mortgage loans, management generally considers information concerning the mortgaged property and, among other things, factors impacting the current and expected payment status of the loan and, if available, the current fair value of the underlying collateral. For investments in partnerships, management reviews the financial statements and other information provided by the general partners.
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
     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, had a fair value of $40.5 million of bonds at June 30, 2005, and constituted approximately 0.6% of total invested assets. At December 31, 2004, defaulted investments totaled $40.1 million of bonds, which constituted approximately 0.6% of total invested assets.
     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company’s existing portfolio of cash and short-term investments, reverse repurchase agreement capacity on invested assets and, if required, proceeds from invested asset sales. The Company’s liquidity is primarily derived from operating cash flows from annuity operations. At June 30, 2005, approximately $3.78 billion of the Bond Portfolio had an aggregate unrealized gain of $144.8 million, while approximately $1.28 billion of the Bond Portfolio had an aggregate unrealized loss of $22.9 million. In addition, the Company’s investment portfolio currently provides approximately $43.5 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company’s annuity products have been more than sufficient in amount to satisfy the Company’s liquidity needs.
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
GUARANTEES AND OTHER COMMITMENTS
     The Company has six agreements outstanding in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. In addition, pursuant to these agreements the Company guarantees the payment of these securities upon redemption. The maximum liability under these guarantees at June 30, 2005 is $185.5 million. The expiration dates of these commitments are as follows: $71.1 million in 2005 and $114.4 million in 2006. Related to each of these agreements are participation agreements with the Parent, under which the Parent will share in $58.6 million of these liabilities in exchange for a proportionate percentage of the fees received under these agreements.
     At June 30, 2005, the Company held reserves for GICs with maturity dates as follows: $86.9 million in 2005 and $29.3 million in 2024.

RECENTLY ISSUED ACCOUNTING STANDARDS
     In July 2003, the AICPA issued SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). This statement was effective as of January 1, 2004, and requires the Company to recognize a liability for GMDB and certain living benefits related to its variable annuity contracts, account for enhanced crediting rates or bonus payments to contract holders and modifies certain disclosures and financial statement presentations for these products. In addition, SOP 03-1 addresses the presentation and reporting of separate accounts and the capitalization and amortization of certain other expenses. The Company reported for the first quarter of 2004 a one-time cumulative accounting charge of $62,589,000 ($96,291,000 pre-tax) to reflect the liability and the related impact on DAC as of January 1, 2004.
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
     Risk-based capital (“RBC”) standards are designed to measure the adequacy of an insurer’s statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer’s RBC is deficient. The RBC formula develops a risk-adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The risk based adjusted capital of the Company as of June 30, 2005 exceeded the RBC requirements that would require state regulatory action.
     New RBC requirements for variable annuities have been adopted by the NAIC. The new requirements differ from traditional RBC approach in that they are based on company models and statistical methods, rather than factors, to determine target regulatory capital. These new RBC requirements will be phased in over three years beginning with the year ended December 31, 2005.
     The federal government does not directly regulate the business of insurance, however, the Company, its subsidiaries and its products are governed by federal agencies, including the Securities and Exchange Commission (“SEC”), the Internal Revenue Service and the self-regulatory organization, National Association of Securities Dealers, Inc. (“NASD”). Federal legislation and administrative policies in several areas, including financial services regulation, pension regulation and federal taxation, can significantly and adversely affect the life insurance industry. The federal government has from time to time considered legislation relating to the deferral of taxation on the accretion of value within certain annuities and life insurance products, changes in the Employee Retirement Income Security Act regulations, the alteration of the federal income tax structure and the availability of Section 401(k) and individual retirement accounts. Although the ultimate effect of any such changes, if implemented, is uncertain, both the persistency of our existing products and our ability to sell products may be materially impacted in the future.
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
Item 4. Controls and Procedures
     The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include controls and procedures reasonably designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In addition, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that occurred during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 4. Submissions of Matters to a Vote of Security Holders
     No matters were submitted by the Company during the quarter ending June 30, 2005 to a vote of its security holder through the solicitation of proxies or otherwise.
Item 5. Other Information
     The Company did not file timely with the SEC its Annual Report on Form 10-K for the fiscal year December 31, 2004. Pursuant to a Form 12b-25 filed with the SEC on March 31, 2005, the Company’s filing deadline for its Annual Report on Form 10-K was extended to April 15, 2005. The Company filed its Annual Report on Form 10-K with the SEC on April 18, 2005.
Item 6. Exhibits
     See accompanying Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIG SUNAMERICA LIFE ASSURANCE COMPANY Registrant
/s/ N. SCOTT GILLIS
Date: August 12, 2005	N. Scott Gillis
Senior Vice President, Chief Financial Officer and Director

Date: August 12, 2005	/s/ STEWART POLAKOV
Stewart Polakov
Senior Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99(a)	General Guarantee Agreement, dated January 4, 1999, between the Company and American Home Assurance Company (“American Home”), relating to the guarantee of the Company’s obligations to each policy holder of the Company.

99(b)	Agreement between American International Group, Inc. and Anchor National Life Insurance Company, dated January 4, 1999, whereby AIG agrees to maintain the necessary balance of the policyholders’ surplus for the Company to perform its obligations under any policy it has issued.