Form 10-Q
period 2005-09-30
AIG SUNAMERICA LIFE ASSURANCE CO
filed 2005-11-09
CIK 6342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 33-47472
AIG SUNAMERICA LIFE ASSURANCE COMPANY

Incorporated in Arizona	86-0198983 I.R.S. Employer Identification No.
1 SunAmerica Center, Los Angeles, California 90067-6022
Registrant’s telephone number, including area code: (310) 772-6000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 8, 2005: 3,511

AIG SUNAMERICA LIFE ASSURANCE COMPANY

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2005	2004

	(in thousands)
ASSETS

Investments and cash:
Cash and short-term investments	$393,729	$201,117
Bonds, notes and redeemable preferred stocks available for sale, at fair value (amortized cost: September 30, 2005, $4,766,520; December 31, 2004, $4,987,728)	4,827,454	5,139,477
Mortgage loans	524,468	624,179
Policy loans	172,316	185,958
Mutual funds	21,773	6,131
Common stocks available for sale, at fair value (cost: September 30, 2005, $25,015; December 31, 2004, $25,015)	27,583	26,452
Securities lending collateral, at cost (approximates fair value)	974,379	883,792
Other invested assets	53,121	58,880

Total investments and cash	6,994,823	7,125,986

Variable annuity assets held in separate accounts	23,654,069	22,612,451
Accrued investment income	71,295	73,769
Deferred acquisition costs	1,376,059	1,349,089
Other deferred expenses	256,497	257,781
Income taxes currently receivable from Parent	44,110	9,945
Goodwill	14,038	14,038
Other assets	61,162	52,956

TOTAL ASSETS	$32,472,053	$31,496,015

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED BALANCE SHEET (Continued)
(Unaudited)

	September 30,	December 31,
	2005	2004

	(in thousands)
LIABILITIES AND SHAREHOLDER’S EQUITY

Reserves, payables and accrued liabilities:
Reserves for fixed annuity and fixed accounts of variable annuity contracts	$3,707,473	$3,948,158
Reserves for universal life insurance contracts	1,485,683	1,535,905
Reserves for guaranteed investment contracts	116,888	215,331
Reserves for guaranteed benefits	69,102	76,949
Securities lending payable	974,379	883,792
Due to affiliates	13,565	21,655
Payable to brokers	109,660	—
Other liabilities	200,820	190,198

Total reserves, payables and accrued liabilities	6,677,570	6,871,988

Variable annuity liabilities related to separate accounts	23,654,069	22,612,451

Deferred income taxes	312,090	257,532

Total liabilities	30,643,729	29,741,971

Shareholder’s equity:
Common stock	3,511	3,511
Additional paid-in capital	760,890	758,346
Retained earnings	1,035,314	919,612
Accumulated other comprehensive income	28,609	72,575

Total shareholder’s equity	1,828,324	1,754,044

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$32,472,053	$31,496,015

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
For the three months and nine months ended September 30, 2005 and 2004
(Unaudited)

	Three Months		Nine Months
	2005	2004	2005	2004

		(in thousands)
REVENUES

Fee income:
Variable annuity policy fees, net of reinsurance	$109,803	$93,225	$316,457	$274,380
Asset management fees	20,933	21,707	61,727	62,633
Universal life insurance policy fees, net of reinsurance	7,939	7,481	25,025	25,188
Surrender charges	6,985	6,482	20,881	19,973
Other fees	3,655	3,857	11,740	11,049

Total fee income	149,315	132,752	435,830	393,223

Investment income	93,018	89,905	263,873	276,163
Net realized investment gains (losses)	857	(16,890)	21,653	(27,783)

Total revenues	243,190	205,767	721,356	641,603

BENEFITS AND EXPENSES
Interest expense:
Fixed annuity and fixed accounts of variable annuity contracts	31,073	35,799	94,529	106,606
Universal life insurance contracts	17,644	18,474	52,945	55,479
Guaranteed investment contracts	1,548	1,550	4,952	4,264
Subordinated notes payable to affiliates	—	523	—	1,621

Total interest expense	50,265	56,346	152,426	167,970
Amortization of bonus interest	5,963	2,544	13,093	7,768
Claims on universal life insurance contracts, net of reinsurance recoveries	5,411	3,577	13,891	13,499
Guaranteed benefits, net of reinsurance recoveries	3,963	17,314	20,739	48,240
General and administrative expenses	33,900	32,649	102,323	104,282
Amortization of deferred acquisition costs and other deferred expenses	61,893	26,722	165,943	106,237
Annual commissions	18,710	15,114	56,127	45,245

Total benefits and expenses	180,105	154,266	524,542	493,241

PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	63,085	51,501	196,814	148,362

Income tax expense	15,111	8,418	54,550	35,783

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	47,974	43,083	142,264	112,579

Cumulative effect of accounting change, net of tax	—	—	—	(62,589)

NET INCOME	$47,974	$43,083	$142,264	$49,990

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME (Continued)
For the three months and nine months ended September 30, 2005 and 2004
(Unaudited)

	Three Months		Nine Months
	2005	2004	2005	2004

		(in thousands)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Net unrealized gains (losses) on debt and equity securities available for sale identified in the current period, less related amortization of deferred acquisition costs and other deferred expenses	$(43,145)	$50,076	$(48,920)	$(24,292)

Less reclassification adjustment for net realized (gains) losses included in net income	(2,358)	12,988	(17,361)	19,386

Net unrealized losses on foreign currency	(477)	—	(1,360)	—

Income tax benefit (expense)	16,094	(22,073)	23,675	1,716

OTHER COMPREHENSIVE INCOME (LOSS)	(29,886)	40,991	(43,966)	(3,190)

COMPREHENSIVE INCOME	$18,088	$84,074	$98,298	$46,800

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2005 and 2004
(Unaudited)

	2005	2004

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$142,264	$49,990
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	62,589
Interest credited to:
Fixed annuity and fixed accounts of variable annuity contracts	94,529	106,606
Universal life insurance contracts	52,945	55,479
Guaranteed investment contracts	4,952	4,264
Net realized investment (gains) losses	(21,653)	27,783
Amortization of net premium/(accretion of net discount) on investments	6,380	(890)
Amortization of deferred acquisition costs and other expenses	179,036	114,005
Acquisition costs deferred	(149,187)	(190,437)
Other expenses deferred	(32,435)	(51,312)
Provision for deferred income taxes	78,233	56,501
Change in:
Accrued investment income	2,474	(1,280)
Income taxes currently payable to/receivable from Parent	(34,165)	14,037
Other assets	(8,367)	4,973
Due from/to affiliates	(8,090)	(10,194)
Other liabilities	2,550	2,818
Other, net	6,197	12,536

NET CASH PROVIDED BY OPERATING ACTIVITIES	315,663	257,468

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
Bonds, notes and redeemable preferred stocks	(1,510,343)	(1,153,904)
Mortgage loans	(71,307)	(25,760)
Other investments, excluding short-term investments	(35,191)	(20,671)
Sales of:
Bonds, notes and redeemable preferred stocks	1,166,975	755,843
Other investments, excluding short-term investments	56,523	14,589
Redemptions and maturities of:
Bonds, notes and redeemable preferred stocks	657,189	633,620
Mortgage loans	171,905	67,747
Other investments, excluding short-term investments	13,188	13,921

NET CASH PROVIDED BY INVESTING ACTIVITIES	$448,939	$285,385

See accompanying notes to consolidated financial statements.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
For the nine months ended September 30, 2005 and 2004
(Unaudited)

	2005	2004

	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits received on:
Fixed annuity and fixed accounts of variable annuity contracts	$981,372	$1,082,777
Universal life insurance contracts	31,122	32,532
Net exchanges from the fixed accounts of variable annuity contracts	(822,367)	(962,641)
Withdrawal payments on:
Fixed annuity and fixed accounts of variable annuity contracts	(435,145)	(330,033)
Universal life insurance contracts	(46,044)	(54,943)
Guaranteed investment contracts	(103,420)	(6,673)
Claims and annuity payments, net of reinsurance, on:
Fixed annuity and fixed accounts of variable annuity contracts	(77,425)	(83,045)
Universal life insurance contracts	(75,083)	(84,879)
Net payment related to a modified coinsurance transaction	—	(4,738)
Dividend paid to Parent	(25,000)	(2,500)

NET CASH USED IN FINANCING ACTIVITIES	(571,990)	(414,143)

NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS	192,612	128,710

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD	201,117	133,105

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD	$393,729	$261,815

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid on indebtedness	$—	$1,621

Income taxes paid to Parent	$11,097	$47,424

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

The Company owns 100% of the outstanding capital stock of its consolidated subsidiary, AIG SunAmerica Asset Management Corp. (“SAAMCo”) which in turn has two wholly owned subsidiaries: AIG SunAmerica Capital Services, Inc. (“SACS”) and AIG SunAmerica Fund Services, Inc. (“SFS”).

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

2.	RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2005, the American Institute of Certified Public Accountants issued SOP 05-1,”Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). This statement provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is evaluating the provisions of SOP 05-1. Based on current practices, management believes the adoption of SOP 05-1 will not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

3.	COMMITMENTS AND CONTINGENT LIABILITIES

The Company has six agreements outstanding in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. In addition, pursuant to these agreements the Company guarantees the payment of these securities upon redemption. The maximum liability under these guarantees at September 30, 2005 is $185,492,000. The expiration dates of these commitments are as follows: $26,385,000 in the remainder of 2005 and $159,107,000 in 2006. Related to each of these agreements are participation agreements under which the Parent will share in $58,610,000 of these liabilities in exchange for a proportionate percentage of the fees received under these agreements.

At September 30, 2005, the Company has a commitment to purchase a total of approximately $7,000,000 of asset-backed securities in the ordinary course of business. This commitment has a contractual maturity date in November of 2005.

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

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
3.	COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

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

On May 26, 2005, the New York Attorney General and the New York Superintendent of Insurance filed a civil complaint against AIG as well as its former Chairman and Chief Executive Officer and former Vice Chairman and Chief Financial Officer, in the Supreme Court of the State of New York. The complaint asserts claims under New York’s Martin Act and Insurance Law, among others, and makes allegations concerning certain transactions entered into by AIG and certain of its subsidiaries. Although none of the Company or its subsidiaries are named in the complaint, nor does the complaint seek any remedies against them, due to a provision in the law governing investment companies, if the lawsuit results in an injunction being entered against AIG, then the Company, SAAMCo and SACS will need to obtain permission from the Securities and Exchange Commission (“SEC”) to continue to service its variable annuity and asset management operations. While the SEC has granted this type of relief to others in the past in similar circumstances, there is no assurance that this permission would be granted. Accordingly, no assurance can be given that any further changes in circumstances for AIG will not impact the Company.

4.	RELATED PARTY TRANSACTION

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

In the past, participation in the SICO Plans by any person, and the amount of such participation was at the sole discretion of SICO’s Board of Directors. None of the costs of the various benefits provided under the SICO Plans has been paid by the Company, although the Company has recorded a charge to reported earnings for the deferred compensation amounts paid to employees of the Company or its subsidiaries and affiliates by SICO and allocated to the Company, with an offsetting entry to additional paid-in capital reflecting amounts deemed contributed by SICO. The SICO Plans provide that shares currently owned by SICO may be set aside by SICO for the benefit of the participant and distributed upon retirement. The SICO Board of Directors may permit an early payout under certain circumstances. Prior to payout, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant’s voluntary termination of employment with AIG or its subsidiaries and affiliates prior to normal retirement age. In addition, SICO’s Board of Directors may elect to pay a participant cash in lieu of shares of AIG common stock

On June 27, 2005, AIG entered into agreements pursuant to which AIG agrees, subject to certain conditions, to make any payment that is not promptly paid with respect to the benefits accrued by certain employees of AIG and its subsidiaries under the SICO Plans.

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
4.	RELATED PARTY TRANSACTION (Continued)

As total compensation expense related to the SICO Plans for each prior year would not have been material to any such prior year, in the first quarter of 2005 the Company has recorded the total amount of compensation expense related to the SICO Plans that would have been recorded in all prior periods through December 31, 2004, as a reduction of retained earnings on the consolidated balance sheet of $1,562,000, with a corresponding increase to additional paid-in capital, and with no effect on total shareholder’s equity, results of operations or cash flows. Compensation expense with respect to the SICO Plans aggregated $269,000 and $982,000 for the quarter and nine months ended September 30, 2005, respectively, and is included in general and administrative expenses in the consolidated statement of income and comprehensive income.

The Company’s insurance policy obligations are guaranteed by American Home Assurance Company (“American Home”), a subsidiary of AIG, and a member of an AIG intercompany pool. This guarantee is unconditional and irrevocable, and the Company’s contract holders have the right to enforce the guarantee directly against American Home. American Home’s statutory financial statements are contained in the Company’s variable annuity registrations filed with the SEC. Additionally, American Home files statutory annual and quarterly reports with the New York State Insurance Department, through which such reports are available to the public. The Company expects that the American Home guarantee will be terminated within the next year. However, the insurance obligations on contracts issued prior to termination of the American Home guarantee would continue to be covered by the guarantee, including obligations arising from purchase payments received after termination, until satisfied in full.

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

	(in thousands)
THREE MONTHS ENDED SEPTEMBER 30, 2005:

REVENUES:
Fee income:
Variable annuity policy fees, net of reinsurance	$109,803	$—	$109,803
Asset management fees	—	20,933	20,933
Universal life insurance policy fees, net of reinsurance	7,939	—	7,939
Surrender charges	6,985	—	6,985
Other fees	—	3,655	3,655

Total fee income	124,727	24,588	149,315

Investment income	92,199	819	93,018
Net realized investment gains	794	63	857

Total revenues	217,720	25,470	243,190

BENEFITS AND EXPENSES:
Interest expense	50,265	—	50,265
Amortization of bonus interest	5,963	—	5,963
Claims on universal life insurance contracts, net of reinsurance recoveries	5,411	—	5,411
Guaranteed benefits, net of reinsurance recoveries	3,963	—	3,963
General and administrative expenses	23,253	10,647	33,900
Amortization of deferred acquisition costs and other deferred expenses	54,237	7,656	61,893
Annual commissions	18,710	—	18,710

Total benefits and expenses	161,802	18,303	180,105

Pretax income before cumulative effect of accounting change	$55,918	$7,167	$63,085

Total assets	$32,236,426	$235,627	$32,472,053

Expenditures for long-lived assets	$—	$92	$92

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5.	BUSINESS SEGMENTS (Continued)

		Asset
	Annuity	Management
	Operations	Operations	Total

	(in thousands)
THREE MONTHS ENDED SEPTEMBER 30, 2004:

REVENUES:
Fee income:
Variable annuity policy fees, net of reinsurance	$93,225	$—	$93,225
Asset management fees	—	21,707	21,707
Universal life insurance policy fees, net of reinsurance	7,481	—	7,481
Surrender charges	6,482	—	6,482
Other fees	—	3,857	3,857

Total fee income	107,188	25,564	132,752

Investment income	89,671	234	89,905
Net realized investment losses	(16,890)	—	(16,890)

Total revenues	179,969	25,798	205,767

BENEFITS AND EXPENSES:
Interest expense	55,823	523	56,346
Amortization of bonus interest	2,544	—	2,544
Claims on universal life insurance contracts, net of reinsurance recoveries	3,577	—	3,577
Guaranteed benefits, net of reinsurance recoveries	17,314	—	17,314
General and administrative expenses	23,272	9,377	32,649
Amortization of deferred acquisition costs and other deferred expenses	18,616	8,106	26,722
Annual commissions	15,114	—	15,114

Total benefits and expenses	136,260	18,006	154,266

Pretax income before cumulative effect of accounting change	$43,709	$7,792	$51,501

Total assets	$29,917,921	$195,948	$30,113,869

Expenditures for long-lived assets	$—	$8	$8

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5.	BUSINESS SEGMENTS (Continued)

		Asset
	Annuity	Management
	Operations	Operations	Total

	(in thousands)
NINE MONTHS ENDED SEPTEMBER 30, 2005:

REVENUES:
Fee income:
Variable annuity policy fees, net of reinsurance	$316,457	$—	$316,457
Asset management fees	—	61,727	61,727
Universal life insurance policy fees, net of reinsurance	25,025	—	25,025
Surrender charges	20,881	—	20,881
Other fees	—	11,740	11,740

Total fee income	362,363	73,467	435,830

Investment income	261,854	2,019	263,873
Net realized investment gains	21,550	103	21,653

Total revenues	645,767	75,589	721,356

BENEFITS AND EXPENSES:
Interest expense	152,426	—	152,426
Amortization of bonus interest	13,093	—	13,093
Claims on universal life insurance contracts, net of reinsurance recoveries	13,891	—	13,891
Guaranteed benefits, net of reinsurance recoveries	20,739	—	20,739
General and administrative expenses	73,360	28,963	102,323
Amortization of deferred acquisition costs and other deferred expenses	142,907	23,036	165,943
Annual commissions	56,127	—	56,127

Total benefits and expenses	472,543	51,999	524,542

Pretax income before cumulative effect of accounting change	$173,224	$23,590	$196,814

Total assets	$32,236,426	$235,627	$32,472,053

Expenditures for long-lived assets	$—	$168	$168

AIG SUNAMERICA LIFE ASSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5.	BUSINESS SEGMENTS (Continued)

		Asset
	Annuity	Management
	Operations	Operations	Total

	(in thousands)
NINE MONTHS ENDED SEPTEMBER 30, 2004:

REVENUES:
Fee income:
Variable annuity policy fees, net of reinsurance	$274,380	$—	$274,380
Asset management fees	—	62,633	62,633
Universal life insurance policy fees, net of reinsurance	25,188	—	25,188
Surrender charges	19,973	—	19,973
Other fees	—	11,049	11,049

Total fee income	319,541	73,682	393,223

Investment income	275,614	549	276,163
Net realized investment losses	(27,783)	—	(27,783)

Total revenues	567,372	74,231	641,603

BENEFITS AND EXPENSES:
Interest expense	166,349	1,621	167,970
Amortization of bonus interest	7,768	—	7,768
Claims on universal life insurance contracts, net of reinsurance recoveries	13,499	—	13,499
Guaranteed benefits, net of reinsurance recoveries	48,240	—	48,240
General and administrative expenses	75,873	28,409	104,282
Amortization of deferred acquisition costs and other deferred expenses	82,722	23,515	106,237
Annual commissions	45,245	—	45,245

Total benefits and expenses	439,696	53,545	493,241

Pretax income before cumulative effect of accounting change	$127,676	$20,686	$148,362

Total assets	$29,917,921	$195,948	$30,113,869

Expenditures for long-lived assets	$—	$91	$91

AIG SUNAMERICA LIFE ASSURANCE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s discussion and analysis of financial condition and results of operations of AIG SunAmerica Life Assurance Company (the “Company”) for the three months and nine months ended September 30, 2005 and 2004 follows. Certain prior period amounts have been reclassified to conform to the current period’s presentation.
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
RECENT DEVELOPMENTS
     The Company is in the process of de-registering all of its market value adjusted fixed account options previously offered through certain of its variable annuity products and anticipates completing the process prior to year end. At such time, the Company will no longer have any registered securities and will no longer be obligated to file financial reports under the Securities Exchange Act of 1934, as amended.
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
     VALUATION OF CERTAIN FINANCIAL INSTRUMENTS: Gross unrealized losses on debt and equity securities available for sale amounted to $40.2 million at September 30, 2005. In determining if and when a decline in fair value below amortized cost is other than temporary, the Company evaluates at each reporting period the market conditions, offering prices, trends of earnings, price multiples, and other key measures for investments in debt and equity securities. In particular, for debt securities, the Company assesses the probability that all amounts due are collectible according to the contractual terms of the obligation. When such a decline in value is deemed to be other than temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline. (See also discussion within “Capital Resources and Liquidity” herein.)
     Securities in the Company’s portfolio with a carrying value of approximately $597.0 million at September 30, 2005 do not have readily determinable market prices. For these securities, the Company estimates the fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, the Company uses its most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale. The Company’s ability to liquidate its positions in these securities will be impacted to a significant degree by the lack of an actively traded market, and the Company may not be able to dispose of these investments in a timely manner. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about the risk-free interest rates, risk premiums, performance of underlying collateral, if any, and other factors may not reflect those of an active market.
     AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER DEFERRED EXPENSES: Contract acquisition costs include commissions and other costs that vary with, and are primarily related to, the production or acquisition of new business. Such costs are deferred and amortized over the estimated lives of the annuity contracts. Approximately 87% of the amortization of DAC and other deferred expenses was attributed to contract acquisition costs deferred by the annuity operations and 13% was attributed to the distribution costs deferred by the asset management operations. Substantially all of the DAC balance attributed to annuity operations at September 30, 2005 related to variable annuity contracts.
     For the annuity operations, the Company amortizes DAC and other deferred expenses based on a percentage of expected gross profits (“EGPs”) over the life of the underlying contracts. EGPs are computed based on assumptions related to the underlying contracts written, including their anticipated duration, the growth rate of the separate account assets (with respect to variable options of the variable annuity contracts) or general account assets (with respect to fixed annuity contracts, Fixed Options and universal life insurance contracts) supporting these obligations, the costs of providing contract guarantees and the level of expenses necessary to maintain and administer the contracts. With respect to Fixed Options, the growth rate depends on the yield on the general account assets supporting those annuity contracts. With respect to the variable options of the variable annuity contracts, the growth rate depends on the performance of the investment options available under the annuity contract and the allocation of assets among these various investment options.
     Increases in future EGPs may result from higher growth rates, higher interest spread, a longer duration, lower guaranteed benefits and/or lower administrative costs, while decreases in future EGPs may result from lower growth rates, lower interest spread, a shorter duration, higher guaranteed benefits and/or higher administrative costs. Amortization of DAC and other deferred expenses for the current period is reduced when future EGPs are increased and amortization is increased when future EGPs are decreased. The Company adjusts amortization of DAC and other deferred expenses (a “DAC unlocking”) when estimates of future gross profits to be realized on its annuity contracts are revised.
     The assumption the Company uses for the long-term annual growth rate of the separate account assets in the determination of DAC amortization with respect to its variable annuity contracts is 10% (the “long-term growth rate assumption”). The Company uses a “reversion to the mean” methodology that allows it to maintain this 10% long-term growth rate assumption, while also giving consideration to the effect of short-term swings in the equity markets. For example, if performance was 15% during the first year following the introduction of a product, the DAC model would assume that market returns for the following five years (the “short-term growth rate assumption”) would be approximately 9%, resulting in an average annual growth rate of 10% during the life of the product. Similarly, following periods of below 10% performance, the model will assume a short-term growth rate higher than 10%. A DAC unlocking will occur if management deems the short-term growth rate assumption (i.e., the growth rate required to revert to the mean 10% growth rate over a five-year period) to be unreasonable. The use of a reversion to the mean assumption is common within the industry; however, the parameters used in the methodology are subject to judgment and vary within the industry.
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
RESULTS OF OPERATIONS
     NET INCOME totaled $48.0 million in the third quarter of 2005, compared with $43.1 million in the third quarter of 2004. For the nine months ended September 30, 2005, net income amounted to $142.3 million, compared to $50.0 million in 2004.
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX reflected the adoption of SOP 03-1 on January 1, 2004. The Company recorded a loss of $62.6 million, net of tax, which is recognized in the consolidated statement of income and comprehensive income as a cumulative effect of accounting change for the nine months ended September 30, 2004.
     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $63.1 million in the third quarter of 2005, compared with $51.5 million in the third quarter of 2004. For the nine months, pretax income before cumulative effect of accounting change totaled $196.8 million in 2005, compared to $148.4 million in 2004. The increase in the third quarter of 2005 and the nine months of 2005 compared to the third quarter of 2004 and the nine months of 2004, respectively, was primarily due to higher net realized investment gains, greater variable annuity policy fees and lower guaranteed minimum death benefits, partially offset by higher amortization of DAC and other deferred expenses.
     INCOME TAX EXPENSE totaled $15.1 million in the third quarter of 2005, $8.4 million in the third quarter of 2004, $54.6 million in the nine months of 2005 and $35.8 million in the nine months of 2004 representing effective tax rates of 24%, 16%, 28% and 24%, respectively. The low effective tax rate in the third quarter of 2004 results from the recognition of certain tax credits.
ANNUITY OPERATIONS
     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $55.9 million in the third quarter of 2005, compared with $43.7 million in the third quarter of 2004. For the nine months, pretax income before cumulative effect of accounting change totaled $173.2 million in 2005, compared to $127.7 million in 2004. The increase in the third quarter and nine months of 2005 compared to the third quarter and nine months of 2004, respectively, was primarily due to greater variable annuity policy fees, higher net realized investment gains and lower guaranteed minimum death benefits, partially offset by higher amortization of DAC and other deferred expenses and annual commissions.
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
     An analysis of net investment spread and a reconciliation to pretax income before cumulative effect of accounting change is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

		(in thousands)

Investment income	$92,199	$89,671	$261,854	$275,614
Interest credited to fixed annuity contracts and Fixed Options	(31,073)	(35,799)	(94,529)	(106,606)
Interest credited to universal life insurance contracts	(17,644)	(18,474)	(52,945)	(55,479)
Interest credited to guaranteed investment contracts	(1,548)	(1,550)	(4,952)	(4,264)

Net investment spread	41,934	33,848	109,428	109,265

Net realized investment gains (losses)	794	(16,890)	21,550	(27,783)
Fee income, net of reinsurance	124,727	107,188	362,363	319,541
Amortization of bonus interest	(5,963)	(2,544)	(13,093)	(7,768)
Claims on UL insurance contracts, net of reinsurance recoveries	(5,411)	(3,577)	(13,891)	(13,499)
Guaranteed benefits, net of reinsurance recoveries	(3,963)	(17,314)	(20,739)	(48,240)
General and administrative expenses	(23,253)	(23,272)	(73,360)	(75,873)
Amortization of DAC	(54,237)	(18,616)	(142,907)	(82,722)
Annual commissions	(18,710)	(15,114)	(56,127)	(45,245)

Pretax income before cumulative effect of accounting change	$55,918	$43,709	$173,224	$127,676

     Net investment spread totaled $41.9 million in the third quarter of 2005, compared with $33.8 million in the third quarter of 2004. These amounts equal 2.91% on average invested assets (computed on a daily basis) of $5.77 billion in the third quarter of 2005 and 2.17% on average invested assets of $6.23 billion in the third quarter of 2004. For the nine months, net investment spread totaled $109.4 million in 2005 and $109.3 million in 2004, representing 2.50% of average invested assets of $5.83 billion in 2005 and 2.33% of average invested assets of $6.25 billion in 2004 on an annualized basis. Included in the net investment spread during the quarter and nine months of 2005 was partnership income of $10.3 million. Excluding such partnership income, the investment spread (and the related yields on average invested assets) totals $31.6 million (2.20%) in the quarter of 2005 and $99.1 million (2.27%) in the nine months of 2005.

     The components of net investment spread were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

	(in thousands, except for percentages)

Net investment spread	$41,934	$33,848	$109,428	$109,265
Average invested assets	5,766,264	6,225,262	5,831,338	6,254,328
Average interest-bearing liabilities	5,354,342	5,966,369	5,477,952	5,986,790

Yield on average invested assets	6.40%	5.76%	5.99%	5.88%
Rate paid on average interest bearing liabilities	3.76	3.74	3.71	3.70

Difference between yield and interest rate paid	2.64%	2.02%	2.28%	2.18%

Net investment spread as a percentage of average invested assets	2.91%	2.17%	2.50%	2.33%

     The decline in average invested assets resulted primarily from annuity withdrawals, GIC maturities and net exchanges from Fixed Options into the separate accounts of variable annuity contracts, partially offset by new deposits of Fixed Options. Deposits of Fixed Options and renewal deposits on universal life insurance contracts totaled $353.8 million in the third quarter of 2005, $323.1 million in the third quarter of 2004, $1.01 billion in the nine months of 2005 and $1.12 billion in the nine months of 2004, and are primarily deposits for the Fixed Options. On an annualized basis, these deposits represent 27%, 22%, 25%, and 25%, respectively, of the related reserve balances at the beginning of the respective periods.
     Net investment spread includes the effect of income earned or interest paid on the difference between average invested assets and average interest-bearing liabilities. Average invested assets exceeded average interest-bearing liabilities by $411.9 million in the third quarter of 2005, compared with $258.9 million in the third quarter of 2004. For the nine months, average invested assets exceeded average interest-bearing liabilities by $353.4 million in 2005, compared with $267.5 million in 2004. The difference between the Company’s yield on average invested assets and the rate paid on average interest-bearing liabilities was 2.64% in the third quarter of 2005, 2.02% in the third quarter of 2004, 2.28% in the nine months of 2005 and 2.18% in the nine months of 2004.
     Investment income (and the related yields on average invested assets) totaled $92.2 million (6.40%) in the third quarter of 2005, $89.7 million (5.76%) in the third quarter of 2004, $261.9 million (5.99%) in the nine months of 2005 and $275.6 million (5.88%) in the nine months of 2004. Included in the net investment income during the quarter and nine months of 2005 was partnership income of $10.3 million. Excluding such partnership income, the investment income (and the related yields on average invested assets) totals $81.9 million (5.68%) in the quarter of 2005 and $251.6 million (5.75%) in the nine months of 2005. Included in investment income are expenses incurred to manage the investment portfolio amounted to $0.5 million in the third quarter of 2005, $0.5 million in the third quarter of 2004, $1.5 million in the nine months of 2005 and $1.8 million in the nine months of 2004.
     Interest expense (and the related rate paid on average interest-bearing liabilities) totaled $50.3 million (3.76%) in the third quarter of 2005 and $55.8 million (3.74%) in the third quarter of 2004. For the nine months, interest expense (and the related rate paid on average interest-bearing liabilities) totaled $152.4 million (3.71%) in 2005, compared with $166.3 million (3.70%) in 2004. Interest-bearing liabilities averaged $5.35 billion during the third quarter of 2005, $5.97 billion during the third quarter of 2004, $5.48 billion during the nine months of 2005 and $5.99 billion during the nine months of 2004.
     NET REALIZED INVESTMENT GAINS/LOSSES was a $0.8 million gain in the third quarter of 2005 and a $16.9 million loss in the third quarter of 2004 and included impairment writedowns of $15.4 million in the third quarter of 2004. There were no impairment writedown in the third quarter of 2005. For the nine months, net realized investment gains totaled $21.6 million in 2005, compared with net realized investment losses of $27.8 million in 2004 and included impairment writedowns of $7.0 million and $17.9 million, respectively. The net realized gain includes the mark to market of the S&P 500 put options and futures and the guaranteed minimum account value (“GMAV”) and the guaranteed minimum withdrawal benefit (“GMWB”) embedded derivatives. The net impact from the mark to market of the S&P 500 put options, futures and the GMAV and GMWB embedded derivatives totaled net losses of $0.3 million in the third quarter of 2005, $1.7 million in the third quarter of 2004, $1.0 million in the nine months of 2005 and $2.9 million in the nine months of 2004, respectively. Thus, net realized gains from sales and redemptions of investments totaled $1.1 million in the third quarter of 2005 and $0.2 million in the third quarter of 2004. For the nine months, net realized gains from sales and redemptions of investments totaled $29.6 million in 2005, compared with net realized losses of $7.0 million in 2004.
     The Company sold or redeemed invested assets, principally bonds and notes, aggregating $1.13 billion in the third quarter of 2005, $320.3 million in the third quarter of 2004, $2.04 billion in the nine months of 2005 and $1.50 billion in the nine months of 2004. Sales of investments result from the active management of the Company’s investment portfolio. Because redemptions of investments are generally involuntary and sales of investments are made in both rising and falling interest rate environments, net gains and losses from sales and redemptions of investments fluctuate from period to period, and represent 0.03%, 0.01%, 0.68% and 0.15% of average invested assets for the third quarter of 2005, the third quarter of 2004, the nine months of 2005 and the nine months of 2004, respectively. Active portfolio management involves the ongoing evaluation of asset sectors, individual securities within the investment portfolio and the reallocation of investments from sectors that are perceived to be relatively overvalued to sectors that are perceived to be relatively undervalued. The intent of the Company’s active portfolio management is to maximize total returns on the investment portfolio, taking into account credit, option, liquidity and interest-rate risk.
     Impairment writedowns include $15.4 million, $7.0 million and $17.9 million of provisions principally applied to bonds in the third quarter of 2004, the nine months of 2005 and the nine months of 2004, respectively. On an annualized basis, impairment writedowns represent 0.99%, 0.16% and 0.38% of average invested assets in the respective periods. For the twenty quarters ended September 30, 2005, impairment writedowns, as an annualized percentage of average invested assets, have ranged up to 1.95% and have averaged 0.70%. Such writedowns are based upon estimates of the fair value of invested assets and recorded when declines in the value of such assets are considered to be other than temporary. Actual realization will be dependent upon future events.
     VARIABLE ANNUITY POLICY FEES, NET OF REINSURANCE are generally based on the market value of assets in the separate accounts supporting variable annuity contracts. Such fees totaled $109.8 million in the third quarter of 2005 and $93.2 million in the third quarter of 2004 and are net of reinsurance premiums of $7.1 million and $6.7 million, respectively. For the nine months, variable annuity policy fees totaled $316.5 million in 2005 and $274.4 million in 2004 and are net of reinsurance premiums of $21.2 million and $21.7 million, respectively. On an annualized basis, variable annuity policy fees represent 1.9%, 1.9%, 1.9% and 1.8% of average variable annuity assets in the third quarters and nine months of 2005 and 2004, respectively. Variable annuity assets averaged $23.35 billion, $20.13 billion, $22.71 billion and $20.03 billion during the respective periods.
     Variable annuity deposits, which exclude deposits allocated to the Fixed Options, totaled $417.2 million in the third quarter of 2005 and $586.0 million in the third quarter of 2004. For the nine months, variable annuity deposits totaled $1.41 billion, compared with $2.09 billion in 2004. On an annualized basis, these amounts represent 7%, 11%, 8% and 15% of variable annuity reserves at the beginning of the respective periods. Transfers from the Fixed Options to the separate accounts are not classified as variable annuity deposits. Accordingly, changes in variable annuity deposits are not necessarily indicative of the ultimate allocation by customers among fixed and variable account options of the Company’s variable annuity products.
     Sales of variable annuity products, which include deposits allocated to the Fixed Options (“Variable Annuity Product Sales”) amounted to $760.7 million, $898.2 million, $2.40 billion and $3.17 billion in the third quarters and nine months of 2005 and 2004, respectively. Such sales primarily reflect those of the Company’s Polaris and Seasons families of variable annuity products which are multi-manager variable annuities that offer investors a choice of several variable and fixed funds, depending on the product. The decrease in variable annuity product sales in the 2005 compared to 2004 was largely attributable to a continued lackluster equity market, the regulatory environment for variable annuities and more intense competition with regard to the living benefits, as well as the negative press associated with AIG’s regulatory issues.
     Withdrawal payments of variable annuity products, which exclude claims and annuitization benefits, totaled $824.5 million, $639.5 million, $2.34 billion and $1.88 billion the third quarters and nine months of 2005 and 2004, respectively. Annualized, these payments when expressed as a percentage of average related reserves represent 11.6%, 10.0%, 11.2% and 9.8% for the third quarters and nine months of 2005 and 2004, respectively. The annualized surrender rates increased from the first quarter to the second quarter and remained constant in the third quarter of 2005. Management is monitoring emerging experience to determine if the increase is indicative of any unexpected long-term trends and to evaluate the factors that are influencing surrender behavior.
     The Company has encountered increased competition in the variable annuity marketplace during recent years and anticipates that the market will remain highly competitive for the foreseeable future. Also, from time to time, federal initiatives are proposed that could affect the taxation of annuities (see “Regulation”).
     UNIVERSAL LIFE INSURANCE POLICY FEES, NET OF REINSURANCE amounted to $7.9 million in the third quarter of 2005 and $7.5 million in the third quarter of 2004 and are net of reinsurance premiums of $8.6 million and $9.3 million, respectively. For the nine months, universal life insurance policy fees totaled $25.0 million in 2005 and $25.2 million in 2004 and are net of reinsurance premiums of $25.1 million and $25.7 million, respectively. Universal life insurance policy fees consist of mortality charges, up-front fees earned on deposits received and administrative fees, net of reinsurance premiums. The administrative fees are assessed based on the number of policies in force as of the end of each month. The Company acquired its universal life insurance contracts as part of the acquisition of business from MBL Life Assurance Corporation on December 31, 1998 and does not actively market such contracts. Such fees annualized represent 2.2%, 2.0%, 2.3% and 2.2% of average reserves for universal life insurance contracts in the respective periods.
     SURRENDER CHARGES on variable annuity and universal life insurance contracts totaled $7.0 million in the third quarter of 2005 and $6.5 million in the third quarter of 2004. For the nine months, such surrender charges totals $20.9 million in 2005 and $20.0 million in 2004. Surrender charge periods range up to nine years primarily from the date a deposit is received. Surrender charges generally are assessed on withdrawals at declining rates.
     CLAIMS ON UNIVERSAL LIFE INSURANCE CONTRACTS, NET OF REINSURANCE RECOVERIES totaled $5.4 million in the third quarter of 2005, compared with $3.6 million in the third quarter of 2004 and are net of reinsurance recoveries of $10.3 million and $5.9 million, respectively. For the nine months, such claims totaled $13.9 million in 2005 and $13.5 million in 2004 and are net of reinsurance recoveries of $24.8 million in 2005 and $28.6 million in 2004. The change in such claims resulted principally from changes in mortality experience and the reinsurance recoveries thereon.
     GUARANTEED BENEFITS, NET OF REINSURANCE RECOVERIES on variable annuity contracts totaled $4.0 million in the third quarter of 2005, compared with $17.3 million in the third quarter of 2004 and are net of reinsurance recoveries of $0.3 million and $0.1 million, respectively. For the nine months, guaranteed benefits net of reinsurance recoveries amounted to $20.7 million in 2005 and $48.2 million in 2004 and are net of reinsurance recoveries of $0.9 million in 2005 and $2.5 million in 2004. The decrease during 2005 reflects the generally improved equity market performance in the fourth quarter of 2004. Downturns in the equity markets could increase these expenses. These guaranteed benefits consist primarily of guaranteed minimum death benefits as well as immaterial amounts of earnings enhancement benefits and guaranteed minimum income benefits. These guarantees are described in more detail in the following paragraphs.
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
     Guaranteed minimum income benefit (“GMIB”) is a feature the Company offers on certain variable annuity products. This feature provides a minimum fixed annuity payment guarantee for those contract holders who choose to receive fixed lifetime annuity payments after a waiting period in their deferred annuity contracts. The Company bears the risk that the performance of the financial markets will not be sufficient for accumulated contract holder account balances to support GMIB benefits and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. As there is a waiting period to annuitize using the GMIB, there are no policies eligible to receive this benefit at September 30, 2005. The Company has eliminated offering a GMIB feature that guarantees the amount to be annuitized to exceed the amounts deposited in order to mitigate its exposure.
     Guaranteed minimum account value (“GMAV”) is a feature the Company offers on certain variable annuity products. If available and elected by the contract holder at the time of contract issuance, this feature guarantees that the account value under the contract will at least equal the amount of the deposits invested during the first ninety days of the contract, adjusted for any subsequent withdrawals, at the end of a ten-year waiting period. The Company bears the risk that protracted under-performance of the financial markets could result in GMAV benefits being higher than the underlying contract holder account balance and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. The Company has purchased put options and futures on the S&P 500 index to partially offset this risk. Changes in the market value of the GMAV benefit, the put options and futures are recorded in net realized investment gains/losses in the accompanying consolidated statement of income and comprehensive income.
     Guaranteed minimum withdrawal benefit (“GMWB”) is a feature the Company began offering on certain variable annuity products in May of 2004. If available and elected by the contract holder at the time of contract issuance, this feature provides a guaranteed annual withdrawal stream at the end of a specified wait period, if any, regardless of market performance. The guaranteed withdrawal stream is based upon deposits invested during a specified period adjusted for subsequent withdrawals and may include a guaranteed step-up bonus. The Company bears the risk that protracted under-performance of the financial markets could result in GMWB benefits being higher than the underlying contract holder account balance and that the fees collected under the contract are insufficient to cover the costs of the benefit to be provided. The Company has purchased put options and futures on the S&P 500 index to partially offset this risk. Changes in the market value of the GMWB benefit, the put options and futures are recorded in net realized investment gains/losses in the accompanying consolidated statement of income and comprehensive income.
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
     GENERAL AND ADMINISTRATIVE EXPENSES totaled $23.3 million in the third quarter of 2005 and $23.3 million in the third quarter of 2004. For the nine months, general and administrative expenses totaled $73.4 million in 2005 and $75.9 million in 2004. General and administrative expenses remain closely controlled through a company-wide cost containment program and continue to represent less than 1% of average total assets.
     AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER DEFERRED EXPENSES totaled $54.2 million in the third quarter of 2005, compared with $18.6 million in the third quarter of 2004. For the nine months, such amortization totaled $142.9 million in 2005, compared with $82.7 million in 2004. The increase in the amortization in 2005 reflects higher variable annuity policy fee income, higher net realized investment gains and lower guaranteed benefits.
     ANNUAL COMMISSIONS totaled $18.7 million in the third quarter of 2005, compared with $15.1 million in the third quarter of 2004. For the nine months, annual commissions totaled $56.1 million in 2005 and $45.2 million in 2004. Annual commissions generally represent commissions paid quarterly in arrears to maintain the persistency of certain of the Company’s variable annuity contracts. Substantially all of the Company’s currently available variable annuity products allow for an annual commission payment option in return for a lower immediate commission. The vast majority of the Company’s average balances of its variable annuity products are currently subject to such annual commissions. The increase in annual commissions primarily reflects trail commissions on higher level of assets.
ASSET MANAGEMENT OPERATIONS
     PRETAX INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE totaled $7.2 million in the third quarter of 2005, compared to $7.8 million in the third quarter of 2004. For the nine months, pretax income before cumulative effect of accounting change amounted to $23.6 million in 2005 and $20.7 million in 2004. The increase in pretax income for the nine months of 2005 was primarily due to higher investment income, the absence of subordinated debt interest expense and a grant received from the State of New Jersey pursuant to a business employment incentive program partially offset by higher general and administrative expenses associated with the launch of a new closed-end fund product line.
     ASSET MANAGEMENT FEES, which include investment advisory fees and certain 12b-1 distribution fees, are based on the market value of assets managed by SAAMCo in its mutual funds and certain funds that serve as investment vehicles to variable annuity portfolios. Such fees totaled $20.9 million based primarily on mutual fund average assets managed of $10.36 billion in the third quarter of 2005 and $21.7 million on average assets managed of $9.53 billion in the third quarter of 2004. For the nine months, asset management fees amounted to $61.7 million on average assets managed of $10.09 billion in 2005 and $62.6 million on average assets managed of $9.59 billion in 2004. Asset management fees included $0.4 million in the third quarter and $1.5 million for the nine months of 2004 from the terminated variable annuity directed brokerage program.
     Mutual fund sales, excluding sales of money market funds, totaled $737.3 million in the third quarter of 2005, compared to $466.6 million in the third quarter of 2004. For the nine months, mutual fund sales amounted to $1.61 billion in 2005 and $1.70 billion in 2004. The third quarter and nine months of 2005 includes $407.0 million of sales from the introduction of a new closed-end fund product line in July 2005. Excluding the sale of the new fund, mutual fund sales totaled $330.3 million in the third quarter of 2005 and $1.20 billion in the nine months of 2005. Redemptions of such funds, excluding redemptions of money market funds, amounted to $523.4 million in the third quarter of 2005, $386.1 million in the third quarter of 2004, $1.53 billion in the nine months of 2005 and $1.13 billion in the nine months of 2004 which, annualized, represent 25%, 20%, 25% and 19%, respectively, of average related mutual fund assets. Management believes the continued lackluster equity market during the nine months of 2005 coupled with a short term shift in marketing efforts toward closed-end fund sales in the third quarter led to the decrease in open-end net sales. Management continues to monitor the adverse developments in sales and redemptions to determine if they are indicative of any unexpected trends.
     OTHER FEES totaled $3.7 million and $3.9 million for the third quarters of 2005 and 2004, respectively and $11.7 million and $11.0 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in the nine months ended September 30, 2005 results from a New Jersey state grant for maintaining employment in certain areas of the state in 2004.
     INVESTMENT INCOME (and the related yields on average invested assets) totaled $0.8 million (3.10%) in the third quarter of 2005, $0.2 million (1.22%) in the third quarter of 2004, $2.0 million (2.59%) in the nine months of 2005 and $0.5 million (1.03%) in the nine months of 2004. Invested assets averaged $105.8 million during the third quarter of 2005, $76.3 million during the third quarter of 2004, $104.1 million during the nine months of 2005 and $71.1 million during the nine months of 2004. The increase in the quarter and nine months of 2005 is directly attributable to higher yields and increased average invested assets in 2005.

     INTEREST EXPENSE was $0.5 million and $1.6 million in the third quarter and nine months of 2004, respectively. All subordinated notes were retired on December 29, 2004.
     GENERAL AND ADMINISTRATIVE EXPENSES totaled $10.6 million in the third quarter of 2005, $9.4 million in the third quarter of 2004, $29.0 million in the nine months of 2005 and $28.4 million in the nine months of 2004. The increase in the third quarter and nine months of 2005 was the result of $1.1 million in selling expenses associated with the launch of the new closed-end fund product line and professional fees related to proof of claim filings on behalf of the mutual funds. This increase was partially offset by the absence of expenses related to the terminated variable annuity directed brokerage program.
     AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER DEFERRED EXPENSES includes amortization of distribution costs that totaled $7.7 million in the third quarter of 2005, compared with $8.1 million in the third quarter of 2004. For the nine months, such amortization totaled $23.0 million in 2005 and $23.5 million in 2004.
CAPITAL RESOURCES AND LIQUIDITY
     SHAREHOLDER’S EQUITY increased to $1.83 billion at September 30, 2005 from $1.75 billion at December 31, 2004 primarily due to $142.3 million of net income partially offset by a $25.0 million dividend to the Company’s direct parent, SunAmerica Life Insurance Company (the “Parent”) and a $44.0 million decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income was related to the decline in value of the Company’s portfolio of bonds, notes and redeemable preferred stocks (the “Bond Portfolio”) as interest rates have risen, partially offset by the related amortization of DAC and other deferred expenses and income tax effects.
     INVESTMENTS AND CASH at September 30, 2005 totaled $6.99 billion, compared with $7.13 billion at December 31, 2004. The Company’s invested assets are managed by an affiliate. The following table summarizes the Company’s Bond Portfolio and other investments and cash at September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
	Fair	Percent of	Fair	Percent of
	Value	Portfolio	Value	Portfolio

	(in thousands, except for percentages)

Bond Portfolio:

U.S. government securities	$33,839	0.5%	$30,300	0.4%
Mortgage-backed securities	1,040,167	14.9	956,567	13.4
Securities of public utilities	278,554	4.0	332,038	4.7
Corporate bonds and notes	2,722,305	38.9	2,902,829	40.7
Other debt securities	752,589	10.7	917,743	12.9

Total Bond Portfolio	4,827,454	69.0	5,139,477	72.1

Mortgage loans	524,468	7.5	624,179	8.8
Common stocks	27,583	0.4	26,452	0.4
Cash and short-term investments	393,729	5.6	201,117	2.8
Securities lending collateral	974,379	13.9	883,792	12.4
Other invested assets	247,210	3.6	250,969	3.5

Total investments and cash	$6,994,823	100.0%	$7,125,986	100.0%

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
     THE BOND PORTFOLIO, which constituted 69% of the Company’s total investment portfolio at September 30, 2005, had an aggregate fair value that was $60.9 million greater than its amortized cost at September 30, 2005, compared with $151.7 million at December 31, 2004.
     At September 30, 2005, the Bond Portfolio had an aggregate fair value of $4.83 billion and an aggregate amortized cost of $4.77 billion. At September 30, 2005, the Bond Portfolio included $4.27 billion of bonds rated by Standard & Poor’s (“S&P”), Moody’s Investors Service (“Moody’s”) or Fitch (“Fitch”) and $559.3 million of bonds rated by the National Association of Insurance Commissioners (“NAIC”) or the Company pursuant to statutory ratings guidelines established by the NAIC. At September 30, 2005, approximately $4.55 billion of the Bond Portfolio was investment grade, including $1.07 billion of mortgage-backed securities (“MBS”) and U.S. government/agency securities.
     At September 30, 2005, the Bond Portfolio included $280.7 million of bonds that were not investment grade. These non-investment-grade bonds accounted for approximately 1% of the Company’s total assets and approximately 4% of its invested assets. Non-investment-grade securities generally provide higher yields and involve greater risks than investment-grade securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment-grade issuers. In addition, the trading market for these securities is usually more limited than for investment-grade securities. An economic downturn could produce higher than average issuer defaults on the non-investment-grade securities, which could cause the Company’s investment returns and net income to decline. At September 30, 2005, the Company’s non-investment-grade Bond Portfolio consisted of 134 issues with no single issuer representing more than 10% of the total non-investment-grade Bond Portfolio. These non-investment-grade securities are comprised of bonds spanning 10 industries with 17%, 17%, 17%, and 15% concentrated in financial services, telecommunications, utilities and cyclical consumer industries, respectively. No other industry concentration constituted more than 10% of these assets.

     The following summarizes the Company’s rated bonds by rating classification as of September 30, 2005.
RATED BONDS BY RATING CLASSIFICATION
(dollars in millions)

			Issues not rated by S&P/Moody’s/
Issues rated by S&P/Moody's/Fitch			Fitch, by NAIC category			Total
			NAIC					Percent of
S&P/Moody's/Fitch	Amortized	Estimated fair	category	Amortized	Estimated fair	Amortized	Estimated fair	total invested
Category (1)	Cost	value	(2)	Cost	value	Cost	value	assets

AAA+ to A- (Aaa to A3) [AAA to A-]	$3,077	$3,096	1	$266	$268	$3,343	$3,364	48.09%

BBB+ to BBB- (Baa to Baa3) [BBB+ to BBB-]	952	964	2	216	218	1,168	1,182	16.90%

BB+ to BB- (Bal to Ba3) [BB+ to BB-]	138	140	3	14	21	152	161	2.30%

B+ to B- (Bl to B3) [B+ to B-]	50	53	4	7	7	57	60	0.86%

CCC+ to CCC- (Caal to Caa3) [CCC+ to CCC-]	13	11	5	13	17	26	28	0.40%

CC to D (Ca to C) [CC to D]	1	4	6	20	28	21	32	0.46%

TOTAL RATED ISSUES	$4,231	$4,268		$536	$559	$4,767	$4,827

Footnotes to the table of Rated Bonds by Rating Classification

(1)	S&P and Fitch rate debt securities in rating categories ranging from AAA (the highest) to D (in payment default). A plus (+) or minus (-) indicates the debt’s relative standing within the rating category. A security rated BBB- or higher is considered investment grade. Moody’s rates debt securities in rating categories ranging from Aaa (the highest) to C (extremely poor prospects of ever attaining any real investment standing). The number 1, 2 or 3 (with 1 the highest and 3 the lowest) indicates the debt’s relative standing within the rating category. A security rated Baa3 or higher is considered investment grade. Issues are categorized based on the highest of the S&P, Moody’s and Fitch ratings if rated by multiple agencies.

(2)	Bonds and short-term promissory instruments are divided into six quality categories for NAIC rating purposes, ranging from 1 (highest) to 5 (lowest) for non-defaulted bonds plus one category 6, for bonds in or near default. These six categories correspond with the S&P/Moody’s/Fitch rating groups listed above, with categories 1 and 2 considered investment grade. The NAIC categories include $45.5 million of assets that were rated by the Company pursuant to applicable NAIC rating guidelines.

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
     As a result of these policies, the Company recorded pretax impairment writedowns of $7.0 million and $17.9 million in the nine months of 2005 and 2004, respectively. No individual impairment loss, net of DAC and taxes, exceeded 10% of the Company’s net income for the nine months ended September 30, 2005.
     Excluding the impairments noted above, the changes in fair value for the Company’s Bond Portfolio, which constitutes the vast majority of the Company’s investments, were recorded as a component of other comprehensive income in shareholder’s equity as unrealized gains or losses.
     At September 30, 2005, the fair value of the Company’s Bond Portfolio aggregated $4.83 billion. Of this aggregate fair value, less than 0.08% represented securities trading at or below 75% of amortized cost. The impact of unrealized losses on net income will be further mitigated upon realization, because realization will result in current decreases in the amortization of DAC and other deferred expenses and decreases in income taxes.
     At September 30, 2005, approximately $2.57 billion, at amortized cost, of the Bond Portfolio had a fair value of $2.67 billion resulting in an aggregate unrealized gain of $101.1 million. At September 30, 2005, approximately $2.19 billion, at amortized cost, of the Bond Portfolio had a fair value of $2.15 billion resulting in an aggregate unrealized loss of $40.2 million. No single issuer accounted for more than 10% of unrealized losses. Approximately 37% of unrealized losses were from the financial services industry. No other industry accounted for more than 10% of unrealized losses.

     The amortized cost of the Bond Portfolio in an unrealized loss position at September 30, 2005, by contractual maturity, is shown below.

Amortized Cost

(in thousands)

Due in one year or less	$74,975
Due after one year through five years	785,160
Due after five years through ten years	737,863
Due after ten years	595,015

Total	$2,193,013

     The aging of the Bond Portfolio in an unrealized loss position at September 30, 2005 is shown below:

(dollars in thousands)	Less than or Equal to 20%			Greater than 20% to 50%			Greater than 50%
	of Amortized Cost			of Amortized Cost			of Amortized Cost			Total
	Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized		Amortized	Unrealized
Months	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items	Cost	Loss	Items
Investment Grade Bonds

0-6	$22,237	$(619)	8	$—	$—	—	$7	$(7)	1	$22,244	$(626)	9
7-12	39,959	(1,179)	13	78	(28)	1	—	—	—	40,037	(1,207)	14
>12	8,946	(638)	6	6,469	(1,809)	3	82	(62)	2	15,497	(2,509)	11

Total	$71,142	$(2,436)	27	$6,547	$(1,837)	4	$89	$(69)	3	$77,778	$(4,342)	34

Below Investment Grade Bonds
0-6	$1,301,882	$(13,667)	219	$—	$—	—	$—	$—	—	$1,301,882	$(13,667)	219
7-12	486,329	(9,773)	81	—	—	—	—	—	—	486,329	(9,773)	81
>12	327,024	(12,418)	57	—	—	—	—	—	—	327,024	(12,418)	57

Total	$2,115,235	$(35,858)	357	$—	$—	—	$—	$—	—	$2,115,235	$(35,858)	357

Total Bonds
0-6	$1,324,119	$(14,286)	227	$—	$—	—	$7	$(7)	1	$1,324,126	$(14,293)	228
7-12	526,288	(10,952)	94	78	(28)	1	—	—	—	526,366	(10,980)	95
>12	335,970	(13,056)	63	6,469	(1,809)	3	82	(62)	2	342,521	(14,927)	68

Total	$2,186,377	$(38,294)	384	$6,547	$(1,837)	4	$89	$(69)	3	$2,193,013	$(40,200)	391

     In the nine months of 2005, the pretax realized losses incurred with respect to the sale of fixed-rate securities in the Bond Portfolio was $12.2 million. The aggregate fair value of securities sold was $633.2 million, which was approximately 98% of amortized cost. The average period of time that securities sold at a loss during the nine months of 2005 and were trading continuously at a price below amortized cost was approximately 7 months.
     The valuation for the Company’s Bond Portfolio comes from market exchanges or dealer quotations, with the exception of non-traded securities. The Company considers non-traded securities to mean certain fixed income investments and certain structured securities. The aggregate fair value of these securities at September 30, 2005 was approximately $597.0 million. The Company estimates the fair value with internally prepared valuations (including those based on estimates of future profitability). Otherwise, the Company uses its most recent purchases and sales of similar unquoted securities, independent broker quotes or comparison to similar securities with quoted prices when possible to estimate the fair value of those securities. All such securities are classified as available for sale.
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
     Senior secured loans (“Secured Loans”) are included in the Bond Portfolio and aggregated $191.7 million at September 30, 2005. Secured Loans are senior to subordinated debt and equity and are secured by assets of the issuer. At September 30, 2005, Secured Loans consisted of $127.6 million of privately traded securities and $64.1 million of publicly traded securities. These Secured Loans are composed of loans to 46 borrowers spanning 10 industries, with 36% and 17% from the utilities and telecommunications industries, respectively. No other industry constituted more than 10% of these assets.
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
     MORTGAGE LOANS aggregated $524.5 million at September 30, 2005 and consisted of 86 commercial first mortgage loans with an average loan balance of approximately $6.1 million, collateralized by properties located in 29 states. Approximately 32% of this portfolio was office, 18% was multifamily residential, 14% was industrial, 13% was hotels and 23% was other types. At September 30, 2005, approximately 29%, 12% and 10% of this portfolio were secured by properties located in California, Massachusetts and Michigan, respectively. No more than 10% of this portfolio was secured by properties located in any other single state. At September 30, 2005, 14 mortgage loans have an outstanding balance of $10 million or more, which collectively aggregated approximately 51% of this portfolio. At September 30, 2005, approximately 32% of the mortgage loan portfolio consisted of loans with balloon payments due before October 1, 2008. During 2005 and 2004, loans delinquent by more than 90 days, foreclosed loans and restructured loans have not been significant in relation to the total mortgage loan portfolio.
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
     POLICY LOANS totaled $172.3 million at September 30, 2005, compared with $186.0 million at December 31, 2004, and primarily present loans taken against universal life insurance contracts.
     SECURITIES LENDING COLLATERAL totaled $974.4 million at September 30, 2005, compared with $883.8 million at December 31, 2004, and consisted of cash collateral invested in highly rated short-term securities received in connection with the Company’s securities lending program. The increase in securities lending collateral in 2005 resulted from increased demand for securities in the Company’s portfolio. Although the cash collateral is currently invested in highly rated short-term securities, the applicable collateral agreements permit the cash collateral to be invested in highly liquid short and long-term investment portfolios. At least 75% of the portfolio’s short-term investments must have external issue ratings of A-1/P-1, one of the highest ratings for short-term credit quality. Long-term investments include corporate notes with maturities of five years or less and a credit rating by at least two nationally recognized statistical rating organizations (“NRSRO”), with no less than a S&P rating of A or equivalent by any other NRSRO.
     ASSET-LIABILITY MATCHING is utilized by the Company in an effort to minimize the risks of interest rate fluctuations and disintermediation (i.e. the risk of being forced to sell investments during unfavorable market conditions). The Company believes that its liabilities for Fixed-Rate Products should be backed by a portfolio principally composed of fixed-rate investments that generate predictable rates of return. The Company does not have a specific target rate of return. Instead, its rates of return vary over time depending on the current interest rate environment, the slope of the yield curve, the spread at which fixed-rate investments are priced over the yield curve, default rates and general economic conditions. Its portfolio strategy is constructed with a view to achieve adequate risk-adjusted returns consistent with its investment objectives of effective asset-liability matching, liquidity and safety. The Company’s Fixed-Rate Products incorporate incentives, surrender charges and/or other restrictions in order to encourage persistency. Approximately 77% of the Company’s reserves for Fixed-Rate Products had surrender penalties or other restrictions at September 30, 2005.
     As part of its asset-liability matching discipline, the Company conducts detailed computer simulations that model its fixed-rate assets and liabilities under commonly used interest rate scenarios. With the results of these computer simulations, the Company can measure the potential gain or loss in fair value of its interest-rate sensitive instruments and seek to protect its economic value and achieve a predictable spread between what it earns on its invested assets and what it pays on its liabilities by designing its Fixed-Rate Products and conducting its investment operations to closely match the duration and cash flows of the fixed-rate assets to that of its fixed-rate liabilities. The fixed-rate assets in the Company’s asset-liability modeling include: cash and short-term investments; bonds, notes and redeemable preferred stocks; mortgage loans; policy loans; and investments in limited partnerships that invest primarily in fixed-rate securities. At September 30, 2005, these assets had an aggregate fair value of $5.91 billion with an option-adjusted duration of 3.3 years. The Company’s fixed-rate liabilities include Fixed Options, as well as universal life insurance, fixed annuity and GIC contracts. At September 30, 2005, these liabilities had an aggregate fair value (determined by discounting future contractual cash flows by related market rates of interest) of $4.91 billion with an option-adjusted duration of 3.8 years. The Company’s potential exposure due to a relative 10% increase in prevailing interest rates from its September 30, 2005 levels is a loss of approximately $3.9 million, representing a decrease in fair value of its fixed-rate assets that is not offset by a decrease in fair value of its fixed-rate liabilities. Because the Company actively manages its assets and liabilities and has strategies in place to minimize its exposure to loss as interest rate changes occur, it expects that actual losses would be less than the estimated potential loss.
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

	Nine Months
	Ended
	September 30,	Years Ended December, 31
	2005	2004	2003	2002

Average 10-year U.S. Treasury bond rate:	4.21%	4.26%	4.01%	4.61%
AIG SunAmerica Life Assurance Company:
Average yield on Bond Portfolio	5.55	5.66	5.75	6.23
Rate paid on average interest-bearing liabilities	3.71	3.71	3.71	3.93
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
     DEFAULTED INVESTMENTS, comprising all investments that are in default as to the payment of principal or interest, had a fair value of $18.0 million of bonds at September 30, 2005, and constituted approximately 0.3% of total invested assets. At December 31, 2004, defaulted investments totaled $40.1 million of bonds, which constituted approximately 0.6% of total invested assets.
     SOURCES OF LIQUIDITY are readily available to the Company in the form of the Company’s existing portfolio of cash and short-term investments, reverse repurchase agreement capacity on invested assets and, if required, proceeds from invested asset sales. The Company’s liquidity is primarily derived from operating cash flows from annuity operations. At September 30, 2005, approximately $2.67 billion of the Bond Portfolio had an aggregate unrealized gain of $101.1 million, while approximately $2.15 billion of the Bond Portfolio had an aggregate unrealized loss of $40.2 million. In addition, the Company’s investment portfolio currently provides approximately $43.8 million of monthly cash flow from scheduled principal and interest payments. Historically, cash flows from operations and from the sale of the Company’s annuity products have been more than sufficient in amount to satisfy the Company’s liquidity needs.
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
GUARANTEES AND OTHER COMMITMENTS
     The Company has six agreements outstanding in which it has provided liquidity support for certain short-term securities of municipalities and non-profit organizations by agreeing to purchase such securities in the event there is no other buyer in the short-term marketplace. In return the Company receives a fee. In addition, pursuant to these agreements the Company guarantees the payment of these securities upon redemption. The maximum liability under these guarantees at September 30, 2005 is $185.5 million. The expiration dates of these commitments are as follows: $26.4 million in 2005 and $159.1 million in 2006. Related to each of these agreements are participation agreements, under which the Parent will share in $58.6 million of these liabilities in exchange for a proportionate percentage of the fees received under these agreements.
     At September 30, 2005, the Company held reserves for GICs with maturity dates as follows: $87.2 million in 2005 and $29.7 million in 2024.

RECENTLY ISSUED ACCOUNTING STANDARDS
     In July 2003, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). This statement was effective as of January 1, 2004, and requires the Company to recognize a liability for GMDB and certain living benefits related to its variable annuity contracts, account for enhanced crediting rates or bonus payments to contract holders and modifies certain disclosures and financial statement presentations for these products. In addition, SOP 03-1 addresses the presentation and reporting of separate accounts and the capitalization and amortization of certain other expenses. The Company reported for the first quarter of 2004 a one-time cumulative accounting charge of $62.6 million ($96.3 million pre-tax) to reflect the liability and the related impact on DAC as of January 1, 2004.
     In September 2005, the AICPA issued SOP 05-1,”Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). This statement provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is evaluating the provisions of SOP 05-1. Based on current practices, management believes the adoption of SOP 05-1 will not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.
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
     Risk-based capital (“RBC”) standards are designed to measure the adequacy of an insurer’s statutory capital and surplus in relation to the risks inherent in its business. The standards are intended to help identify inadequately capitalized companies and require specific regulatory actions in the event an insurer’s RBC is deficient. The RBC formula develops a risk-adjusted target level of adjusted statutory capital and surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer’s size, but also on the risk profile of the insurer’s operations. The RBC Model Law provides four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control. The risk based adjusted capital of the Company as of September 30, 2005 exceeded the RBC requirements that would require state regulatory action.
     New RBC requirements for variable annuities have been adopted by the NAIC. The new requirements differ from traditional RBC approach in that they are based on company models and statistical methods, rather than factors, to determine target regulatory capital. These new RBC requirements, which are subject to a regulatory minimum, will be phased in over three years beginning with the year ended December 31, 2005.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The quantitative and qualitative disclosures about market risk are contained in the Asset-Liability Matching section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 31 to 32 herein.
Item 4. Controls and Procedures
     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Senior Vice President and Chief Financial Officer (collectively the “Certifying Officers”) to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, with the participation of the Certifying Officers, have evaluated the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Certifying Officers concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the periods specified by the SEC.
     There was no change in the Company’s internal control over financial reporting that occurred during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     On May 26, 2005, the New York Attorney General and the New York Superintendent of Insurance filed a civil complaint against American International Group, Inc. (“AIG”) as well as its former Chairman and Chief Executive Officer and former Vice Chairman and Chief Financial Officer, in the Supreme Court of the State of New York. The complaint asserts claims under New York’s Martin Act and Insurance Law, among others, and makes allegations concerning certain transactions entered into by AIG and certain of its subsidiaries. Although none of the Company or its subsidiaries are named in the complaint, nor does the complaint seek any remedies against them, due to a provision in the law governing investment companies, if the lawsuit results in an injunction being entered against AIG, then the Company, AIG SunAmerica Asset Management Corp. and AIG SunAmerica Capital Services, Inc. will need to obtain permission from the Securities and Exchange Commission (“SEC”) to continue to service its variable annuity and asset management operations. While the SEC has granted this type of relief to others in the past in similar circumstances, there is no assurance that this permission would be granted. Accordingly, no assurance can be given that any further changes in circumstances for AIG will not impact the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company had no unregistered sales of equity securities.
Item 3. Defaults Upon Senior Securities
     The Company had no defaults upon senior securities.
Item 4. Submissions of Matters to a Vote of Security Holders
     No matters were submitted by the Company during the quarter ending September 30, 2005 to a vote of its security holder through the solicitation of proxies or otherwise.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
     See accompanying Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIG SUNAMERICA LIFE ASSURANCE COMPANY Registrant

Date: November 8, 2005	/s/ N. SCOTT GILLIS

N. Scott Gillis
Senior Vice President,
Chief Financial Officer and Director

Date: November 8, 2005	/s/ STEWART POLAKOV

Stewart Polakov
Senior Vice President and Controller
(Principal Accounting Officer)

Exhibit Index
Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certifications

31.2	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications